Form 10-Q
period 2014-12-31
NEW RELIC INC
filed 2015-02-13
CIK 1448056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36766

New Relic, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2017431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

188 Spear Street, Suite 1200

San Francisco, California 94105

(Address of principal executive offices, including zip code)

(650) 777-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 12, 2015, there were 47,052,100 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

NEW RELIC, INC.

Form 10-Q Quarterly Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, or gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to attract and retain customers to use our products, and to optimize the pricing for our products;

•	the evolution of technology affecting our products and markets;

•	our ability to innovate and provide a superior user experience and our intentions with respect thereto;

•	our ability to successfully expand in our existing markets and into new markets, including international markets;

•	the attraction and retention of qualified employees and key personnel;

•	worldwide economic conditions and their impact on spending;

•	our ability to effectively manage our growth and future expenses;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations; and

•	the increased expenses associated with being a public company.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW RELIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	December 31,	March 31,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$167,740	$19,453
Short-term investments	37,045	—
Accounts receivable, net of allowance for doubtful accounts of $246 and $84, respectively	12,057	5,532
Prepaid expenses and other current assets	4,068	2,491

Total current assets	220,910	27,476
Property and equipment, net	33,782	20,183
Restricted cash	5,626	5,601
Goodwill and intangible assets, net	4,606	—
Other assets	636	1,948

Total assets	$265,560	$55,208

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,814	$4,109
Accrued compensation and benefits	5,180	2,822
Other current liabilities	3,189	2,160
Deferred revenue	23,458	10,359

Total current liabilities	35,641	19,450
Deferred rent, non-current	4,455	3,606
Other liabilities, non-current	592	900

Total liabilities	40,688	23,956
Commitments and contingencies (Note 6)
Convertible preferred stock:
Convertible preferred stock, $0.001 par value; 10,000 shares and 22,323 shares authorized at December 31, 2014 and March 31, 2014; no shares and 21,357 shares issued and outstanding at December 31, 2014 and March 31, 2014;	—	95,917
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000 and 49,000 shares authorized at December 31, 2014 and March 31, 2014; 47,251 shares and 16,063 shares issued at December 31, 2014 and March 31, 2014; and 46,991 shares and 15,803 shares outstanding at December 31, 2014 and March 31, 2014;	47	16
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	341,915	17,033
Accumulated other comprehensive loss	(52)	—
Accumulated deficit	(116,775)	(81,451)

Total stockholders’ equity (deficit)	224,872	(64,665)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$265,560	$55,208

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended,		Nine Months Ended,
	December 31,		December 31,
	2014	2013	2014	2013
Revenue	$29,029	$17,185	$77,003	$43,331
Cost of revenue	5,940	2,935	15,001	7,402

Gross profit	23,089	14,250	62,002	35,929
Operating expenses:
Research and development	6,410	4,478	16,659	12,212
Sales and marketing	25,460	17,084	63,094	42,091
General and administrative	6,864	4,396	17,464	11,557

Total operating expenses	38,734	25,958	97,217	65,860

Loss from operations	(15,645)	(11,708)	(35,215)	(29,931)
Other income (expense):
Interest income	47	3	65	13
Interest expense	(54)	(15)	(83)	(49)
Other (expense), net	(381)	(181)	(195)	(503)

Loss before income taxes	(16,033)	(11,901)	(35,428)	(30,470)
Benefit from income taxes	(104)	—	(104)	—

Net loss	$(15,929)	$(11,901)	$(35,324)	$(30,470)

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.76)	$(1.94)	$(1.96)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	22,847	15,626	18,182	15,561

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended,		Nine Months Ended,
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(15,929)	$(11,901)	$(35,324)	$(30,470)
Other comprehensive loss:
Unrealized losess on available-for-sale securities, net of tax	(52)	—	(52)	—

Comprehensive loss attributable to common shareholders’	$(15,981)	$(11,901)	$(35,376)	$(30,470)

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss:	$(35,324)	$(30,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,089	3,133
Stock-based compensation expense	7,592	4,724
Deferred tax	(125)	—
Change in fair value of preferred stock warrant liability	82	488
Other	251	182
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(6,754)	(3,165)
Prepaid expenses and other assets	(1,443)	(338)
Accounts payable	(777)	821
Accrued compensation and benefits and other liabilities	2,936	1,170
Deferred revenue	13,273	4,402
Deferred rent	771	1,324

Net cash used in operating activities:	(13,429)	(17,729)
Cash flows from investing activities:
Purchases of property and equipment	(10,628)	(8,326)
Acquisition of Few Ducks, S.L., net of cash acquired	(2,262)	—
Increase in restricted cash	(25)	(1,268)
Purchases of short-term investments	(37,189)	—
Capitalized software development costs	(6,667)	(3,476)

Net cash used in investing activities	(56,771)	(13,070)
Cash flows from financing activities:
Proceeds from issuances of preferred stock, net of issuance costs	97,243	—
Proceeds from initial public offering, net of issuance costs	120,601	—
Principal payments on debt	(271)	—
Proceeds from issuance of common stock	914	201

Net cash provided by financing activities	218,487	201

Net increase (decrease) in cash and cash equivalents	148,287	(30,598)
Cash and cash equivalents, beginning of period	19,453	57,099

Cash and cash equivalents, end of period	$167,740	$26,501

Supplemental disclosure of cash flow information:
Cash paid for interest	$91	$52
Noncash investing and financing activities:
Issuance of common stock for the acquisition of Few Ducks, S.L.	$1,826	$—
Conversion of preferred stock warrants to common stock warrants	$631	$—
Net exercise of preferred stock warrants in connection with the initial public offering	$280	$—
Property and equipment purchased but not paid yet	$1,052	$298
Accrued initial public offering costs	$677	$—

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business—New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008. The Company is a software-as-a-service provider of software analytics products which allow users to monitor software performance with .NET, Java, JavaScript, Node.js, PHP, Python, and Ruby applications deployed in a cloud or in a data center. New Relic’s software analytics products enable developers and operation teams to monitor, troubleshoot, and optimize their applications.

Basis of Presentation—These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our final prospectus filed with the SEC on December 12, 2014 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (File No. 333-200078). There have been no changes to our significant accounting policies described in the prospectus that have had a material impact on our condensed consolidated financial statements and related notes.

The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2015. The condensed consolidated balance sheet as of March 31, 2014 included herein was derived from the audited financial statements as of that date.

Initial Public Offering—In December 2014, we completed our initial public offering, or IPO, in which we issued and sold 5,750,000 million shares of common stock at a public offering price of $23.00 per share. We received aggregate proceeds of approximately $123.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $3.1 million.

The sale of common stock in the IPO triggered the weighted average anti-dilution provisions set forth in the Company’s amended and restated certificate of incorporation. At the IPO price of $23.00 per share, the per share conversion rate for the Company’s Series F convertible preferred stock into common stock was approximately 1:1.02. The conversion rate for the Company’s Series A, Series B, Series C, Series D, and Series E convertible preferred stock was 1:1. As a result of the IPO, the 24,813,343 shares of the Company’s convertible preferred stock outstanding automatically converted into 24,885,778 shares of the Company’s common stock.

Use of Estimates—The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Concentration of Risk—At December 31, 2014, and March 31, 2014, there was no customer that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenue during the three and nine months ended December 31, 2014.

Short-term Investments—Short-term investments consist of money market funds, commercial paper, U.S. treasury securities, U.S. agency securities, corporate debt securities, and asset-back securities and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss, while realized gains and losses and other-than-temporary impairments are reported within the statement of operations. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The Company did not identify any marketable securities as other-than-temporarily impaired as of December 31, 2014. The Company did not have marketable securities as of March 31, 2014.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through December 31, 2014, the Company did not have any goodwill impairment.

Intangible Assets—Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Company in our fiscal year beginning April 1, 2017; early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements, as well as which transition method the Company intends to use.

2.	Business Combination

On October 6, 2014, the Company completed the acquisition of Few Ducks, S.L., (“Ducksboard”), a provider of real-time dashboards for tracking business metrics from a broad set of application sources, pursuant to which the Company acquired all of the capital stock of Ducksboard for 121,493 shares of the Company’s common stock, of which 108,234 shares have been issued and up to 13,259 shares will be released on the twelve month anniversary of the closing date, and $2.3 million in cash resulting in an aggregate preliminary purchase price of $4.2 million. Of the total purchase price, $2.1 million was allocated to goodwill, $2.8 million to identifiable intangible assets, and $0.7 million to net liabilities assumed. The addition of the Ducksboard technology complements the Company’s visualization expertise and will readily expand the sources of data that are available to customers via the Company’s Software Analytics data cloud. The Company accounted for the acquisition of Ducksboard as a purchase of a business. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Ducksboard were not material to our condensed consolidated financial statements in any period presented.

In connection with the acquisition, the Company may also issue 128,507 shares of its common stock to certain employees of Ducksboard, contingent upon their continuous employment with the Company. As such, compensation expense will be recorded ratably over the respective service period.

3.	Fair Value Measurements

The following tables present information about our financial assets measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$91,311	$—	$—	$91,311
Commercial paper	—	14,126	—	14,126
Corporate notes and bonds	—	16,972	—	16,972
U.S. treasury securities	499	—	—	499
U.S. government agencies	—	3,499	—	3,499
Asset-backed securities	—	4,499	—	4,499
Restricted cash - money market funds	5,626	—	—	5,626

Total	$97,436	$39,096	$—	$136,532

Included in cash and cash equivalents				$93,861

Included in short-term investments				$37,045

Included in restricted cash				$5,626

	Fair Value Measurements as of
	March 31, 2014
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$3,512	$—	$—	$3,512
Restricted cash - money market funds	5,601	—	—	5,601

Total	$9,113	$—	$—	$9,113

Convertible preferred stock warrant liability	$—	$—	$830	$830

Included in cash and cash equivalents				$3,512

Included in restricted cash				$5,601

Included in other liabilities, non-current				$830

Level 3 instruments consist solely of the Company’s preferred stock warrant liability. Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s Series A and Series D convertible preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company’s preferred stock warrants during each reporting period and was recorded as a component of other (expense) income, net in the statement of operations.

Upon the closing of the Company’s IPO and the conversion of the underlying preferred stock to common stock, the Company’s warrants to purchase shares of Series A convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock. The aggregate fair value of these warrants upon the closing of the IPO was $0.6 million which was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The warrant to purchase shares of the Company’s Series D convertible preferred stock was automatically net exercised for an aggregate of 12,193 shares of common stock upon closing of the Company’s IPO in December 2014. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Preferred Stock
Warrant
Liability
Balance at March 31, 2014	$830
Change in fair value of preferred stock warrant liability	82
Reclassification of preferred stock warrant liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into common stock upon the closing of the Company’s IPO	(912)

Balance at December 31, 2014	$—

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of December 31, 2014 and March 31, 2014 were not material. As of December 31, 2014 and March 31, 2014, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies our available-for-sale short-term investments by contractual maturities as of December 31, 2014 and March 31, 2014 (in thousands):

	December 31,	March 31,
	2014	2014
Due in one year	$17,487	$—
Due in one to three years	19,558	—

Total	$37,045	$—

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances. Based on borrowing rates available to us for loans with similar terms and maturities, the carrying value of borrowings approximates fair value or Level 2 within the fair value hierarchy.

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2014.

4.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	December 31,	March 31,
	2014	2014
Computers, software, and equipment	$2,752	$1,983
Site operation equipment	6,099	2,535
Furniture and fixtures	753	494
Leasehold improvements	19,674	12,355
Capitalized software development costs	18,663	11,444

Total property and equipment	47,941	28,811
Less: accumulated depreciation and amortization	(14,159)	(8,628)

Total property and equipment, net	$33,782	$20,183

Depreciation and amortization expense related to property and equipment was $2.4 million and $1.2 million for the three months ended December 31, 2014 and 2013, respectively, and $5.9 million and $3.1 million for the nine months ended December 31, 2014 and 2013, respectively.

5.	Goodwill and Purchased Intangibles Assets

The changes in the carrying amount of goodwill for the nine months ended December 31, 2014 are as follows (in thousands):

Goodwill as of March 31, 2014	$—
Goodwill acquired	2,053

Goodwill as of December 31, 2014	$2,053

Purchased intangible assets subject to amortization as of December 31, 2014 consist of the following (in thousands). No purchased intangible assets were recorded as of March 31, 2014.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life
				(In years)
Developed technology	$2,400	$(198)	$2,202	2.75
Customer relationships	100	(12)	88	1.75
Other intangible assets	300	(37)	263	1.75

	$2,800	$(247)	$2,553

Amortization expense of purchased intangible assets for the three and nine months ended December 31, 2014 was $0.2 million and $0.2 million, respectively. No amortization expense was recorded for the three and nine months ended December 31, 2013.

Estimated future amortization expense as of December 31, 2014 is as follows (in thousands):

2015 (remaining 3 months)	$250
2016	1,000
2017	900
2018	403
2019 and thereafter	—

$2,553

6.	Commitments and Contingencies

Leases —The Company leases office space under non-cancelable operating lease agreements, which expire from 2015 through 2023.

Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of December 31, 2014 and March 31, 2014, $4.7 million and $3.9 million, respectively, was recorded as deferred rent.

Rent expense, net of sublease income, for operating leases was $1.3 million and $1.3 million for the three months ended December 31, 2014 and 2013, respectively, and $3.9 million and $3.4 million for the nine months ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014, were as follows (in thousands):

Operating Leases
2015 (remaining 3 months)	$1,362
2016	5,741
2017	6,267
2018	6,495
2019	6,629
Thereafter	14,946

Total minimum future lease payments	$41,440

Purchase Commitments—As of December 31, 2014 and March 31, 2014, the Company had purchase commitments of $2.9 million and $0.6 million, respectively, for specific contractual services.

Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.

On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of December 31, 2014.

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. To date, the Company has not incurred any costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. The Company does not currently believe there is a reasonable possibility that a loss may have been incurred under these indemnification obligations. To date, there have been no claims under any such indemnification provisions.

7.	Common Stock and Stockholders’ Equity (Deficit)

Convertible preferred stock — Upon the completion of the IPO, all outstanding convertible preferred stock was converted into 24,885,778 shares of common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stock authorized — Upon the completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the amount of common stock authorized for issuance from 55,000,000 to 100,000,000 common shares with a par value of $0.001 per share.

Employee Stock Purchase Plan — The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan, or ESPP, which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined the Company’s board of directors.

2008 Equity Incentive Plan — The Company’s board of directors adopted the 2008 Equity Incentive Plan, or the 2008 Plan, in February 2008. The 2008 Equity Incentive Plan was terminated in connection with our IPO, and accordingly, no shares are available for future issuance under this plan. The 2008 Equity Incentive Plan continues to govern outstanding awards granted thereunder.

2014 Equity Incentive Plan — The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan, or the 2014 Plan, which became effective in December 2014. The 2014 Plan serves as the successor to our 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of our common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award) will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company board of directors. As of December 31, 2014, there were 5,207,555 shares available for issuance under the 2014 Plan.

The following table summarizes our stock option and RSU award activities for the nine months ended December 31, 2014 (in thousands, except per share information):

	Options Outstanding				RSU Outstanding
			Weighted-Average			Weighted- Average Grant Date
	Number	Weighted-Average	Remaining Contractual	Aggregate Intrinsic	Outstanding
	of Shares	Exercise Price	Term (in years)	Value	RSUs	Fair Value
Outstanding - April 1, 2014	6,923	$4.86			—	$—
Stock options granted	3,486	18.66			—	—
RSU granted	—	—			672	23
Stock options exercised	(392)	2.33			—	—
Stock options canceled/forfeited	(501)	9.15			—	—
RSU canceled/forfeited	—	—			(3)	23

Outstanding -December 31, 2014	9,516	$9.80	8.2	$238,251	669	$23

Restricted Stock Awards—During the nine months ended December 31, 2014 and 2013, the Company granted restricted stock awards covering an aggregate of 40,000 and 100,000 shares of common stock, respectively, to two board members that vest over four years, subject to the continued service relationship with the Company or become fully vested upon a change of control. The grant date fair value of the restricted stock awards was $0.7 million or $16.93 per share for awards granted during the nine months ended December 31, 2014, and $0.9 million or $9.37 per share for awards granted during the nine months ended December 31, 2013. Stock-based compensation expense recognized related to these restricted stock awards was $0.1 million and $0.1 million for the three months ended December 31, 2014 and 2013, respectively, and $0.3 million and $0.2 million for the nine months ended December 31, 2014 and 2013, respectively. The Company recognizes the expense using a straight-line basis over the requisite service periods of the award.

Stock Options Granted to Nonemployees— The Company granted 60,175 shares, 3,000 shares, 110,175 shares, and, 7,000 shares to nonemployee consultants during the three months ended December 31, 2014 and 2013 and for the nine months ended December 31, 2014 and 2013, respectively, and recorded stock-based compensation expense of $0.3 million, $0.1 million, $0.4 million, and $0.1 million, respectively.

Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $3.4 million and $1.3 million for the three months ended December 31, 2014 and 2013, respectively, and $7.6 million and $4.7 million for the nine months ended December 31, 2014 and 2013, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of revenue	$166	$43	$359	$101
Research and development	721	206	1,178	1,194
Sales and marketing	1,474	609	3,378	999
General and administrative	1,065	427	2,677	2,430

Total stock-based compensation expense	$3,426	$1,285	$7,592	$4,724

As of December 31, 2014 and March 31, 2014, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $47.9 million and $17.6 million, respectively. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.4 years.

8.	Income Taxes

The company recorded an income tax benefit of $0.1 million for the three and nine months ended December 31, 2014, respectively. This benefit is largely attributable to the deferred benefit associated with the amortization of Spanish intangibles assets, partially offset with state minimum taxes and foreign income taxes associated with our non-US operations. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets.

The utilization of the net operating loss (“NOL”) carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Once an ownership change is deemed to have occurred under Section 382, a limitation on the annual utilization of NOL carryforwards is imposed and, therefore, a portion of the tax loss carryforwards would be subject to the limitation under Section 382.

The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, additional tax expense will be recorded.

At December 31, 2014, the Company had $1.0 million of unrecognized tax benefits, of which none, if recognized, would affect the effective tax rate as most of the unrecognized tax benefit are deferred tax assets currently offset by a valuation allowance. There were no material changes to the unrecognized tax benefits in the three and nine months ended December 31, 2014, and 2013. The Company has elected to recognize interest and penalties related to uncertain tax positions as part of the income tax provision, however, as of December 31, 2014, no such interest and penalties had been recorded.

Changes to the Company’s uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company’s financial position or results of operations.

9.	Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock. As the Company had net losses for the three and nine months ended December 31, 2014 and 2013, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share attributable to common stockholders, basic and diluted (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(15,929)	$(11,901)	$(35,324)	$(30,470)

Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholder, basic and diluted	22,847	15,626	18,182	15,561

Net loss per share—basic and diluted	$(0.70)	$(0.76)	$(1.94)	$(1.96)

The following outstanding options, unvested shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	December 31,
	2014	2013
Convertible preferred stock	—	21,357
Options to purchase common stock	9,516	6,893
Restricted stock units	669	—
Warrants	28	49

	10,213	28,299

10.	Revenue by Geographic Location

The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
United States	$19,123	$11,831	$51,258	$30,328
EMEA	5,704	2,973	14,671	7,293
APAC	2,310	1,328	6,093	3,116
Other	1,892	1,053	4,981	2,594

Total revenue	$29,029	$17,185	$77,003	$43,331

Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2014 and March 31, 2014.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are building a new category of enterprise software we call Software Analytics. Our cloud-based suite of products enables organizations to collect, store, and analyze massive amounts of software data in real time. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, realize benefits and results. With our products, technology users can quickly find and fix performance problems as well as predict and prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users.

Since our formation in 2007, we have invested in building an integrated platform that enables organizations to collect, store and analyze massive amounts of data from their software in real time. We launched our first product offering, New Relic APM (Application Performance Management) for Ruby, in 2008. Since then, we broadened our product offerings to support a wide variety of programming languages and frameworks, with Java in 2009, PHP and .NET in 2010, and Python in 2011. In 2011, we released New Relic Servers to provide server monitoring for the cloud and data centers. In 2013, we released New Relic Mobile to support mobile by providing native mobile application performance management for the iOS and Android mobile operating systems. We also launched support for Node.js, a programming language, and New Relic Platform to enable third parties to integrate with our platform. In March 2014, we launched New Relic Insights to leverage big data analytics. During the quarter ended December 31, 2014, we released New Relic Browser to improve browser-side performance and New Relic Synthetics to enable our users to test their software through simulated usage.

We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account and deploy our software. Upon deployment, all users experience our full-featured products with a 14-day or 30-day free trial, enabling them to realize the benefits of our products, after which they have the option to purchase one or more of our subscription plans. During and after the trial period, our direct sales team engages with the user to convert the user into a paid business account. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. Most of our customers to date have been small to medium-sized organizations, and many of our customers to date have made purchasing decisions without interacting with our sales or other personnel. For larger organizations, our sales team focuses on leveraging users in existing accounts to broaden our footprint across the organization.

We offer access to our suite of products under subscription plans that also include service and support. We offer a variety of pricing plans based on the particular product purchased by an account, based on the number of servers monitored, number of applications monitored or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. We recognize revenue from subscription fees ratably over the service period. Most of our customers pay us on a monthly basis. As a result, our deferred revenue at any given period of time has historically been relatively low. As we begin to sell more to larger organizations, we expect to invoice more of our customers on a less frequent basis, and therefore, we expect our deferred revenue to increase over time. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.

We have grown rapidly in recent periods, with revenue for the three months ended December 31, 2014 and 2013 of $29.0 million and $17.2 million, respectively, representing year-over-year growth of 69%. For the nine months ended December 31, 2014 and 2013, our revenue was $77.0 million and $43.3 million, respectively, representing year-over-year growth of 78%. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $15.9 million and $11.9 million, for the three months ended December 31, 2014 and 2013, respectively, and $35.3 million and $30.5 million for the nine months ended December 31, 2014 and 2013, respectively. Our accumulated deficit as of December 31, 2014 was $116.8 million.

Our employee headcount has increased to 579 employees as of December 31, 2014 from 346 as of December 31, 2013, and our number of paid business accounts from 8,437 to 11,270 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our focus on selling our products to larger organizations. Internationally, we currently offer our products in EMEA, or Europe, Middle East, and Africa, and APAC, or Asia-Pacific, as determined based on the billing address of our customers, and our revenue from those regions constituted 20% and 8%, respectively, of our revenue for the three months ended December 31, 2014, and 17% and 8%, respectively, of our revenue for the three months ended December 31, 2013. Our revenue from the EMEA and APAC regions constituted 19% and 8%, respectively, of our revenue for the nine months ended December 31, 2014, and 17% and 7%, respectively, of our revenue for the nine months ended December 31, 2013. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets, including through our October 2014 acquisition of Barcelona-based Few Ducks, S.L, or Ducksboard, pursuant to which we acquired all of the outstanding shares of Ducksboard. To support the growth of our customer base, we also intend to increase our investment in our support organization and infrastructure. In addition, we plan to continue to invest in our research and development organization to enhance and further develop our products. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of and in preparation for, our expected increase in sales and expansion of our paid business accounts, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future.

Further, our reported revenue, operating results, and cash flows for a given period may not be indicative of future results due to our limited operating history and fluctuations in the number of new employees, the rate of our expansion, the timing of expenses we incur to grow our business and operations, levels of competition, and market demand for our products.

Key Operating Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Number of Paid Business Accounts. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. Each of these is treated as a separate paid business account. We had 11,270 paid business accounts as of December 31, 2014.

Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We track our performance in this area by measuring our dollar-based net expansion rate. Our net expansion rate increases when customers increase their use of our products, use additional products, or upgrade to a higher subscription tier. Our net expansion rate is reduced when customers decrease their use of our products, use fewer products, or downgrade to a lower subscription tier.

Our dollar-based net expansion rate compares our recurring subscription revenue from customers from one period to the next. We measure our net expansion rate on a monthly basis because many of our customers change their subscriptions more frequently than quarterly or annually. To calculate our annually dollar-based net expansion rate, we first establish the base period monthly recurring revenue from all our customers at the end of a month. This represents the revenue we would contractually expect to receive from those customers over the following month, without any increase or reduction in any of their subscriptions. We then (i) calculate the actual monthly recurring revenue from those same customers at the end of that following month; then (ii) divide that following month’s recurring revenue by the base month’s recurring revenue to arrive at our monthly net expansion rate; then (iii) calculate a quarterly net expansion rate by compounding the net expansion rates of the three months in the quarter; and then (iv) calculate our annualized net expansion rate by compounding our quarterly net expansion rate over an annual period. Our annualized dollar-based net expansion rate for the three months ended December 31, 2014 was 131.7%. We had two new product releases in the quarter ended December 31, 2014, that we believe benefited from strong pent-up demand and we would expect the dollar-based net expansion rate to moderate for the quarter ended March 31, 2015.

The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain paid business accounts from larger subscription customers either significantly upgrade or significantly downgrade their subscriptions and by increased sales to existing customers in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of paid business accounts from larger enterprises versus small to medium-sized organizations will tend to increase our quarterly net expansion rate and a relative increase in the number or paid business accounts from small to medium-sized organizations versus larger enterprises will tend to decrease the quarterly net expansion rate, as smaller businesses tend to cancel subscriptions more frequently than larger enterprises.

Key Components of Results of Operations

Revenue

We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, based on the number of servers monitored, number of applications monitored or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter periods. We invoice most of our customers on a monthly basis. As a result, our deferred revenue has historically been relatively low. As we begin to sell more to larger organizations, we expect to invoice more of our customers on a less frequent basis, and therefore, we expect our deferred revenue to increase over time.

Cost of Revenue

Cost of revenue consists of expenses relating to data center operations, hosting-related costs, payment processing fees, depreciation and amortization, consulting costs and salaries and benefits of operations and global customer support personnel. Salaries and benefits costs associated with our operations and global customer support personnel consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer base and the number of products we offer.

Gross Profit and Margin

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be affected by, a number of factors, including the timing and extent of our investments in our operations and global customer support personnel, hosting-related costs, and the amortization of capitalized software. We expect that our gross margin will decline modestly over the long term, although we expect our gross margin to fluctuate from period to period as a result of these factors.

Operating Expenses

Personnel costs, which consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses. We also incur other non-personnel costs such as an allocation of our general overhead expenses.

Research and Development. Research and development expenses consist primarily of personnel costs and an allocation of our general overhead expenses. We continue to focus our research and development efforts on adding new features and products, and increasing the functionality and enhancing the ease of use of our existing products. We capitalize the portion of our software development costs that meets the criteria for capitalization.

We plan to continue to hire employees for our engineering, product management and design teams to support our research and development efforts. As a result, we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue over the long term, although our research and development expenses may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our research and development expenses.

Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing and business development employees and executives. Commissions are expensed in the period when a customer contract is executed. Sales and marketing expenses also include the costs of our marketing and brand awareness programs.

We plan to continue investing in sales and marketing globally by increasing the number of our sales personnel, expanding our domestic and international marketing activities, building brand awareness and sponsoring additional marketing events. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our sales and marketing expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, information technology, finance and accounting employees and executives. Also included are non-personnel costs, such as legal and other professional fees.

We plan to continue to expand our business both domestically and internationally, and we expect to increase the size of our general and administrative function to support the growth of our business. We also expect that we will incur additional general and administrative expenses as a result of being a publicly traded company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses, such as litigation costs.

Other Expense, Net

Other expense, net consists primarily of the re-valuation of our convertible preferred stock warrant liability, interest income, interest expense and foreign exchange gains and losses.

Results of Operations

The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended,		Nine Months Ended,
	December 31,		December 31,
	2014	2013	2014	2013
Revenue	$29,029	$17,185	$77,003	$43,331
Cost of revenue (1)	5,940	2,935	15,001	7,402

Gross profit	23,089	14,250	62,002	35,929
Operating expenses:
Research and development (1)	6,410	4,478	16,659	12,212
Sales and marketing (1)	25,460	17,084	63,094	42,091
General and administrative (1)	6,864	4,396	17,464	11,557

Total operating expenses	38,734	25,958	97,217	65,860

Loss from operations	(15,645)	(11,708)	(35,215)	(29,931)
Other income (expense):
Interest income	47	3	65	13
Interest expense	(54)	(15)	(83)	(49)
Other (expense), net	(381)	(181)	(195)	(503)

Loss before income taxes	(16,033)	(11,901)	(35,428)	(30,470)
Benefit from income taxes	(104)	—	(104)	—

Net loss	$(15,929)	$(11,901)	$(35,324)	$(30,470)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of revenue	$166	$43	$359	$101
Research and development	721	206	1,178	1,194
Sales and marketing	1,474	609	3,378	999
General and administrative	1,065	427	2,677	2,430

Total stock-based compensation expense	$3,426	$1,285	$7,592	$4,724

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (2)	20	17	19	17

	5
Gross profit	80	83	81	83

Operating expenses:
Research and development (2)	22	26	22	28
Sales and marketing (2)	88	99	82	97
General and administrative (2)	24	26	23	27

Total operating expenses	133	151	126	152

Loss from operations	(53)	(68)	(45)	(69)

Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	(1)	(1)	—	(1)

Loss before income taxes
Benefit from income taxes	—	—	—	—

Net loss	(54)	(69)	(45)	(70)

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(as a percentage of revenue)
Cost of revenue	1%	—%	1%	—%
Research and development	2	1	2	3
Sales and marketing	5	4	4	2
General and administrative	4	2	3	6

Total stock-based compensation expense	12	7	10	11

Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	2013	% Change	2014	2013	% Change
United States	$19,123	$11,831	62%	$51,258	$30,328	69%
EMEA	5,704	2,973	92%	14,671	7,293	101%
APAC	2,310	1,328	74%	6,093	3,116	96%
Other	1,892	1,053	80%	4,981	2,594	92%

Total revenue	$29,029	$17,185	69%	$77,003	$43,331	78%

Revenue increased $11.8 million, or 69%, in the three months ended December 31, 2014 compared to the same period of 2013. The increase was a result of an increase in the number of paid business accounts, which increased to 11,270 at December 31, 2014 from 8,437 at December 31, 2013, and an increase in product adoption for existing paid business accounts. Our revenue from EMEA increased $2.7 million, or 92%, in the three months ended December 31, 2014 compared to the same period of 2013 and our revenue from APAC increased $1.0 million, or 74%, in the three months ended December 31, 2014 compared to the same period of 2013 as a result of an increase in the number of paid business accounts and an increase in product adoption for existing paid business accounts located in these geographic regions.

Revenue increased $33.7 million, or 78%, in the nine months ended December 31, 2014 compared to the same period of 2013. The increase was a result of an increase in the number of paid business accounts, which increased to 11,270 at December 31, 2014 from 8,437 at December 31, 2013, and an increase in product adoption for existing paid business accounts. Our revenue from EMEA increased $7.4 million, or 101%, in the nine months ended December 31, 2014 compared to the same period of 2013 and our revenue from APAC increased $3.0 million, or 96%, in the nine months ended December 31, 2014 compared to the same period of 2013 as a result of an increase in the number of paid business accounts and an increase in product adoption for existing paid business accounts located in these geographic regions.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Cost of Revenue	$5,940	$2,935	102%	$15,001	$7,402	103%

Cost of revenue increased $3.0 million, or 102%, for the three months ended December 31, 2014 compared to the same period of 2013. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, as well as an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $1.4 million, driven by higher headcount. Hosting-related costs, payment processing fees, and amortization expense increased by $1.4 million.

Cost of revenue increased $7.6 million, or 103%, for the nine months ended December 31, 2014 compared to the same period of 2013. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, as well as an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $3.9 million, and hosting-related costs, payment processing fees, depreciation, and amortization expense increased by $3.6 million.

Research and Development

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Research and development	$6,410	$4,478	43%	$16,659	$12,212	36%

Research and development expenses increased $1.9 million, or 43%, for the three months ended December 31, 2014 compared to the same period of 2013. The increase was a result of an increase of $1.9 million in personnel-related costs, driven by higher headcount.

Research and development expenses increased $4.5 million, or 36%, for the nine months ended December 31, 2014 compared to the same period of 2013. The increase was primarily a result of an increase of $3.9 million in personnel-related costs driven by higher headcount, a $0.3 million increase in depreciation, and a $0.3 million increase in spending on professional services.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Sales and marketing	$25,460	$17,084	49%	$63,094	$42,091	50%

Sales and marketing expenses increased $8.4 million, or 49%, for the three months ended December

31, 2014 compared to the same period of 2013. The increase was primarily a result of an increase in personnel- related costs of $6.5 million, driven by higher headcount and an increase in sales commissions due to revenue growth, and an increase of $0.9 million in marketing programs. The remaining increase was due to a $0.3 million increase in consultant fees, and a $0.7 million increase in depreciation, facilities, IT and related expenses.

Sales and marketing expenses increased $21.0 million, or 50%, for the nine months ended December 31, 2014 compared to the same period of 2013. The increase was primarily a result of an increase in personnel- related costs of $15.9 million, driven by higher headcount and an increase in sales commissions due to revenue growth, and an increase of $2.3 million in marketing programs. The remaining increase was due to a $1.0 million increase in consultant fees, and a $1.7 million increase in depreciation, facilities, and other miscellaneous expenses.

General and Administrative

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
General and administrative	$6,864	$4,396	56%	$17,464	$11,557	51%

General and administrative expenses increased $2.5 million, or 56%, for the three months ended December 31, 2014 compared to the same period of 2013. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $2.4 million, driven by an increase in headcount.

General and administrative expenses increased $5.9 million, or 51%, for the nine months ended December 31, 2014 compared to the same period of 2013. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $4.2 million, driven by an increase in headcount. The remaining increase of $1.7 million was due to an increase in facilities and IT related expenses and other miscellaneous expenses.

Other Expense, Net

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Other expense, net	$(388)	$(193)	101%	$(213)	$(539)	-60%

Other expense was $(0.4) million for the three months ended December 31, 2014 and $(0.2) million for the three months ended December 31, 2013. The increase in other expense for the three months ended December 31, 2014 was primarily a result of an increase in the fair value of our convertible preferred stock warrants.

Other expense was $(0.2) million for the nine months ended December 31, 2014, and $(0.5) million for the nine months ended December 31, 2013. The decrease in other expense for the nine months ended December 31, 2014 was due to the revaluation of our convertible preferred stock warrants.

Liquidity and Capital Resources

	Nine Months Ended
	December 31,
	2014	2013
Cash used in operating activities	$(13,429)	$(17,729)
Cash used in investing activities	(56,771)	(13,070)
Cash provided by financing activities	218,487	201

Net increase (decrease) in cash and cash equivalents	$148,287	$(30,598)

To date, we have financed our operations primarily through sales of equity securities. From our inception through December 31, 2014, we have completed several rounds of equity financing through the sale of shares of our Series A through Series F convertible preferred stock for total cash proceeds to us of $193.2 million. In December 2014 we completed our initial public offering, resulting in aggregate proceeds of approximately $123.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $3.1 million. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Used in Operating Activities

During the nine months ended December 31, 2014, operating activities used $13.4 million in cash as a result of a net loss of $35.3 million, adjusted by non-cash charges of $13.9 million and a net increase of $8.0 million in our net operating assets and liabilities. Non-cash charges were primarily the result of $7.6 million in stock-based compensation expense and $6.1 million in depreciation and amortization expense. The net increase in our net operating assets and liabilities was primarily the result of a $13.3 million increase in deferred revenue as a result of increased sales of subscriptions plans, a $3.0 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $0.8 million increase in deferred rent. This net increase in our net operating assets and liabilities was partially offset by a $6.8 million increase in accounts receivable due to increased sales of subscriptions, a $1.4 million increase in prepaid expenses and other assets, and a $0.8 million decrease in accounts payable.

During the nine months ended December 31, 2013, operating activities used $17.7 million in cash as a result of a net loss of $30.5 million, adjusted by non-cash charges of $8.5 million and a net increase of $4.2 million in our net operating assets and liabilities. Non-cash charges were primarily the result of $4.7 million in stock-based compensation expense, $3.1 million in depreciation and amortization expense, and $0.5 million in the change in fair value of our convertible preferred stock warrant liability. The net increase in our net operating assets and liabilities was primarily the result of a $4.4 million increase in deferred revenue as a result of increased sales of subscriptions plans, a $1.3 million increase in deferred rent due new office leases, a $1.2 million increase in accrued compensation and other liabilities due to increased headcount, and a $0.8 million increase in accounts payable due to increased expenditures. This net increase in our net operating assets and liabilities was partially offset by a $3.2 million increase in accounts receivable due to increased sales of subscriptions and a $0.3 million increase in prepaid expenses and other assets.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended December 31, 2014 was $56.8 million, primarily as a result of purchases of short-term investments of $37.2 million, purchases of property and equipment of $10.6 million, increases in capitalization of software development costs of $6.7 million, and payments of $2.3 million for the acquisition of Ducksboard, net of cash acquired.

Cash used in investing activities during the nine months ended December 31, 2013 was $13.1 million, primarily as a result of purchases of property and equipment of $8.3 million, increases in capitalization of software development costs of $3.5 million, and increase of restricted cash of $1.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended December 31, 2014 was $218.5 million, primarily as the result of proceeds from our initial public offering, net of issuance costs, of $120.6 million, proceeds from our sale of preferred stock, net of issuance costs, of $97.2 million, and the exercise of stock options of $0.9 million. Cash provided by financing activities for the nine months ended December 31, 2014 was offset by principle payments on debt assumed through our acquisition of Ducksboard of $0.3 million.

Cash provided by financing activities during the nine months ended December 31, 2013 was $0.2 million, as the result of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our principal contractual commitments primarily consist of obligations under leases for office space. Except as set forth in Note 6 Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended March 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014 and March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2014 as compared to the critical accounting policies and estimates described in our final prospectus filed with the SEC on December 12, 2014 pursuant to Rule 424(b) of the Securities Act relating to our Registration Statement on Form S-1 (File No. 333-200078).

Recently Issued and Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for our company in our fiscal year beginning April 1, 2017; early adoption is not permitted. We are currently evaluating the impact of this new standard on our condensed consolidated financial statements, as well as which transition method we intend to use.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our subscription agreements are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $204.8 million as of December 31, 2014, which was invested in corporate securities, money market funds, U.S. treasury securities, asset-backed securities, U.S. agency obligations, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.6 million as collateral for two letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2014, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2012, CA, Inc. filed an action against us in the U.S. District Court for the Eastern District of New York alleging that we willfully infringe certain of its U.S. patents. CA, Inc. asserts that a portion of our application performance management software – the .NET and Java agents – infringes certain claims of those patents. Among other things, CA, Inc. has sought permanent injunctive relief against us and damages in an amount to be determined at trial. Discovery is complete in the case, and partial dispositive motions have been served and argued by both parties although the court has not yet ruled on those motions. The case was reassigned to a new judge in March 2014 and a trial date is not currently set.

We intend to continue to contest this lawsuit vigorously. If this matter has an adverse outcome, it may have an impact on our financial position, results from operations, or cash flows. Should CA, Inc. prevail on its claims, we could be required to pay substantial damages for past sales of such products, enjoined from using and selling such products if a license or other right to continue selling our products is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. However, we cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. Even if we were to prevail, litigation is costly and time-consuming, and could divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our products, either of which could materially harm our business.

During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation, which our competitors could try to use to their competitive advantage by creating uncertainty amongst our customers. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

In addition, from time to time, we are involved in legal proceedings and are subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and accompanying notes.

We have a history of losses and we expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have incurred net losses in each fiscal period since our inception, including net losses of $15.9 million and $11.9 million in the three months ended December 31, 2014 and 2013, respectively, and $35.3 million and $34.5 million in the nine months ended December 31, 2014 and 2013, respectively. We had an accumulated deficit of $116.8 million at December 31, 2014. We expect to continue to expend substantial financial and other resources on, among other things:

•	investments in our research and development team, and the development of new products, features, and functionality;

•	sales and marketing, including expanding our direct sales organization and marketing programs, particularly for larger customers;

•	expansion of our operations and infrastructure, both domestically and internationally;

•	hiring of additional employees; and

•	general administration, including legal, accounting, and other expenses related to being a public company.

These investments may not result in increased revenue or growth of our business. We also expect that our revenue growth rate will decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and to achieve and sustain profitability. If we fail to achieve and sustain profitability, our operating results and business would be harmed.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

We were founded in 2007 and launched our first commercial product in 2008. This limited operating history limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future products, competition from other companies, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new products, determining prices for our products, unforeseen expenses, and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results and our business could suffer.

We have experienced rapid growth in recent periods and expect our growth to continue. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

We have experienced rapid growth in our customer base and have expanded and intend to continue to significantly expand our operations. For example, our employee headcount has increased from 346 employees as of

December 31, 2013 to 579 employees as of December 31, 2014, and we expect our headcount to continue to grow significantly. Our number of paid business accounts increased from 8,437 to 11,270 over the same period. In addition, we have established operations in Ireland and the United Kingdom, and, as a result of our acquisition of Ducksboard, we also have a subsidiary in Spain. This rapid growth has placed, and will continue to place, significant demands on our management and our operational, financial infrastructure, and company culture.

To manage this growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

•	effectively attracting, training, and integrating a large number of new employees, particularly members of our management and sales teams;

•	further improving our key business systems, processes, and information technology infrastructure, including our data center, to support our business needs;

•	enhancing our information and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and our customers; and

•	improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

If we fail to manage our expansion, implement and transition to our new systems, or if we fail to implement improvements or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to expand our customer base, enhance our existing solutions, develop new solutions, satisfy our customers, respond to competitive pressures, or otherwise execute our business plan. If we are unable to manage our growth, our operating results likely will be harmed.

Our quarterly results may fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly financial results may fluctuate widely as a result of the risks and uncertainties described in this report, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially.

We believe that quarter-to-quarter comparisons of our revenue, operating results, and cash flows may not be meaningful and should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance we may provide, the price of our common stock could decline.

Our business depends on our customers purchasing additional subscriptions and products from us and renewing their subscriptions. Any decline in our customer expansions and renewals would harm our future operating results.

Our future success depends in part on our ability to sell more subscriptions and additional products to our current customers. If our customers do not purchase additional subscriptions and products from us, our revenue may decline and our operating results may be harmed.

In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. The large majority of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period, which is typically one year. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. Some of our customers have elected not to renew their agreements with us and we cannot accurately predict future net expansion rates. Moreover, many of our customers with annual subscriptions have the right to cancel their agreements with three-months’ notice prior to the expiration of the subscription term.

Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and customer support, our prices, the prices of competing products, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels generally. These factors may also increase as our customer base grows to encompass larger enterprises.

If we are not able to develop enhancements to our products, increase adoption and usage of our products, and introduce new products that achieve market acceptance, our business could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products. The success of any enhancement or new products depends on several factors, including timely completion, adequate quality testing, introduction, and market acceptance. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. If we are unable to successfully enhance our existing products to meet customer requirements, increase adoption and usage of our products, or develop new products, our business and operating results will be harmed.

If customers do not expand their use of our products beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.

Most of our customers currently use our products to support application performance management functions, and the majority of our revenue to date has been from our application performance management products. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our software to additional use cases, such as business analytics and customer usage analytics. If we fail to achieve market acceptance of our software, or if a competitor establishes a more widely adopted solution, our ability to grow our business and financial results will be adversely affected. In addition, as the amount of data stored for a given customer grows, that customer may have to agree to higher subscription fees for our software or limit the amount of data stored in order to stay within the limits of its existing subscription. If their fees grow significantly, customers may react adversely to this pricing model, particularly if they perceive that the value of our software has become eclipsed by such fees or otherwise.

We have limited experience with respect to determining the optimal prices for our products.

We expect that we may need to change our pricing model from time to time. As new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we target selling our products to larger organizations, these larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our business.

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the nine months ended December 31, 2014, sales and marketing expenses represented 88% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically sold most of our products to small and mid-sized businesses and we have relatively little experience selling our products to larger organizations. We are expanding our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful attracting and maintaining these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and mid-sized businesses as customers. All of these efforts will require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer base and achieve broader market acceptance of our products could be harmed.

If we are unable to increase sales of our solutions to large enterprises while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

Historically, we have not focused our sales efforts on large enterprises. Our growth strategy is dependent, in part, upon increasing sales of our products to such enterprises. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities. As we seek to increase our sales to large enterprise customers, we face longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. Large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment. In addition, our ability to successfully sell our products to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. Also, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our products to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

Because users are able to configure our platform to collect and store personal information of their employees and end-users, privacy concerns could result in additional cost and liability to us or inhibit sales of our products.

Our operations involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, including some personally identifiable information, and security breaches, computer malware, and computer hacking attacks could expose us to a risk of loss of this information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.

Cyber attacks and other malicious Internet-based activity continue to increase generally. If our security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data.

If we are not able to detect and indicate activity on our platform that might be nefarious in nature, our customers could suffer harm. In such cases, we could face exposure, particularly if the customer suffered actual harm.

We cannot assure you that any limitations of liability provisions in our contracts for a security lapse or breach would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including expansion rates, financial condition, operating results, and reputation.

Changes in privacy laws, regulations, and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the Data Protection Directive, or the Directive, established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive may be replaced in time with the pending European General Data Protection Regulation which may impose additional obligations and risk upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self- regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Further, to the extent we accept and handle credit card numbers, we may be subject to various aspects of the PCI DSS. In the event we fail to be compliant with the PCI DSS, fines and other penalties could result. Further, our customers may require us to comply with more stringent privacy and data security requirements. Because the interpretation and application of many privacy and data protection laws along with mandatory industry standards, are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs, requirements, or preferences, our products may become less competitive.

The software industry is subject to rapid technological change, evolving industry standards, and practices, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that are able to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.

Our platform must also integrate with a variety of network, hardware, mobile, and software platforms, and technologies, and we need to continuously modify and enhance our products to adapt to changes and innovation in these technologies. If developers widely adopt new software platforms, we would have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, marketing, and sales resources, all of which would affect our business and operating results. Any failure of our products to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

We are dependent upon lead generation strategies to drive our sales and revenue, including free trials of our products. If these marketing strategies fail to continue to generate sales opportunities, our ability to grow our revenue will be adversely affected.

We are dependent upon lead generation strategies, including our marketing strategy of offering free trials of our products, to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users never convert from the trial version to the paid version of our products. To the extent that users do not become, or we are unable to successfully attract paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for application performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	diversified technology companies such as HP, IBM, Microsoft, and Oracle;

•	large enterprise software and services companies such as BMC Software, CA, Inc., Compuware, Riverbed Technology, and SAP;

•	software performance providers such as AppDynamics and Splunk; and

•	companies offering analytics products competing with our New Relic Insights product, including Google and Webtrends.

Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, and significantly greater resources than we do, and have the operating flexibility to bundle competing products and services with other software offerings at little or no perceived incremental cost, including offering them at a lower price as part of a larger sale. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our products. Our current and potential competitors may develop and market new technologies with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive.

With the introduction of new technologies, the evolution of our products and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.

Because we recognize revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of our existing and potential customers to access our products at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products simultaneously, denial of service attacks, or other security related incidents. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products becomes more complex and our user traffic increases. If our products are unavailable or if our users are unable to access our products within a reasonable amount of time or at all, our business would be negatively affected. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

In addition, we currently serve our customers from a third-party data center hosting facility located in Chicago, Illinois. The continuous availability of our products depends on the operations of those facilities, on a variety of network service providers, on third-party vendors, and on our own site operations staff. We depend on our third-party facility provider’s ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our products as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers not to renew their subscriptions, any of which could harm our business.

Defects or disruptions in our products could diminish demand for our products, harm our financial results, and subject us to liability.

Our customers use our products for important aspects of their businesses, and any errors, defects, or disruptions to our products or other performance problems with our products could hurt our brand and reputation and may damage our customers’ businesses. We provide regular product updates, which frequently contain undetected errors when first introduced or released. In the past, we have discovered software errors, failures, vulnerabilities, and bugs in our products after they have been released and new errors in our existing products may be detected in the future. Real or perceived errors, failures, or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for the any losses that may result from claims arising from defects or disruptions in our products. As a result, we could lose future sales and our reputation and our brand could be harmed.

Our ongoing and planned investments in data center hosting facilities are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results.

We have made and will continue to make substantial investments in new equipment to support growth at our data center hosting facility, provide enhanced levels of products to our customers, and reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

We may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow sales to commercial and enterprise customers in a financially sustainable manner, we may need to further customize our offering and modify our go-to-market strategy to reduce our operating and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations, including as a result of our acquisition of Barcelona-based Ducksboard, and future initiatives will involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	unexpected changes in regulatory requirements, taxes, or trade laws;

•	regional data security and privacy laws and regulations and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

•	differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	limitations on our ability to repatriate earnings;

•	laws and business practices favoring local competitors, or general preferences for local vendors;

•	limited or insufficient intellectual property protection;

•	exposure to liabilities under anti-corruption, export controls and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash or create other collection difficulties.

Our limited experience operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results will suffer.

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, Lewis Cirne; our President and Chief Operating Officer, Chris Cook; and our Chief Revenue Officer, Hilarie Koplow-McAdam; or the failure by our executive team to effectively work with our employees and lead our company could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area and the Portland area, where our headquarters and the majority of our research and development personnel are located, respectively, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have, from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

If we fail to enhance our brand, or to do so in a cost-effective manner, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our development of the New Relic brand is critical to achieving widespread awareness of our existing and future Software Analytics solutions, and, as a result, is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, including our ability to do so in a cost-effective manner, and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. See “Part II, Item 1—Legal Proceedings.” In the future, we may receive claims that our products and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market for Software Analytics products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2014, we only had one pending patent application and no issued patents. Despite the pending patent application, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

We use open source software in our products and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer or discontinue our products or incur additional costs. We cannot be certain that we have not incorporated open source software in our products in a manner that is inconsistent with our policies.

We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscriptions or face contract terminations, which could adversely affect our revenue.

Some of our customer agreements provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our products, we may be contractually obligated to provide these customers with service credits or refunds for prepaid amounts related to unused subscriptions, or we could face contract terminations. Our revenue could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenue, and operating results.

If the market for our technology delivery model and SaaS develops more slowly than we expect, our growth may slow or stall, and our operating results would be harmed.

The market for SaaS business software is less mature than traditional on-premise software applications, and the adoption rate of SaaS business software may be slower among subscribers in industries with heightened data security interests or business practices requiring highly-customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business software in general, but we do not know whether the trend of adoption of SaaS solutions will continue in the future. In particular, many organizations have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to SaaS. It is difficult to predict customer adoption rates and demand for our products, the future growth rate and size of the SaaS business software market or the entry of competitive applications. The expansion of the SaaS business software market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. If SaaS business software does not continue to achieve market acceptance, or there is a reduction in demand for SaaS business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

Our future performance depends in part on support from third-party software developers.

We provide software that enables third-party software developers to build plugins that integrate with our products. We operate a community website for sharing these third-party plugins. This presents certain risks to our business, including:

•	third-party developers may not continue developing or supporting the plugins that they share on our community website;

•	we cannot provide any assurance that these plugins meet the same quality standards that we apply to our own development efforts, and, to the extent they contain bugs, defects, or security risks, they may create disruptions in our customers’ use of our software or negatively affect our brand;

•	we do not currently provide support for plugins developed by third-party software developers, and users may be left without support and potentially cease using our products if the third-party software developers do not provide support for these plugins; and

•	these third-party software developers may not possess the appropriate intellectual property rights to develop and share their plugins.

Many of these risks are not within our control to prevent, and our brand may be damaged if these plugins do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs. If additional capital is not available, we may have to delay, reduce, or cease operations.

We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, including the need to develop new products or enhance our existing products, enhance our operating infrastructure, possible acquisitions of complementary businesses and technologies, a decline in the level of subscriptions for our products, or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Unanticipated changes in our effective tax rate could harm our future results.

We are subject to income taxes in the United States and foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in federal, state, or international tax laws and accounting principles. Further, each jurisdiction has different rules and regulations governing sales and use, value added, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. Any tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products, enhance our technical capabilities, or otherwise offer growth opportunities. Any acquisition may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For example, we completed our acquisition of Ducksboard in October 2014, and substantially all of the acquisition and integration risks remain. Acquisitions, including our acquisition of Ducksboard, may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any acquisitions we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business, including Ducksboard, fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

We face exposure to foreign currency exchange rate fluctuations.

We may in the future conduct transactions in currencies other than the U.S. dollar or the functional operating currency of the transactional entities. While we have historically transacted with customers and vendors in U.S. dollars, we have transacted in foreign currencies for subscriptions and may transact with customers in foreign currencies in the future. In addition, any international subsidiaries will maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Weakened global economic conditions may harm our industry, business, and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. The revenue growth and potential profitability of our business depends on demand for software applications and products generally, and application performance monitoring specifically. In addition, our revenue is dependent on the number of users of our products. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations,

international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, and other events beyond our control. We rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted products, and sales activities. The west coast of the United States contains active earthquake zones. Although we maintain crisis management and disaster response plans, in the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the federal securities laws, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue- generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Being a public company and these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in our filings with the SEC, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

As a result of becoming a public company, we will be obligated to implement and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls, and documenting the results of our evaluation, testing, and remediation. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm, when required, is unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Our stock price may be volatile or may decline regardless of our operating performance resulting in substantial losses for our stockholders.

The trading price of our common stock is likely to be volatile and could fluctuate widely regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	any major change in our board of directors or management;

•	sales of shares of our common stock by us or our stockholders;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, and cash flows.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2014, we had approximately 47.0 million shares of our common stock outstanding. As a result of market stand-off agreements, approximately 41.2 million shares are subject to restrictions on their sale for 180 days after December 11, 2014. In addition, substantially all of these shares are also subject to lock-up agreements with the underwriters in our initial public offering. Morgan Stanley & Co. LLC, as lead underwriter in our initial public offering, may, in its sole discretion, permit our officers, directors, employees, and current security holders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

The holders of an aggregate of approximately 24.9 million shares of our common stock as of December 31, 2014, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be able to be sold freely in the public market upon issuance, subject to existing market stand-off or lock-up agreements.

Our directors, officers, and principal stockholders beneficially own in the aggregate approximately 69.4% of our outstanding voting stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2014, our directors, officers, greater than 5% stockholders, and their respective affiliates will beneficially owned in the aggregate approximately 69.4% of our outstanding voting stock, including 23.8% held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•	require the approval of our board of directors or the holders of at least seventy-five percent (75%) of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.

We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price, which may never occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From October 1, 2014 through December 31, 2014, we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 1,455,719 shares of our common stock pursuant to our 2008 Equity Incentive Plan having exercise prices ranging from $19.00 to $23.00 per share and restricted stock unit awards for an aggregate of 671,725 shares of our common stock with a grant date fair value of $23.00 per share.

From October 1, 2014 through December 31, 2014, we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 81,221 shares of our common stock upon the exercise of options under our 2008 Equity Incentive Plan at exercise prices ranging from $0.28 to $16.93 per share, for an aggregate amount of approximately $0.35 million.

In October 2014, we issued 108,234 shares of our common stock to 21 accredited investors as part of the consideration for our acquisition of Ducksboard.

In December 2014, we issued 12,193 shares of our common stock to 188 Spear Street, LLC pursuant to the cashless net exercise of a warrant that was issued in August 2012. The warrant was exercisable for an aggregate of 20,889 shares of our common stock and had an exercise price of $9.5743 per share. The number of shares issued upon the net exercise of the warrant was reduced by an aggregate of 8,696 shares to effect the net exercise of the warrant in accordance with its terms.

In issuing the above-mentioned shares, we relied on the exemptions provided by (i) Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering or (ii) Section 3(a)(9) of the Securities Act of 1933, as applicable.

Use of Proceeds from Registered Securities

On December 17, 2014 we closed our initial public offering, or IPO, of 5,750,000 shares of our common stock, including 750,000 shares of common stock from the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $23.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200078), which was declared effective by the SEC on December 11, 2014. The offering commenced on December 1, 2014 and, following the sale of all of the shares that were registered in the registration statement, the offering terminated in connection with the closing of our IPO on December 17, 2014. Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, Allen & Company LLC, UBS Securities LLC, JMP Securities LLC and Raymond James & Associates, Inc. acted as the underwriters for the offering. The aggregate offering price for shares sold in the offering was approximately $132.3 million. We raised approximately $119.9 million in net proceeds from the offering, after deducting underwriter discounts and commissions of $9.3 million and other offering expenses of approximately $3.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW RELIC, INC.
Date: February 12, 2015
	By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of New Relic, Inc.	S-1	333-200078	3.2	11/10/2014

3.2	Amended and Restated Bylaws of New Relic, Inc.	S-1	333-200078	3.4	11/10/2014

10.1+	New Relic, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements					X

10.2+	New Relic, Inc. 2014 Equity Incentive Plan and related form agreements	S-8	333-201024	99.2	12/17/2014

10.3+	New Relic, Inc. 2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	12/17/2014

10.4+	Offer Letter between the Registrant and Robin J. Schulman, dated as of November 7, 2014	S-1/A	333-200078	10.9	12/1/2014

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan or arrangement.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.