Form 10-K
period 2015-03-31
NEW RELIC INC
filed 2015-05-28
CIK 1448056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

(650) 777-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2014 as reported by the New York Stock Exchange on such date, was approximately $693,393,031. The registrant has elected to use December 31, 2014, which was the last business day of the registrant’s most recently completed third fiscal quarter, as the calculation date because on September 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company and therefore the registrant is unable to calculate market value as of that date. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of May 15, 2015, there were 47,222,049 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to attract and retain customers to use our products, to optimize the pricing for our products, and to expand our sales to our customers;

•	the evolution of technologies affecting our products and markets;

•	our ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;

•	our ability to successfully expand in our existing markets and into new markets, including international markets;

•	the attraction and retention of key personnel;

•	our ability to effectively manage our growth and future expenses;

•	our ability to maintain, protect, and enhance our intellectual property;

•	worldwide economic conditions and their impact on spending; and

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I

Item 1. Business

Overview

We are defining a new category of enterprise software we call Software Analytics. Our cloud-based platform and suite of products enables organizations to collect, store, and analyze massive amounts of software data in real time. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, realize benefits and results. Technology users can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users. As of March 31, 2015, we enabled our users to collect, store, and analyze over 700 billion data points daily and monitored user experiences on over a million website domains. As of March 31, 2015, we had over 500,000 users. We define a user as an email address associated with an account that has deployed our software code and from which we receive data from at least one application. As of March 31, 2015, we had 11,910 paid business accounts. A single customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries.

Software has become increasingly critical to businesses and consumers worldwide, from online retailing to social networking to customer relationship management. This software is found in applications and throughout the architectures on which those applications run: servers, websites, operating systems, mobile devices, and other IT assets. The use of this software generates huge volumes of data about how it is performing, the end-user experience, and the transactions flowing through it. Historically, organizations collected and analyzed only a small fraction of this data due to technology and business constraints, including high costs and limited benefits, except for specific use cases such as application performance management, clickstream analysis, and web traffic measurement. Legacy software products were typically customized, expensive, required training, and thus limited to business-critical applications within large organizations. As a result, the vast majority of software data has been underutilized.

Several fundamental technology and business trends are enabling Software Analytics today. As software has become increasingly critical, it contains more of the data that organizations need to make key decisions. As cloud computing and software-as-a-service, or SaaS, replace on-premise architectures, more data is being generated and analyzed. Software developers are rapidly increasing in stature and influence within organizations, and able to shape IT trends such as cloud adoption. New technologies have been developed to enable greater storage and faster analysis of massive quantities of unstructured and structured data with greater speed and flexibility.

In light of these trends, we saw the opportunity for Software Analytics to empower technology and business users to make use of this underutilized software data. We provide developers with our software code, called agents, to add to their applications and infrastructure quickly and easily. These intelligent agents enable our users to identify vast amounts of data they would like to have sent to our cloud-based, big data database. Our database stores and organizes the data that we receive from our users for analysis through a simple dashboard interface that users can easily configure to monitor their key metrics and quickly make queries using simple phrases. Our intuitive and frictionless product design results in users being able to quickly receive analysis of their data. With this visibility, developers can significantly improve the quality of their software, and business and technology users can get real-time insights into their data.

Our Software Analytics solution is comprised of an integrated suite of products, a big data database, and an open platform. All of our products have a simple user interface, and require minimal training or integration. Our products for technology users focus on software performance management and monitoring and consist of New Relic APM (Application Performance Management), New Relic Mobile, New Relic Servers, New Relic Browser, and New Relic Synthetics. New Relic Insights provides big data analytics to both business and technology users that enable them to easily extract actionable information from the massive quantities of unstructured and structured data flowing through their software. New Relic Plugins offers a plugin architecture including application programming interfaces, or APIs, and software development kits, or SDKs, for customers and partners to embed and extend our solution into their products. Today, there are hundreds of plugins to extend our functionality to other applications and infrastructures including Amazon Web Services, Microsoft Azure, MongoDB, and Oracle mySQL.

Our go-to-market strategy combines grassroots user adoption with both low-touch and high-touch sales approaches. Our products are easy to download and use, which allowed us to build a large base of users and smaller organizations before we even began to grow and develop our enterprise sales organization. Over time, users within larger organizations began to grow our footprint within their companies, as they often purchase our products for a specific use case and subsequently expand their use of our products. We continue to build our direct enterprise sales and support operation in order to better market to and support larger organizations, which represent a growing portion of our revenue.

We have achieved rapid customer adoption, high customer retention, and significant growth since our founding. For our fiscal years ended March 31, 2015, 2014, and 2013, our revenue was $110.4 million, $63.2 million, and $29.7 million, respectively, representing year-over-year growth of 113% from the fiscal year ended March 31, 2013 to the fiscal year ended March 31, 2014, and 75% from the fiscal year ended March 31, 2014 to the fiscal year ended March 31, 2015. We had net losses of $50.1 million, $40.2 million, and $22.5 million for our fiscal years ended March 31, 2015, 2014, and 2013, respectively.

We were formed in Delaware in September 2007 as New Relic Software, LLC. We converted from a Delaware limited liability company to a Delaware corporation and changed our name to New Relic, Inc. in February 2008. Our principal executive offices are located at 188 Spear Street, Suite 1200, San Francisco, California 94105, and our telephone number is (650) 777-7600. Our website address is www.newrelic.com. Information contained on, or that can be accessed through, our website is not intended to be incorporated by reference into this Annual Report on Form 10-K and references to our website address in this Annual Report on Form 10-K are inactive textual references only. We completed our initial public offering in December 2014 and our common stock is listed on the New York Stock Exchange under the symbol “NEWR.” Unless the context requires otherwise, the words “New Relic,” “we,” “Company,” “us,” and “our” refer to New Relic, Inc. and our wholly owned subsidiaries. “New Relic,” the New Relic logo, and other trademarks or service marks of New Relic that may appear in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Our Solution

We have developed our Software Analytics suite of products, big data database, and open platform to help technology and business users make real-time, data-driven decisions to improve business and IT performance. In addition, developers can build better software, build it faster, and keep it running optimally for end-user experiences. Our solution enables users to collect, store, and analyze vast quantities of unstructured and structured data flowing through and about their software.

We currently offer an integrated suite of seven products that we continue to enhance and expand:

•	New Relic APM: Application performance management

•	New Relic Mobile: Mobile application performance management

•	New Relic Servers: Server monitoring for cloud and data centers

•	New Relic Browser: End-user experience monitoring and performance monitoring

•	New Relic Synthetics: Software testing through simulated usage

•	New Relic Plugins: Plugins to extend our functionality into other applications

•	New Relic Insights: Real-time big data analytics for business managers

This suite of products uses a common infrastructure to enable customers to:

•	Collect. Our intelligent agents are software code that developers easily deploy into their applications and related IT infrastructure, including physical and virtual servers, browsers, and mobile devices. These agents configure automatically to their particular IT environment and collect and send event and performance data that is defined by the customer securely to our proprietary cloud database. The agents typically send this information once a minute, and are designed to cause minimal latency on the application.

•	Store. Data received from the agents deployed by our customers is stored in our highly secure and scalable cloud-based, big data database. Our database has been crafted so that our customers do not need to build or maintain their own big data solution for Software Analytics. We optimized this database to store unstructured and structured data as well as handle the analytics and queries that we believe are important to drive decision making. Customers can easily define which data they want to collect and store for analysis.

•	Analyze. Our simple and intuitive user interface consists of a dashboard of graphical charts for key performance indicators, which are easily configurable and enable deep drill-down and root cause analysis. Our New Relic Insights product also includes a field for queries utilizing the New Relic Query Language, or NRQL, similar to the commonly used Structured Query Language, or SQL. Users can type a simple query into the NRQL field and receive the answer in a range of visual and graphical formats. We also provide a feature within New Relic Insights called Data Apps that enables users to create and publish a set of customer-curated dashboards, along with an optional search field, for use by non-technical business users.

Key Elements of Our Solution

•	Built on Cloud Architecture. We designed our products based on a cloud architecture and a SaaS delivery model. We are able to provide frequent updates to our software enabling us to continuously improve it to reflect technology developments. This delivers a wide range of technology and financial benefits over on-premise architectures.

•	Flexibility to Manage Cloud, Hybrid, and On-Premise Architectures. In addition to modern cloud architectures, our SaaS solution can manage hybrid cloud and heterogeneous architectures, including on-premise software. Users are able to rapidly deploy our agents globally across their IT environment.

•	Built for Modern Software. We support a broad range of software development languages and frameworks from the widely used Java and .NET, to more recent and emerging languages such as Ruby, PHP, Python, and Node.js, as well as mobile operating systems including iOS and Android. Our agents are easily embedded into applications built using all of these languages, without the need for customized coding.

•	Mobile Enabled. We provide a native mobile version of our Software Analytics products with nearly all functionality accessible and usable through mobile devices. Our products are designed to anticipate and handle the complexity of mobile architectures, such as mobile carrier performance and user location.

•	Big Data Database and Analytics. Our proprietary, cloud-based database leverages modern big data technologies, including in-memory storage and distributed clustering techniques, which enable our users to collect and store billions of events and data points each day. Our database structure allows customers to easily build dashboards or make queries to deliver real-time insights.

•

Easy and Intuitive. We design our products to be simple, intuitive, and user-friendly. Users are able to learn, deploy, and begin using our products with minimal or no training, often within a few minutes. This is important for developers who do not need to do extra coding or configuration to use our products. It is also important for business and IT users who can leverage our products to augment their existing knowledge of applications and infrastructure.

•	Low Total Cost of Ownership. We price our products on a subscription basis, with flexible pricing plans so each customer is only paying for the products and usage they are consuming. Our customers do not need to invest in additional hardware, infrastructure, or services to utilize our products.

•	Integrated Suite. Our suite currently consists of seven products that are integrated, share a common design and user interface, and access the same cloud-based database structure. Users can move seamlessly among different analytic categories and use cases for their software data. Users are able to easily add additional products to extend their ability to obtain insights from their same or new portions of their software data.

•	Extensible Platform. We provide APIs and SDKs for customers, partners, and developers to easily build applications which integrate with and embed our product functionality into other applications. Today, there are hundreds of plugins developed internally or by third parties making it even easier to embed our products into specific use cases. This enables our users to tailor our products to specific use cases and industries beyond the programming languages, frameworks, and operating systems that we support.

•	Enterprise Scalability and Security. Our products are designed to be scalable and secure. We enable our users to collect, store, and analyze billions of data points per day. By default, our software data transmissions are encrypted in transit and stored in our secure tier 3 SSAE-16 certified data center. We also perform an annual SOC-2 type 2 audit. In addition, our management tools provide administrators with highly granular security controls including user provisioning, access, and privileges.

Benefits of Our Solution

•	Technology Users. Technology users can easily deploy our products across their IT architectures to monitor overall health and performance. They can more rapidly identify problems, isolate root causes, and address problems. Our analytics tools also enable them to prevent future issues.

•	Business Users. Business users can use our products to obtain deep real-time analytics about their business. They are able to access and analyze far more unstructured software data than traditional on-premise analytics solutions that rely upon structured data from transactional applications. Business users are also able to easily configure their graphical dashboards of key performance indicators, or quickly make queries using NRQL, without needing to wait for a data scientist to design a new report or program a new query.

•	Software Developers. Software developers can use our products for a broad range of traditional and emerging development languages and frameworks. With our products, they can better monitor software performance to continuously improve it as well as fix and prevent problems. Developers can build better software, build it faster, and keep it running optimally for end-user experiences.

Limitations of Existing Solutions

A number of legacy and emerging companies provide products to collect and analyze software data for business and technology managers. However, these suffer from a range of limitations including:

•	Difficult and Time-Consuming. Existing solutions typically require developers and technology and business users to undergo upfront and ongoing user training to learn. The solutions are often customized and provisioned over the course of several months through the central IT function. Any changes to the collection, storage, or analyses of data needs to go through the IT group or specialized data scientists.

•	High Total Cost of Ownership. The majority of existing products has been deployed on-premise, requiring substantial upfront investments in IT infrastructure and extensive implementation,

customization, maintenance, and training costs. Organizations often choose not to deploy these products, or postpone implementations of upgraded versions, due to concerns relating to the substantial costs involved.

•	On-Premise Architectures. Solutions built for legacy, on-premise architectures are highly customized, expensive to purchase and operate, and require frequent upgrades and maintenance. In addition, they are fundamentally unable to adapt to cloud architectures and SaaS models. They typically rely on systems to collect, store, and analyze data which are highly specific to the particular customer’s software applications and environment at a point in time. For example, the agents for collecting data need to be highly customized and typically involve significant latency to send data.

•	Support Limited to Legacy Software. Developers using new languages and frameworks to build modern software need solutions which understand them. Most legacy solutions were built to understand COBOL, C++, Java, and .NET. However, modern languages and frameworks such as Ruby, PHP, Python, and Node.js represent a large and growing proportion of applications and websites.

•	Lack of Support for Mobile Devices and Applications. Legacy solutions were typically designed for business or technology users sitting at their desktop. Today’s users increasingly expect and need to be able to do their jobs outside their office, wherever and whenever they want, on a variety of mobile devices. In addition, both legacy applications running on mobile devices and native mobile applications involved different architectures and are very difficult to be managed by systems designed to work on-premise.

•	Lack of Big Data and Analytics. Existing solutions typically use structured transactional data, representing a small and shrinking portion of software data. This significantly limited the types, timeliness, and flexibility of analyses they could support. Big data analytics are typically cost prohibitive for all but the largest organizations.

•	Fragmented Point Solutions. Existing solutions were built for a wide range of specific use cases which had to be business or technology critical, such as traditional application performance management, CRM or ERP analytics, or clickstream analysis. These products addressed limited use cases and were not integrated with other applications, forcing businesses to select and integrate solutions from a variety of vendors, resulting in siloed analytics.

Our Technology

Intelligent Software Agents

We have developed a library of purpose-built intelligent software agents that supports a wide variety of programming languages, mobile platforms, and operating systems. Our agent software code is deployed easily and quickly onto application servers, browsers, mobile devices, and operating systems. We currently provide intelligent software agents that support the following:

Programming Languages	Mobile Platforms	Operating Systems
.NET	Android	Joyent SmartOS
Java	iOS	Linux
JavaScript		Windows
Node.js
PHP
Python
Ruby

Once integrated, our agents quickly recognize their IT environment and configure themselves automatically. They then enable our users to collect performance and event data that is defined by the customer and report it each minute, on average, to our cloud-based database for storage and analysis.

Big Data Database and Analytics

Our cloud-based, big data database can store and prepare massive amounts of both unstructured and structured data for rapid analysis and flexible querying. Our New Relic Insights application, which utilizes a flexible and schema-less database architecture optimized for unstructured data, allows seamless storage of new data types including data collected by agents and through our APIs, does not require indexing, and runs in a super-cluster with massive amounts of computing resources to query billions of events in real-time.

We provide a “single pane of glass” view into all of our applications with diagnostic capabilities including transaction details, database details, error details, topology maps, code deployment reports, and service level reports. Our user interfaces were built internally using modern web and mobile technologies, including HTML5 and JavaScript to deliver interactive and actionable data visualization such as charts and graphs that continuously refresh to provide real-time visibility. Users interact with New Relic Insights using NRQL, which is a modified version of SQL, a language with which developers and many business analysts are already familiar. Users also have the choice of electing to integrate data received from the intelligent software agents they deploy and stored by us into other analytics applications and user interfaces of their choice.

Our Products

We offer four tiers of our products to our customers. Our Lite version is offered at no charge to users and has basic functionality, 24-hour retention of data, and community support. Our Standard and Pro versions are paid versions that include more functionality, storage, and support. Our Enterprise version is also a paid version and includes the highest level of product functionality, our highest levels of support, a dedicated technical account manager, and defined service levels. Our suite of products is comprised of the following:

New Relic APM

New Relic APM provides visibility into the performance and usage of server-based applications, such as data pertaining to response time, transaction throughput, error rates, top transactions, and user satisfaction. Other elements of New Relic APM include:

•	Comprehensive Diagnostics. New Relic APM provides a comprehensive set of features, including Transaction Tracing, X-ray Sessions, Cross Application Tracing, Thread Profiling, Database Diagnostics, and Slow SQL Traces. These give users visibility into the underlying source code which can significantly reduce the time needed to identify and fix the root cause of a problem by helping users pinpoint the exact lines of code causing the problem.

•	Reporting and Alerting. New Relic APM provides reporting and alerting functionality through standard configurations as well as customer-defined policy configurations. These alerts include application performance degradation, falling traffic, and declining user satisfaction metrics. Alerts can be delivered through a variety of channels including email, text messages, push notifications, and social channels and can be integrated with bug tracking systems and group chat applications.

•	Application Speed Index. Our Application Speed Index, or ASI, is our proprietary benchmarking report comparing application performance with those of competitors. The ASI leverages the data stored in our cloud database to anonymously compare application performance.

•	Business Transaction Monitoring. Within New Relic APM, our Key Transactions feature enables business users to collect and analyze data generated by business transactions separately from data about application performance.

New Relic Mobile

New Relic Mobile provides code-level visibility into the performance and health of mobile applications running on the iOS and Android mobile operating systems. Other elements of New Relic Mobile include:

•	End-to-End Visibility. When combined with New Relic APM, New Relic Mobile provides end-to-end visibility into the IT infrastructure affecting mobile application performance. Native mobile applications depend on code running on the device and on communications with backend services, such as mobile application servers, both internal and third party. New Relic Mobile provides code-level diagnostics for native app code running on the mobile device and enables performance, throughput, crash reporting, and error analysis for the interactions between the mobile application and the supporting backend services.

•	Mobile Device Metrics. New Relic Mobile provides detail on usage of mobile device resources, including CPU, memory, and network bandwidth from actual user devices. This visibility helps developers understand how their applications affect their customers’ devices, and how to optimize them.

•	User Interactions. The User Interactions feature provides detailed breakdowns of time spent in the code running on the device, including view loading, method calls, and data store activity. Mobile application developers leverage this feature to pinpoint problematic code and resolve problems.

New Relic Servers

New Relic Servers, which is currently included with New Relic APM, provides visibility into server and operating system performance for physical and virtual servers, including servers that are deployed on-premise or in the cloud, by analyzing key metrics which include CPU usage, physical memory, network activity, and disk I/O utilization and capacity. Other elements of New Relic Servers include:

•	360° Performance Monitoring. In combination with New Relic APM, New Relic Servers provides end-to-end visibility into how server resources and utilization levels impact the applications being run.

•	Cross-Functional Collaboration. New Relic Servers enables greater cross-functional cooperation among software developers, IT operations, quality assurance, and other typical IT departments within companies. By presenting server performance with application performance in a shared user interface, New Relic Servers enables these departments to collaborate better in identifying and addressing underlying performance issues.

New Relic Browser

New Relic Browser monitors the page view experiences of actual end-users for desktop and mobile browser-based applications and provides code-level diagnostics for JavaScript code running directly in the browser. Other elements of New Relic Browser include:

•	End-User Experience Monitoring. New Relic Browser monitors the page load time for user interactions, providing data on how time is spent during each page load, including network time, request queuing, document object model processing, and page rendering. Customers utilize this data to improve the user experience by implementing caching techniques, reducing asset sizes, and leveraging content delivery network services.

•	JavaScript Code Diagnostics. Web applications increasingly embed application logic into JavaScript code running within the user’s browser to build richer, browser-based applications. New Relic Browser provides developers with code-level visibility into the performance of JavaScript code within users’ browsers.

•	Browser Comparison. Developers can compare how their software performs on various desktop and mobile browsers and versions, in order to identify browser-specific problems.

•	Geographic Performance. New Relic Browser can automatically identify, track, and analyze the geographic location of each page view to provide performance analytics by geography, including response time, user satisfaction, application adoption, and usage trends.

New Relic Synthetics

New Relic Synthetics simulates usage and reproduces business-critical functionality that enables our users to test their software throughout the entire development life cycle. Users benefit from enhanced visibility, availability, and reliability of their software without depending on interactions from real users. Other elements of New Relic Synthetics include:

•	Standards-Based. New Relic Synthetics uses open standards, including the open source scripting language Selenium, to make it easy to quickly get started and automate tests.

•	Deep Integration. New Relic Synthetics is integrated into our product suite, including New Relic APM, New Relic Browser, and New Relic Insights.

•	Global Test Locations. Users can select what region they want their test scripts to run from, giving them visibility into the global performance of their web application.

•	Preemptive Visibility. Users can resolve issues with business-critical transactions before end-users experience them.

New Relic Plugins

New Relic Plugins, which is currently included with New Relic APM, provides customers, partners, and third-party developers with APIs and SDKs to build plugins that extend our functionality and data into almost any application or IT environment. For example, while our focus is on supporting modern programming languages and frameworks with our agents, some customers and developers have built plugins to address custom or legacy on-premise applications and architectures. In addition, plugins can also extend the functionality and data from other applications and sources into our databases. The New Relic Plugin Central marketplace offers hundreds of easily downloadable plugins to users. Other elements include:

•	Extensibility. We provide APIs and SDKs to allow developers to easily and quickly integrate and embed the functionality of our products and data with other applications and data sources. We also offer a click and drag dashboard creation tool that allows users to customize their user experience.

•	Plugins. Plugins have been built to monitor IT architecture elements including databases, networks, queuing systems, and communication tools, enabling customers to monitor their entire application stack. In general, data from sources other than our agents is presented in the same dashboard alongside the monitoring data from our agents. Many plugins are built and used within the workday. Plugins can be kept proprietary or shared with the broader public community.

New Relic Insights

New Relic Insights enables technology and business users to perform real-time analysis in order to make faster, data-driven decisions about their organizations. The New Relic Insights database receives and stores trillions of data points. Other elements of New Relic Insights include:

•	Iterative Business Intelligence and Analytics. New Relic Insights is built on a proprietary event database that runs in a cloud-hosted, highly distributed super-cluster. The database was built to query billions of data points in less than a second, enabling ad-hoc analytics of business data in real time. It collects and stores this data from software sources including our New Relic Browser, New Relic APM and New Relic Mobile products.

•	New Relic Query Language. We developed NRQL as a SQL-like query language optimized for real-time analytics. Users with experience with SQL can use NRQL immediately. The language is also easy to learn for non-technical users and users with no SQL experience. NRQL has autocomplete capabilities that assist users by providing proper syntax as they type, suggesting built-in analytics functions, and can list the attributes and event types available for querying.

•	Data Visualizations and Dashboards. New Relic Insights produces intuitive data visualizations with every query, with pre-built charts and graphs to make the analysis easier to understand and share. Dashboards automatically update and refresh in real-time by continuously executing NRQL queries. New Relic Insights also includes a feature called Data Apps that enables users to create and publish a set of customer-curated dashboards, along with an optional search field, for use by non-technical business users.

Ducksboard Acquisition

In October 2014, we acquired Few Ducks, S.L., or Ducksboard, a Barcelona-based SaaS provider of real-time dashboards for tracking business metrics from a broad set of application sources. Ducksboard brings together and visualizes data from a wide range of applications and customer data sources, such as Salesforce.com, Zendesk, and Twitter. Ducksboard enables users to visualize data from multiple external applications alongside their internal metrics, and to create dashboards through API calls. Ducksboard is used by hundreds of businesses and its customers have created tens of thousands of dashboards. We intend to integrate Ducksboard into our product suite.

Employees

As of March 31, 2015, we had 661 employees, including temporary employees. We also engage consultants. None of our employees is covered by collective bargaining agreements and we consider our relations with our employees to be good.

Operations

We host our applications and serve all our customers from a data center located in Chicago, Illinois. We utilize third parties to provide our data center infrastructure and manage the hardware on which our products operate. We utilize industry standard hardware in redundant configurations to minimize service interruptions. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products while securely partitioning their data.

Research and Development

Our research and development organization is responsible for the design, development, and testing of all aspects of our Software Analytics platform and suite of products. We invest heavily in these efforts to continuously improve, innovate, and add new features to our solutions.

We deploy new features, functionality, and technologies through daily and weekly software releases or updates in order to minimize disruption and provide for constant improvement. Our product managers regularly engage with customers, partners, and industry analysts, as well as other stakeholders, in functions such as sales, customer success, marketing, and business development to understand customer needs as well as general trends in our industry. Once product improvements are identified, the development organization works closely together to design, develop, test, and launch a solution.

The majority of our research and development team is based in our Portland, Oregon office, as well as our San Francisco, California office. To foster rapid innovation, our team is further apportioned into smaller, agile development teams.

As of March 31, 2015, we had 181 employees in our research and development organization. Our research and development expenses were $24.0 million, $16.5 million, and $8.6 million for the fiscal years ended March 31, 2015, 2014, and 2013, respectively.

Sales and Marketing

Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2015, we had 282 employees in our sales and marketing organization.

Sales

We sell our products to businesses of all sizes largely through our direct sales organization. Our direct sales organization is organized by size of customer and geography and is focused on growing accounts and usage so as to provide our customers with a broader set of our product solutions.

Our sales organization has separate teams focused on smaller companies, mid-market organizations, and large enterprises. Our specific sales strategy is based on the size of account and the target user at an organization—software developers, business or product managers, or IT managers.

Marketing

Our marketing strategy targets software developers, IT leaders, and technology executives across many industries and regions. Additionally, our events, demand generation, customer programs, corporate communications, and product marketing teams focus on building brand, engagement, and demand with our target markets. We utilize both online and offline marketing initiatives, including search engine and email marketing, online banner and video advertising, blogs, corporate communications, whitepapers, case studies, user events, and webinars. We believe an effective method to market our suite of products is for users to actively use and explore its capabilities. We encourage free trials of one or more of our products in order to successfully convert those accounts to paid subscriptions. We offer 14-day and 30-day free trials of our paid products.

Customer Support

Our products are designed to minimize the need for customer support, as users can easily download, install, and deploy our software agents without needing support. However, as we increase our customer account base with larger enterprises, these customers typically expect and require more support and accountability. We offer a range of customer support options with multiple levels of support. These include free community support, email support, and phone support, up to our enterprise customer support organization that provides dedicated customer success representatives, onsite support, with global capabilities and is available at all hours of the day.

Partnerships and Strategic Relationships

We have built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. We also have developed partnerships with several cloud providers including Amazon Web Services, Microsoft Azure, Rackspace, and others where we collaborate to ensure our products work well on applications running on their clouds. These providers offer access to our products through links on their websites, refer developers and other potential users to us, and expand our marketing reach. We also have a partnership with Salesforce.com where developers using the Salesforce1 development platform can easily deploy our products into their applications.

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the applications and the programing languages used to develop applications, devices, operating systems, and technology landscape result in evolving customer requirements.

Our competitors fall into four primary categories:

•	software performance providers such as AppDynamics, Inc. and Splunk Inc.;

•	diversified technology companies such as Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc., CA, Inc., Compuware Corporation, Riverbed Technology, Inc., and SAP SE; and

•	companies offering analytics products competing with our New Relic Insights product, including Google Inc. and Webtrends Inc.

The principal competitive factors in our market include:

•	product features, architecture, reliability, security, performance, effectiveness, and supported environments;

•	product extensibility and ability to integrate with other technology infrastructures;

•	software analytics expertise;

•	ease of use of products;

•	total cost of ownership;

•	adherence to industry standards and certifications;

•	strength of sales and marketing efforts;

•	brand awareness and reputation; and

•	focus on customer success.

We believe we generally compete favorably with our competitors on the basis of these factors. Many of our competitors have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios.

Intellectual Property

We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2015, we had one patent application pending in the United States and two trademark registrations for “New Relic.”

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in Internet-related industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see note 14 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Available Information

Our website is located at www.newrelic.com, and our investor relations website is located at http://ir.newrelic.com/. Copies of our Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. New Relic has used, and intends to continue to use, our investor relations website, as well as our Twitter account (@newrelic), as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the subheading “Corporate Governance.” The contents of our website or our Twitter account are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our condensed consolidated financial statements and accompanying notes.

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have incurred net losses in each fiscal period since our inception, including net losses of $50.1 million, $40.2 million, and $22.5 million in the fiscal years ended March 31, 2015, 2014 and 2013, respectively. We had an accumulated deficit of $131.6 million at March 31, 2015. We expect to continue to expend substantial financial and other resources on, among other things:

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

These investments may not result in increased revenue or growth of our business. We also expect that our revenue growth rate will continue to decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and to achieve and sustain profitability. If we fail to achieve and sustain profitability, our operating results and business would be harmed.

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

We have experienced rapid growth in our customer base and have expanded and intend to continue to significantly expand our operations. For example, our employee headcount has increased from 435 employees as of March 31, 2014 to 661 employees as of March 31, 2015, and we expect our headcount to continue to grow significantly. Our number of paid business accounts increased from 9,117 to 11,910 over the same period. In addition, our headcount now includes employees in Ireland, Spain and the United Kingdom, and we plan to continue our expansion into additional jurisdictions. This rapid growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure.

To manage this growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

•	effectively attracting, training, and integrating a large number of new employees, particularly members of our sales and marketing teams and employees and consultants in jurisdictions outside of the United States;

•	further improving our key business systems, processes, and information technology infrastructure, including our data center, to support our business needs;

•	enhancing our information, training, and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and our customers; and

•	improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

If we fail to manage our expansion, implement and transition to our new systems, implement improvements, or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to expand our customer base, enhance our existing solutions, develop new solutions, satisfy our customers, respond to competitive pressures, or otherwise execute our business plan. If we are unable to manage our growth, our operating results likely will be harmed.

Our quarterly results may fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly financial results may fluctuate widely as a result of the risks and uncertainties described in this report, many of which are outside of our control. If our financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially.

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

In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. The large majority of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period, which is typically one month to one year. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. Some of our customers have elected not to renew their agreements with us and we cannot accurately predict future net expansion rates. Moreover, many of our customers with annual subscriptions have the right to cancel their agreements with three-months’ notice prior to the expiration of the subscription term.

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

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products. The success of any enhancement or new products depends on several factors, including timely completion, adequate quality testing, introduction, and market acceptance. Any new products that we develop may not be introduced in a timely or cost- effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. If we are unable to successfully enhance our existing products to meet customer requirements, increase adoption and usage of our products, or develop new products, our business and operating results will be harmed.

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

We expect that we may need to change our pricing model from time to time. As new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products to larger organizations, these larger organizations may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our business.

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the fiscal year ended March 31, 2015, sales and marketing expenses represented 81% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically sold most of our products to small and medium-sized businesses and we have less experience selling our products to larger organizations. We have expanded and are continuing to expand our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful continuing to attract and maintain these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and medium-sized businesses as customers. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer base and achieve broader market acceptance of our products could be harmed.

If we are unable to continue to increase the sales of our solutions to large enterprises while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

Historically, we have focused substantially less of our sales efforts on large enterprises, and only within the last couple years have we begun to build out our team to support transactions with these types of customers. Our growth strategy is dependent, in part, upon the continued increase of sales to such enterprises. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. Large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment. In addition, our ability to improve our sales of products to large enterprises is dependent on us continuing to attract and retain sales personnel with experience in selling to large organizations. Also, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to continue to increase sales of our products to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

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

Cyber-attacks and other malicious Internet-based activity continue to increase generally. If our security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data.

If we are not able to detect and indicate activity on our platform that might be nefarious in nature, our customers could suffer harm. In such cases, we could face exposure, particularly if the customer suffered actual harm. We cannot assure you that any limitations of liability provisions in our contracts for a security lapse or breach would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our expansion rates, financial condition, operating results, and reputation.

Changes in privacy laws, regulations, and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the Data Protection Directive, or the Directive, established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive may be replaced in time with the pending European General Data Protection Regulation which may impose additional obligations and risk upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Further, to the extent we accept and handle credit card numbers, we may be subject to various aspects of the PCI DSS. In the event we fail to be compliant with the PCI DSS, fines and other penalties could result. Further, our customers may require us to comply with more stringent privacy and data security requirements. Because the interpretation and application of many privacy and data protection laws along with mandatory industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

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

We are dependent upon lead generation strategies, including our marketing strategy of offering free trials of our products, to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users never convert from the trial version to the paid version of our products. To the extent that users do not become, or we are unable to successfully attract, paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for application performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	software performance providers such as AppDynamics, Inc. and Splunk Inc.;

•	diversified technology companies such as Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc., CA, Inc., Compuware Corporation, Riverbed Technology, Inc., and SAP SE; and

•	companies offering analytics products competing with our New Relic Insights product, including Google Inc. and Webtrends Inc.

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

In addition, we currently serve our customers from a third-party data center hosting facility located in Chicago, Illinois. The continuous availability of our products depends on the operations of that facility, on a variety of network service providers, on third-party vendors, and on our own site operations staff. We depend on our third-party facility provider’s ability to protect this facility against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. If there are any lapses of service or damage to our facility, we could experience lengthy interruptions in our products as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers not to renew their subscriptions, any of which could harm our business.

Defects or disruptions in our products could diminish demand for our products, harm our financial results, and subject us to liability.

Our customers use our products for important aspects of their businesses, and any errors, defects, or disruptions to our products or other performance problems with our products could hurt our brand and reputation and may damage our customers’ businesses. We provide regular product updates, which may contain undetected errors when first introduced or released. In the past, we have discovered software errors, failures, vulnerabilities, and bugs in our products after they have been released and new errors in our existing products may be detected in the future. Real or perceived errors, failures, or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for the any losses that may result from claims arising from defects or disruptions in our products. As a result, we could lose future sales and our reputation and our brand could be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives will involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	unexpected changes in regulatory requirements, taxes, or trade laws;

•	regional data security and privacy laws and regulations and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

•	differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	limitations on our ability to repatriate earnings;

•	laws and business practices favoring local competitors, or general preferences for local vendors;

•	limited or insufficient intellectual property protection;

•	exposure to liabilities under anti-corruption, export controls and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, and similar laws and regulations in other jurisdictions; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash or create other collection difficulties.

Our limited experience operating our business internationally increases the risk that recent and any potential future expansion efforts will not be successful. If substantial time and resources invested to expand our international operations do not result in a successful outcome, our operating results and business will suffer.

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, Lewis Cirne; our President and Chief Operating Officer, Chris Cook; and our Chief Revenue Officer, Hilarie Koplow-McAdams; or the failure by our executive team to effectively work with our employees and lead our company could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products.

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

There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. See “Part I, Item 3—Legal Proceedings.” In the future, we may receive claims that our products and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms.

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

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2015, we only had one pending patent application and no issued patents. Despite the pending patent application, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We are subject to the tax laws of various jurisdictions, which are subject to unanticipated changes and to interpretation, which could harm our future results.

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

In addition, the application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of March 31, 2015, we had U.S. federal and state net operating losses of approximately $112.7 million and $54.5 million, respectively, which may be utilized against future income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products, enhance our technical capabilities, or otherwise offer growth opportunities. Any acquisition may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For example, we completed our acquisition of Few Ducks, S.L., or Ducksboard, in October 2014, and the substantial majority of the acquisition and integration risks related to that acquisition remain. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any acquisitions we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

We may face exposure to foreign currency exchange rate fluctuations.

We may in the future conduct transactions in currencies other than the U.S. dollar or the functional operating currency of the transactional entities. While we have historically transacted in U.S. dollars with substantially all of our customers and vendors, we have transacted in foreign currencies and may transact in foreign currencies in the future. In addition, any international subsidiaries will maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Weakened global economic conditions may harm our industry, business, and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. The revenue growth and potential profitability of our business depends on demand for software applications and products generally, and application performance monitoring and our other Software Analytics offerings specifically. In addition, our revenue is dependent on the number of users of our products. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

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

We are an “emerging growth company,” as defined in the federal securities laws, and, for so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, or IPO, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we are obligated to implement and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending March 31, 2016. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. To comply with the existing and anticipated requirements of being a public company, we are undertaking various actions, such as implementing additional internal controls and procedures and hiring accounting or internal audit staff.

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control.

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $38.65 to $29.66, through March 31, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	changes in our board of directors or management;

•	sales of shares of our common stock by us or our stockholders;

•	lawsuits filed or threatened against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, and cash flows. A decline in the value of our common stock, including as a result of one or more factors set forth above, may result in substantial losses for our stockholders.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2015, we had approximately 47.1 million shares of our common stock outstanding. As a result of market stand-off agreements with us, approximately 41.4 million of these shares are subject to restrictions on their sale until June 10, 2015. In addition, substantially all of these shares are also subject to lock-up agreements with the underwriters in our IPO, provided that Morgan Stanley & Co. LLC, or Morgan Stanley, as lead underwriter in our IPO, may, in its sole discretion, permit our officers, directors, employees, and current security holders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements. Pursuant to an early release letter executed on May 11, 2015, Morgan Stanley, on behalf of itself and as a representative of the underwriters for our IPO, consented to a limited early release from the 180-day lock-up restrictions, or the Early Release, which will take effect on June 1, 2015, and a limited number of shares may be sold on or after that date, subject to securities law limitations. The Early Release will allow certain of our non-executive employees and consultants to sell up to one-third of the shares that are held as of June 1, 2015 or are vested and exercisable pursuant to options held as of June 1, 2015. Our officers and directors are not eligible for the Early Release, and the Early Release applies only to securities outstanding as of May 7, 2015 (including pursuant to the exercise or conversion of securities that are outstanding as of May 7, 2015). We expect that the Early Release will apply to no more than approximately 535,000 shares of our common stock.

Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. The holders of an aggregate of approximately 24.9 million shares of our common stock as of March 31, 2015, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be able to be sold freely in the public market upon issuance, subject to existing market stand-off or lock-up agreements.

Our directors, officers, and principal stockholders beneficially own in the aggregate approximately 60.6% of our outstanding voting stock and are able to exert significant control over matters subject to stockholder approval.

As of March 31, 2015, our directors, officers, greater than 5% stockholders, and their respective affiliates beneficially owned in the aggregate approximately 60.6% of our outstanding voting stock, including 23.8% held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine any matter that would require majority stockholder approval. For example, these stockholders may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters, which includes sales, marketing, business operations, and executive offices, is located in San Francisco, California and consists of approximately 73,591 square feet of space under a lease that expires in July 2020. In addition to our headquarters, we lease space in Portland, Oregon as our primary research and development office under a lease that expires in April 2023. We also conduct additional research and development operations in leased facilities in each of Seattle, Washington and Barcelona, Spain and co-working facilities in Phoenix, Arizona. We lease space in Dublin, Ireland for our European headquarters, which includes sales, customer support and business operations.

We do not own any real property and we lease or otherwise rent all of our facilities. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

On November 5, 2012, CA, Inc. filed an action against us in the U.S. District Court for the Eastern District of New York alleging that we willfully infringe certain of its U.S. patents. CA, Inc. asserts that a portion of our application performance management software—the .NET and Java agents—infringes certain claims of those patents. Among other things, CA, Inc. has sought permanent injunctive relief against us and damages in an amount to be determined at trial. Discovery is complete in the case, and partial dispositive motions have been served and argued by both parties although the court has not yet ruled on those motions. The case was reassigned to a new judge in March 2014 and a trial date is not currently set.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “NEWR” on December 12, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

Fiscal Year Ended March 31, 2015	High	Low
Third Quarter (beginning December 12, 2014)	$37.00	$30.00
Fourth Quarter	$38.65	$29.66

Holders of Record

As of May 15, 2015, there were 224 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, operating results, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

From April 1, 2014 through March 31, 2015, we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 3,485,819 shares of our common stock pursuant to our 2008 Equity Incentive Plan having exercise prices ranging from $16.93 to $23.00 per share and restricted stock unit awards for an aggregate of 671,725 shares of our common stock with a grant date fair value of $23.00 per share.

From April 1, 2014 through March 31, 2015, we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 490,423 shares of our common stock upon the exercise of options under our 2008 Equity Incentive Plan at exercise prices ranging from $0.06 to $16.93 per share, for an aggregate amount of approximately $1.2 million.

In April 2014, we sold an aggregate of 3,456,140 shares of our Series F convertible preferred stock at a purchase price of $28.9340 per share for an aggregate purchase price of $100 million to a total of 33 accredited investors.

In May 2014, we granted a restricted stock award for an aggregate of 40,000 shares of common stock under our 2008 Plan to a member of our board of directors as compensation for services rendered as a director.

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

In January 2015, we issued 27,573 shares of our common stock to SVB Financial Group pursuant to the cashless net exercise of a warrant that was issued in September 2008. The warrant was exercisable for an aggregate of 28,000 shares of our common stock and had an exercise price of $0.50 per share. The number of shares issued upon the net exercise of the warrant was reduced by an aggregate of 427 shares to effect the net exercise of the warrant in accordance with its terms.

In issuing the above-mentioned shares, we relied on the exemptions provided by (i) Rule 701 or Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering or (ii) Section 3(a)(9) of the Securities Act of 1933, as applicable.

Use of Proceeds from Registered Securities

On December 17, 2014, we closed our initial public offering, or IPO, of 5,750,000 shares of our common stock, including 750,000 shares of common stock from the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $23.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200078), which was declared effective by the SEC on December 11, 2014. The offering commenced on December 12, 2014 and, following the sale of all of the shares that were registered in the registration statement, the offering terminated in connection with the closing of our IPO on December 17, 2014. Morgan Stanley & Co. LLC, and J.P. Morgan Securities LLC, Allen & Company LLC, UBS Securities LLC, JMP Securities LLC, and Raymond James & Associates, Inc. acted as the underwriters for the offering. The aggregate offering price for shares sold in the offering was approximately $132.3 million. We raised approximately $119.9 million in net proceeds from the offering, after deducting underwriter discounts and commissions of $9.3 million and other offering expenses of approximately $3.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 12, 2014 pursuant to Rule 424(b)(4). Pending the uses described, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of New Relic, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 12, 2014, the date our common stock began trading on the NYSE, and its relative performance is tracked through March 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return

Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

	Base Period 12/12/14	12/31/14	1/31/15	2/28/15	3/31/15
New Relic, Inc.	$100.00	$102.50	$91.38	$101.38	$102.09
S&P 500	$100.00	$102.83	$99.63	$105.10	$103.27
S&P Composite 1500 Information Technology	$100.00	$102.37	$98.55	$106.26	$103.12

Equity Compensation Plan Information

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

We have derived the selected consolidated statements of operations data for the fiscal years ended March 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of March 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of March 31, 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

	Year Ended March 31,
	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$110,391	$63,174	$29,664
Cost of revenue (1)	21,802	10,780	5,078

Gross profit	88,589	52,394	24,586
Operating expenses:
Research and development (1)	24,024	16,496	8,565
Sales and marketing (1)	89,162	58,156	28,365
General and administrative (1)	25,319	17,178	10,053

Total operating expenses	138,505	91,830	46,983

Loss from operations	(49,916)	(39,436)	(22,397)

Other income (expense):
Interest income	176	16	9
Interest expense	(104)	(64)	(48)
Other expense, net	(390)	(741)	(105)

Loss before income taxes	(50,234)	(40,225)	(22,541)
Benefit from income taxes	(85)	—	—

Net loss	$(50,149)	$(40,225)	$(22,541)

Net loss per share attributable to common stockholders, basic and diluted (2)	$(1.98)	$(2.58)	$(1.49)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted (2)	25,290	15,596	15,096

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2015	2014	2013
Cost of revenue	$591	$159	$212
Research and development	2,055	1,425	1,620
Sales and marketing	5,108	1,373	2,060
General and administrative	3,912	3,263	4,794

Total stock-based compensation expense	$11,666	$6,220	$8,686

(2)	See note 12 of the notes to our consolidated financial statements for a description of how we compute net loss per share attributable to common stockholders, basic and diluted.

	As of March 31,
	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$105,257	$19,453	$57,099
Short-term investments	95,503	—	—
Working capital	174,807	8,026	51,116
Total assets	264,711	55,208	76,907
Deferred revenue	29,309	10,359	4,970
Convertible preferred stock warrant liability	—	830	112
Total liabilities	49,841	23,956	12,229
Convertible preferred stock	—	95,917	95,917
Total stockholders’ equity (deficit)	214,870	(64,665)	(31,239)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are defining a new category of enterprise software we call Software Analytics. Our cloud-based platform and suite of products enables organizations to collect, store, and analyze massive amounts of software data in real time. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, realize benefits and results. Technology users can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users.

Since our formation in 2007, we have invested in building an integrated platform that enables organizations to collect, store and analyze massive amounts of data from their software in real time. We launched our first product offering, New Relic APM (Application Performance Management) for Ruby, in 2008. Since then, we broadened our product offerings to support a wide variety of programming languages and frameworks, with Java in 2009, PHP and .NET in 2010, and Python in 2011. In 2011, we released New Relic Servers to provide server monitoring for the cloud and data centers. In 2013, we released New Relic Mobile to support mobile by providing native mobile application performance management for the iOS and Android mobile operating systems. We also launched support for Node.js, a programming language, and New Relic Plugins (formerly New Relic Platform) to enable third parties to integrate with our platform. In March 2014, we launched New Relic Insights to leverage big data analytics. During the quarter ended December 31, 2014, we released New Relic Browser to improve browser-side performance and New Relic Synthetics to enable our users to test their software through simulated usage.

We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account and deploy our software. Upon deployment, most users experience our full-featured products with a 14-day or 30-day free trial, enabling them to realize the benefits of our products, after which they have the option to purchase one or more of our subscription plans. During and after the trial period, our direct sales team engages with the user to convert the user into a paid business account. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. Most of our customers to date have been small to medium-sized organizations, and many of our customers to date have made purchasing decisions without interacting with our sales or other personnel. For larger organizations, our sales team focuses on leveraging users in existing accounts to broaden our footprint across the organization.

We offer access to our platform and suite of products under subscription plans that also include service and support. We offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. We recognize revenue from subscription fees ratably over the service period. Most of our customers pay us on a monthly basis. As a result, our deferred revenue at any given period of time has historically been relatively low. As we begin to sell more to larger organizations, we expect to invoice more of our customers on a less frequent basis, and therefore, we expect our deferred revenue to increase over time. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.

We have grown rapidly in recent periods, with revenues for the fiscal years ended March 31, 2015, 2014, and 2013 of $110.4 million, $63.2 million, and $29.7 million, respectively, representing year-over-year growth of 75% from the fiscal year ended March 31, 2014 to the fiscal year ended March 31, 2015 and 113% from the fiscal year ended March 31, 2013 to the fiscal year ended March 31, 2014. We expect that the rate of growth in our revenue will decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $50.1 million, $40.2 million, and $22.5 million for the fiscal years ended March 31, 2015, 2014, and 2013, respectively. Our accumulated deficit as of March 31, 2015 was $131.6 million.

Our employee headcount has increased to 661 employees as of March 31, 2015 from 435 as of March 31, 2014, and our number of paid business accounts from 9,117 to 11,910 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations. Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA, Asia-Pacific, or APAC, and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 7%, respectively, of our revenue for the year ended March 31, 2015, and 17%, 7%, and 6%, respectively, of our revenue for the year ended March 31, 2014. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets, including through our October 2014 acquisition of Barcelona-based Few Ducks, S.L, or Ducksboard, pursuant to which we acquired all of the outstanding shares of Ducksboard. To support the growth of our customer base, we also intend to increase our investment in our support organization and infrastructure. In addition, we plan to continue to invest in our research and development organization to enhance and further develop our products. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of and in preparation for our expected increase in sales and expansion of our paid business accounts, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future.

Further, our reported revenue, operating results, and cash flows for a given period may not be indicative of future results due to our limited operating history and fluctuations in the number of new employees, the rate of our expansion, the timing of expenses we incur to grow our business and operations, levels of competition, and market demand for our products.

Factors Affecting Our Performance

Market Adoption of Our Products. We are defining a new category of software, which we refer to as Software Analytics. Our success is dependent on the market adoption of this emerging category of software, which may not yet be well understood by the market. For the foreseeable future, we expect that our revenue growth will be primarily driven by the pace of adoption and penetration of our products and we will incur significant expenses associated with educating the market about the benefits of our products.

Increasing the Number of Paid Business Accounts. Our future growth is dependent on our ability to increase the number of accounts that pay us to use our products. Most users experience our products with a free trial after which they have the option to purchase one or more of our subscription plans. We believe that we have a significant competitive advantage as our users experience the ease of installation and the full set of features that our products deliver during the free trial period.

Retention and Expansion within Paid Business Accounts. A key factor in our success is the retention and expansion of our subscription agreements with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we do this in several ways. As we improve our existing products and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase the number of subscriptions we sell to our current customers as they become more familiar with our products and adopt our products to address additional business use cases.

Investment in Sales and Marketing. We expect to continue to invest aggressively in sales and marketing to drive additional revenue. Any investments that we make in sales and marketing will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources. As we continue to focus sales and marketing investments more heavily towards large organizations, this may require more of our resources. In addition, we expect our sales cycle to be longer and less predictable with respect to larger customers, which may delay realization of future sales. We also intend to increase our sales and marketing investment in international markets, such as Europe, and those markets may take longer and be more costly to develop than the U.S. market.

Key Operating Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Number of Paid Business Accounts. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. The following table summarizes the number of paid business accounts at each quarter end presented:

	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
Paid Business Accounts	11,910	11,270	10,590	9,764

Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We track our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate increases when customers increase their use of our products, use additional products, or upgrade to a higher subscription tier. Our dollar-based net expansion rate is reduced when customers decrease their use of our products, use fewer products, or downgrade to a lower subscription tier.

Our dollar-based net expansion rate compares our recurring subscription revenue from customers from one period to the next. We measure our dollar-based net expansion rate on a monthly basis because many of our customers change their subscriptions more frequently than quarterly or annually. To calculate our annual dollar-based net expansion rate, we first establish the base period monthly recurring revenue from all our customers at the end of a month. This represents the revenue we would contractually expect to receive from those customers over the following month, without any increase or reduction in any of their subscriptions. We then (i) calculate the actual monthly recurring revenue from those same customers at the end of that following month; then (ii) divide that following month’s recurring revenue by the base month’s recurring revenue to arrive at our monthly net expansion rate; then (iii) calculate a quarterly net expansion rate by compounding the net expansion rates of the three months in the quarter; and then (iv) calculate our annualized net expansion rate by compounding our quarterly net expansion rate over an annual period.

The following table summarizes our annualized dollar-based net expansion rate for each quarter:

	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
Dollar-Based Net Expansion Rate	130.3%	131.7%	115.0%	109.9%

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

Key Components of Results of Operations

Revenue

We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter periods. We invoice most of our customers on a monthly basis. As a result, our deferred revenue has historically been relatively low. As we begin to sell more to larger organizations, we expect to invoice more of our customers on a less frequent basis, and therefore, we expect our deferred revenue to increase over time.

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

We plan to continue to expand our business both domestically and internationally, and we expect to increase the size of our general and administrative function to support the growth of our business. We also expect that we will continue to incur additional general and administrative expenses as a result of being a publicly traded company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease modestly as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses, such as litigation costs.

Other Expense, Net

Other expense, net consists primarily of the re-valuation of our convertible preferred stock warrant liability, interest income, interest expense and foreign exchange gains and losses.

Results of Operations For Fiscal Years Ended March 31, 2015, 2014, and 2013

The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended March 31,
	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$110,391	$63,174	$29,664
Cost of revenue (1)	21,802	10,780	5,078

Gross profit	88,589	52,394	24,586
Operating expenses:
Research and development (1)	24,024	16,496	8,565
Sales and marketing (1)	89,162	58,156	28,365
General and administrative (1)	25,319	17,178	10,053

Total operating expenses	138,505	91,830	46,983

Loss from operations	(49,916)	(39,436)	(22,397)
Other income (expense):
Interest income	176	16	9
Interest expense	(104)	(64)	(48)
Other expense, net	(390)	(741)	(105)

Loss before income taxes	(50,234)	(40,225)	(22,541)
Benefit from income taxes	(85)	—	—

Net loss	$(50,149)	$(40,225)	$(22,541)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$591	$159	$212
Research and development	2,055	1,425	1,620
Sales and marketing	5,108	1,373	2,060
General and administrative	3,912	3,263	4,794

Total stock-based compensation expense	$11,666	$6,220	$8,686

	Year Ended March 31,
	2015	2014	2013
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue (1)	20	17	17

Gross profit	80	83	83

Operating expenses:
Research and development (1)	21	26	29
Sales and marketing (1)	81	92	96
General and administrative (1)	23	27	34

Total operating expenses	125	145	159

Loss from operations	(45)	(62)	(76)

Other income (expense):
Interest income	—	—	—
Interest expense	—	—	—
Other expense, net	—	(1)	—

Loss before income taxes	(45)	(63)	(76)
Benefit from income taxes	—	—	—

Net loss	(45%)	(63%)	(76%)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2015	2014	2013
	(as a percentage of revenue)
Cost of revenue	1%	—%	1%
Research and development	2	2	5
Sales and marketing	5	2	7
General and administrative	4	5	16

Total stock-based compensation expense	12%	9%	29%

Revenue

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2015	2014	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
United States	$73,416	$43,903	$29,513	67%	$43,903	$21,269	$22,634	106%
EMEA	21,043	10,824	10,219	94%	10,824	4,572	6,252	137%
APAC	8,732	4,574	4,158	91%	4,574	2,261	2,313	102%
Other	7,200	3,873	3,327	86%	3,873	1,562	2,311	148%

Total revenue	$110,391	$63,174	$47,217	75%	$63,174	$29,664	$33,510	113%

Revenue increased $47.2 million, or 75%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The increase was a result of an increase in the number of paid business accounts, which increased from 9,117 at March 31, 2014 to 11,910 at March 31, 2015, and an increase in product adoption from existing paid business accounts. Our revenue from EMEA increased $10.2 million, or 94%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 and our revenue from APAC increased $4.2 million, or 91%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended

March 31, 2014 as a result of an increase in the number of paid business accounts and an increase in product adoption from existing paid business accounts located in these geographic regions.

Revenue increased $33.5 million, or 113%, in the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. The increase was a result of an increase in the number of paid business accounts, which increased from 5,768 at March 31, 2013 to 9,117 at March 31, 2014, and an increase in product adoption from existing paid business accounts. Our revenue from EMEA increased $6.3 million, or 137%, in the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 and our revenue from APAC increased $2.3 million, or 102%, in the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 as a result of an increase in the number of paid business accounts and an increase in product adoption from existing paid business accounts located in these geographic regions.

Cost of Revenue

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2015	2014	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Cost of Revenue	$21,802	$10,780	$11,022	102%	$10,780	$5,078	$5,702	112%

Cost of revenue increased $11.0 million, or 102%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, as well as an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $5.7 million, driven by higher headcount, and hosting-related costs, payment processing fees, depreciation expense, and amortization expense increased by $5.3 million.

Cost of revenue increased $5.7 million, or 112%, in the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, as well as an increase in payment processing costs due to the increase in revenue. Hosting-related costs, payment processing fees, and amortization expense increased by $2.7 million, and personnel-related costs increased by $2.8 million, driven by higher headcount.

Research and Development

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2015	2014	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$24,024	$16,496	$7,528	46%	$16,496	$8,565	$7,931	93%

Research and development expenses increased $7.5 million, or 46%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The increase was primarily a result of an increase of $6.2 million in personnel-related costs, driven by higher headcount, a $0.6 million increase in spending on outside services, and a $0.7 million increase in depreciation expense.

Research and development expenses increased $7.9 million, or 93%, in the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. The increase was primarily a result of an increase of $5.8 million in personnel-related costs, driven by higher headcount, a $1.1 million increase in spending on outside services, and a $0.7 million increase in rent expense. The remaining increase was due to travel expenses and other miscellaneous expenses.

Sales and Marketing

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2015	2014	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Sales and marketing	$89,162	$58,156	$31,006	53%	$58,156	$28,365	$29,791	105%

Sales and marketing expenses increased $31.0 million, or 53%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The increase was primarily a result of an increase of personnel-related costs of $24.9 million, driven by higher headcount and an increase of sales commissions due to revenue growth, and an increase of $2.8 million in advertising and marketing programs. The remaining increase was due to an increase in consultant fees of $0.5 million, an increase in travel expenses of $1.3 million and other miscellaneous expenses of $1.5 million.

Sales and marketing expenses increased $29.8 million, or 105%, in the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. The increase was primarily a result of an increase of personnel-related costs of $12.8 million, driven by higher headcount and an increase of sales commissions due to revenue growth, an increase of $12.4 million in advertising and marketing programs, and an increase of $2.6 million in office rent expense. The remaining increase was due to an increase in consultant fees of $0.5 million, an increase in travel expenses of $0.5 million, and other miscellaneous expenses.

General and Administrative

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2015	2014	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
General and administrative	$25,319	$17,178	$8,141	47%	$17,178	$10,053	$7,125	71%

General and administrative expenses increased $8.1 million, or 47%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The increase was primarily a result of an increase in personnel-related costs of $6.0 million, driven by an increase in headcount, and an increase in outside services of $2.1 million due to the costs of compliance associated with being a publicly traded company.

General and administrative expenses increased $7.1 million, or 71%, in the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. The increase was primarily a result of an increase of $5.5 million in legal fees due to ongoing litigation, and accounting fees. In addition, personnel-related costs, excluding stock-based compensation expense resulting from transactions with existing investors, increased by $2.3 million, driven primarily by an increase in headcount. Increase in personnel-related costs was offset by a $1.5 million decrease in stock-based compensation expense due to a third-party tender offer and certain stock transactions in the fiscal year ended March 31, 2013. The remaining increase was due to an increase in rent expense of $0.6 million due to new facilities and an increase in insurance fees and other miscellaneous expenses.

Other Expense, Net

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2015	2014	Amount	%	2014	2013	Amount	%
	(dollars in thousands)
Other expense, net	$(318)	$(789)	$471	(60%)	$(789)	$(144)	$(645)	448%

Other expense decreased $0.5 million in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The decrease was primarily a result of the change in the fair value of our convertible preferred stock warrants and increase in interest income.

Other expense increased $0.6 million in the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013. The increase was primarily a result of an increase in the fair value of our convertible preferred stock warrants.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended March 31, 2015, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full fiscal year or any future period.

	Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
	(in thousands)
Revenue	$33,388	$29,029	$25,361	$22,613	$19,843	$17,185	$14,288	$11,858
Cost of revenue (1)	6,801	5,940	5,029	4,032	3,378	2,935	2,409	2,058

Gross profit	26,587	23,089	20,332	18,581	16,465	14,250	11,879	9,800

Operating expenses:
Research and development (1)	7,366	6,410	5,336	4,912	4,284	4,478	4,601	3,133
Sales and marketing (1)	26,067	25,460	19,019	18,616	16,065	17,084	12,969	12,038
General and administrative (1)	7,846	6,864	5,249	5,360	5,621	4,396	4,555	2,606

Total operating expenses	41,279	38,734	29,604	28,888	25,970	25,958	22,125	17,777

Loss from operations	(14,692)	(15,645)	(9,272)	(10,307)	(9,505)	(11,708)	(10,246)	(7,977)

Other income (expense):
Interest income	117	47	7	5	3	3	5	5
Interest expense	(21)	(54)	(14)	(15)	(15)	(15)	(16)	(18)
Other income (expense), net	(210)	(381)	67	134	(238)	(181)	(132)	(190)

Loss before income taxes	(14,806)	(16,033)	(9,212)	(10,183)	(9,755)	(11,901)	(10,389)	(8,180)
Expense (benefit) from income taxes	19	(104)	—	—	—	—	—	—

Net loss	$(14,825)	$(15,929)	$(9,212)	$(10,183)	$(9,755)	$(11,901)	$(10,389)	$(8,180)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
	(in thousands)
Cost of revenue	$231	$166	$101	$93	$58	$43	$31	$27
Research and development	877	721	255	202	231	206	890	98
Sales and marketing	1,730	1,474	1,055	849	374	609	212	178
General and administrative	1,236	1,065	824	787	833	426	1,775	229

Total stock-based compensation expense	$4,074	$3,426	$2,235	$1,931	$1,496	$1,284	$2,908	$532

	Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)	20	20	20	18	17	17	17	17

Gross profit	80	80	80	82	83	83	83	83

Operating expenses:
Research and development (1)	22	22	21	22	22	26	32	26
Sales and marketing (1)	78	88	75	82	81	99	91	102
General and administrative (1)	23	24	21	24	28	26	32	22

Total operating expenses	123	134	117	128	131	151	155	150

Operating loss	(43)	(54)	(37)	(46)	(48)	(68)	(72)	(67)

Other income (expense):
Interest income	—	—	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—	—	—
Other income (expense), net	(1)	(1)	—	1	(1)	(1)	(1)	(2)

Loss before income taxes	(44)	(55)	(37)	(45)	(49)	(69)	(73)	(69)
Expense (benefit) from income taxes	—	—	—	—	—	—	—	—

Net loss	(44%)	(55%)	(37%)	(45%)	(49%)	(69%)	(73%)	(69%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	—%	—%	—%	—%	—%
Research and development	2	2	1	1	1	1	6	1
Sales and marketing	5	5	4	4	2	4	2	1
General and administrative	4	4	3	4	5	2	12	2

Total stock-based compensation expense	12%	12%	9%	9%	8%	7%	20%	4%

Quarterly Revenue Trends

Our quarterly revenue increased in each period presented due to increased sales to new customers, as well as increasing sales to existing customers. We cannot assure you that this trend will continue, and we believe that we may experience seasonality in our business in the future.

Quarterly Gross Margin Trends

Our gross margin has remained relatively consistent over all periods presented, with the fluctuations primarily due to the timing and extent of our investments in our operations and global customer support personnel, and hosting-related costs.

Quarterly Expense Trends

Research and development, sales and marketing, and general and administrative expenses generally increased sequentially over the periods as we increased our headcount to support continued investment in our products. The increase in personnel costs was related to increases in headcount, along with higher stock-based compensation expense.

Liquidity and Capital Resources

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(13,621)	$(20,713)	$(7,200)
Cash used in investing activities	(118,680)	(17,227)	(13,171)
Cash provided by financing activities	218,105	294	60,022

Net increase (decrease) in cash and cash equivalents	$85,804	$(37,646)	$39,651

To date, we have financed our operations primarily through sales of equity securities. Since our inception, we have completed several rounds of equity financing through the sale of shares of our Series A through Series F convertible preferred stock for total cash proceeds to us of $193.2 million. In December 2014 we completed our IPO, resulting in aggregate proceeds of approximately $123.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid offering expenses of approximately $3.1 million. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Cash Used in Operating Activities

During the fiscal year ended March 31, 2015, operating activities used $13.6 million in cash as a result of a net loss of $50.1 million, adjusted by non-cash charges of $21.2 million and a change of $15.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $18.9 million increase in deferred revenue as a result of increased sales of subscriptions, a $1.0 million increase in accounts payable due to increased expenditures, a $4.8 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $1.0 million increase in deferred rent due to new office leases. This was partially offset by a $8.6 million increase in accounts receivable due to increased sales of subscriptions and a $1.4 million increase in prepaid expenses and other assets.

During the fiscal year ended March 31, 2014, operating activities used $20.7 million in cash as a result of a net loss of $40.2 million, adjusted by non-cash charges of $11.7 million and a change of $7.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $5.4 million increase in deferred revenue as a result of increased sales of subscriptions, a $2.3 million increase in accounts payable due to increased expenditures, a $2.1 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $1.9 million increase in deferred rent due to new office leases. This was partially offset by a $3.0 million increase in accounts receivable due to increased sales of subscriptions and a $0.8 million increase in prepaid expenses and other assets.

During the fiscal year ended March 31, 2013, operating activities used $7.2 million in cash as a result of a net loss of $22.5 million, adjusted by non-cash charges of $10.7 million and a change of $4.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $2.8 million increase in deferred revenue as a result of increased sales of subscriptions, a $2.0 million increase in deferred rent due to new office leases, a $1.2 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $0.7 million increase in accounts payable due to increased expenditures. This was partially offset by a $1.3 million increase in accounts receivable due to increased sales of subscriptions and a $0.8 million increase in prepaid expenses and other assets.

Cash Used in Investing Activities

Cash used in investing activities during the fiscal year ended March 31, 2015 was $118.7 million, primarily as a result of purchases of short-term investments of $114.5 million, purchases of property and equipment of $12.6 million, increases in capitalization of software development costs of $9.0 million, and payments of $2.3 million for the acquisition of Ducksboard, net of cash acquired. These were offset partially by proceeds from the sale of short-term investments of $15.0 million, maturity of short-term investments of $3.8, and decreases to restricted cash of $1.0 million.

Cash used in investing activities during the fiscal years ended March 31, 2014 and 2013 was $17.2 million and $13.2 million, respectively, primarily as a result of increases in capital expenditures to purchase property and equipment to support additional office space and site operations, increases in capitalization of software development costs, and increases to restricted cash in relation to new office space.

Cash Provided by Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2015 was $218.1 million, primarily as the result of proceeds from our IPO, net of issuance costs, of $119.9 million, proceeds from our sale of preferred stock, net of issuance costs, of $97.2 million, and the exercise of stock options of $1.2 million. Cash provided by financing activities for the fiscal year ended March 31, 2015 was offset by principle payments on debt assumed through our acquisition of Ducksboard of $0.3 million.

Cash provided by financing activities for the fiscal year ended March 31, 2014 was $0.3 million, primarily as a result of the exercise of stock options. Cash provided by financing activities for the fiscal year ended March 31, 2013 was $60.0 million, primarily as a result of proceeds from our sale of preferred stock, net of issuance costs, and the exercise of stock options.

Contractual Obligations and Commitments

Our principal contractual commitments primarily consist of obligations under leases for office space. As of March 31, 2015, the future non-cancelable minimum payments under these obligations, and our future non-cancelable minimum payments under our other contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(In thousands)
Operating lease obligations	$40,078	$5,741	$12,762	$13,436	$8,139
Other obligations	3,580	3,080	500	—	—

Total	$43,658	$8,821	$13,262	$13,436	$8,139

Off-Balance Sheet Arrangements

As of March 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In the preparation of these consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We generate revenue from subscription-based arrangements that allow our customers to access our products. Our sales agreements have contract terms typically for one year in length or less.

We recognize revenue when the following criteria are met: (i) there is persuasive evidence of an arrangement; (ii) subscriptions have been or are being provided to the customer; (iii) the amount of fees to be paid by the customer is fixed and determinable; and (iv) collection is reasonably assured.

We recognize subscription revenue on a straight-line basis over the contractual period. Amounts that have been invoiced and that are due are recorded in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Stock-Based Compensation Expense

We measure and recognize compensation expense related to stock-based transactions, including employee and non-employee director stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs, in our financial statements based on the fair value of the awards granted. We estimate the fair value of each option award on the grant date using the Black-Scholes option-pricing model and a single option award approach. The fair value of RSUs and RSAs is based on the closing price of our common stock as reported on the New York Stock Exchange. We recognize stock-based compensation expense, net of forfeitures, over the requisite service periods of the awards, which is generally four years.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, the expected dividend yield of our common stock, and for grants prior to our IPO, the fair value of the underlying common stock. The assumptions we use in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to our IPO, the fair value of the common stock underlying the stock-based awards was determined by our board of directors. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the company, given prevailing market conditions. Since our IPO, we have used the market closing price of our common stock as reported on the New York Stock Exchange.

•	Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each option group.

•	Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We base the expected term assumption on our historical exercise behavior combined with estimates of the post-vesting holding period.

•	Expected Volatility. We determine the price volatility factor based on the historical volatilities of our publicly traded peer group as we do not have significant trading history for our common stock. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle, and financial leverage. We used the same set of peer group companies in all the relevant valuation estimates. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. Consequently, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Warrants

Warrants to purchase shares of our convertible preferred stock are classified as a liability on our consolidated balance sheets at fair value. The fair value of the warrants is estimated using an option-valuation model at each reporting date. The change in fair value of the warrants is then recorded on our consolidated statements of operations as other expense. We use management judgment to estimate the fair value of these warrants, and these estimates could differ significantly in the future.

The fair value of the warrants was recorded as a warrant liability upon issuance. Changes in the fair value of the warrant liability are reflected in other expense, net. Upon completion of our IPO, our preferred stock warrant liability was re-measured to fair value and any remaining liability was reclassified into stockholders’ equity.

During the years ended March 31, 2015, 2014, and 2013, we recognized charges in the amount of $82,000, $0.7 million, and $13,000, respectively, from the remeasurement of the fair value of the warrants, which we recorded as other expense in our consolidated statements of operations.

Business Combination

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from our acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Software Development Costs

We capitalize certain development costs incurred in connection with our internal use software and website. These capitalized costs are primarily related to our software analytics tools that are hosted by us and accessed by our customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. Future tax benefits are recognized to the extent that realization of such benefits is considered to be more likely than not. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. We have considered our future anticipated market growth, historical and forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate along with prudent, feasible and permissible tax planning strategies in determining the extent to which our deferred tax assets may be realizable. Projections inherently include a level of uncertainty that could result in lower or higher than expected future taxable income. When we determine that the deferred tax assets for which there is currently a valuation allowance would be realized in the future, the related valuation allowance will be reduced and a benefit to operations will be recorded. Conversely, if we were to make a determination that we will not be able to realize a portion of our net deferred tax assets in the future (using the “more likely than not” criteria), we would record an adjustment to our valuation allowance and a charge to operations in the period in which such determination is made.

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We do not have any unrecognized tax benefits. If interest and penalties related to unrecognized tax benefits were incurred, such amounts would be included in our provision for income taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in our fiscal year beginning April 1, 2017; early adoption is not permitted. On April 29, 2015, the FASB issued for public comment a proposed Accounting Standards Update (ASU) that would defer the effective date of the new revenue recognition standard by one year. We are currently evaluating the impact of this new standard will have on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for us in the fiscal year beginning April 1, 2016; early adoption is permitted. We are currently evaluating the impact of this new standard on our disclosures within the notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our subscription agreements are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

Interest Rate Risk

We had cash and cash equivalents of $105.3 million, $19.5 million, and $57.1 million as of March 31, 2015, 2014, and 2013, respectively, consisting of bank deposits, money market funds, certificates of deposit, and commercial paper. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $4.6 million as collateral for two letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.

We had short-term investments of $95.5 million as of March 31, 2015, consisting of commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data

NEW RELIC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

New Relic, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Relic, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 28, 2015

NEW RELIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$105,257	$19,453
Short-term investments	95,503	—
Accounts receivable, net of allowance for doubtful accounts of $282 and $84, respectively	13,813	5,532
Prepaid expenses and other current assets	4,299	2,491

Total current assets	218,872	27,476

Property and equipment, net	35,397	20,183
Restricted cash	4,623	5,601
Goodwill	2,053	—
Intangible assets, net	2,300	—
Other assets	1,466	1,948

Total assets	$264,711	$55,208

Liabilities, convertible preferred stock and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$4,969	$4,109
Accrued compensation and benefits	6,288	2,822
Other current liabilities	3,623	2,160
Deferred revenue	29,185	10,359

Total current liabilities	44,065	19,450
Deferred rent, non-current	4,638	3,606
Other liabilities, non-current	1,138	900

Total liabilities	49,841	23,956

Commitments and contingencies (Note 7)

Convertible preferred stock:
Convertible preferred stock, $0.001 par value; 10,000 shares and 22,323 shares authorized at March 31, 2015 and March 31, 2014; no shares and 21,357 shares issued and outstanding at March 31, 2015 and March 31, 2014;	—	95,917
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000 and 49,000 shares authorized at March 31, 2015 and March 31, 2014; 47,377 shares and 16,063 shares issued at March 31, 2015 and March 31, 2014; and 47,117 shares and 15,803 shares outstanding at March 31, 2015 and March 31, 2014;	47	16

Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	346,671	17,033
Accumulated other comprehensive income	15	—
Accumulated deficit	(131,600)	(81,451)

Total stockholders’ equity (deficit)	214,870	(64,665)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$264,711	$55,208

See notes to consolidated financial statements.

NEW RELIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2015	2014	2013
Revenue	$110,391	$63,174	$29,664

Cost of revenue	21,802	10,780	5,078

Gross profit	88,589	52,394	24,586

Operating expenses:
Research and development	24,024	16,496	8,565
Sales and marketing	89,162	58,156	28,365
General and administrative	25,319	17,178	10,053

Total operating expenses	138,505	91,830	46,983

Loss from operations	(49,916)	(39,436)	(22,397)

Other income (expense):
Interest income	176	16	9
Interest expense	(104)	(64)	(48)
Other expense, net	(390)	(741)	(105)

Loss before income taxes	(50,234)	(40,225)	(22,541)
Benefit from income taxes	(85)	—	—

Net loss	$(50,149)	$(40,225)	$(22,541)

Net loss per share attributable to common stockholders, basic and diluted	$(1.98)	$(2.58)	$(1.49)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	25,290	15,596	15,096

See notes to consolidated financial statements.

NEW RELIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended March 31,
	2015	2014	2013
Net loss	$(50,149)	$(40,225)	$(22,541)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	15	—	—

Comprehensive loss	$(50,134)	$(40,225)	$(22,541)

See notes to consolidated financial statements.

NEW RELIC, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasruy Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at March 31, 2012	17,910	$36,150	15,252	$15	$1,202	260	$(263)	$—	$(18,685)	$(17,731)
Issuance of Series E convertible preferred stock—net of issuance cost of $233	3,447	59,767	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	504	1	254	—	—	—	—	255
Vesting of early exercised options	—	—	—	—	12	—	—	—	—	12
Stock-based compensation expense	—	—	—	—	8,766	—	—	—	—	8,766
Net loss	—	—	—	—	—	—	—	—	(22,541)	(22,541)

Balances at March 31, 2013	21,357	$95,917	15,756	$16	$10,234	260	$(263)	$—	$(41,226)	$(31,239)
Issuance of common stock upon exercise of stock options	—	—	207	—	294	—	—	—	—	294
Issuance of restricted stock awards subject to vesting	—	—	100	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,505	—	—	—	—	6,505
Net loss	—	—	—	—	—	—	—	—	(40,225)	(40,225)

Balances at March 31, 2014	21,357	$95,917	16,063	$16	$17,033	260	$(263)	$—	$(81,451)	$(64,665)
Issuance of Series F convertible preferred stock—net of issuance cost of $2,757	3,456	97,243	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(24,813)	(193,160)	24,886	25	193,135	—	—	—	—	193,160
Reclassification of preferred stock warrant liabilities into additional paid-in capital	—	—	—	—	912	—	—	—	—	912
Issuance of common stock upon exercise of warrants	—	—	40	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering—net of offering costs of $3,069	—	—	5,750	6	119,918	—	—	—	—	119,924
Issuance of common stock for acquisition of Few Ducks, S.L.	—	—	108	—	1,627	—	—	—	—	1,627
Issuance of common stock for acquisition of Few Ducks, S.L.—Escrow Shares	—	—	—	—	188	—	—	—	—	188
Issuance of common stock upon exercise of stock options	—	—	490	—	1,209	—	—	—	—	1,209
Issuance of restricted stock awards subject to vesting	—	—	40	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12,649	—	—	—	—	12,649
Other comprehensive income, net	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(50,149)	(50,149)

Balances at March 31, 2015	—	$—	47,377	$47	$346,671	260	$(263)	$15	$(131,600)	$214,870

See notes to consolidated financial statements.

NEW RELIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss:	$(50,149)	$(40,225)	$(22,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,044	4,536	1,916
Stock-based compensation expense	11,666	6,220	8,686
Deferred tax	(422)	—	—
Change in fair value of preferred stock warrant liability	82	718	13
Other	376	225	125
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(8,565)	(3,036)	(1,285)
Prepaid expenses and other assets	(1,449)	(754)	(791)
Accounts payable	1,012	2,284	701
Accrued compensation and benefits and other liabilities	4,790	2,069	1,194
Deferred revenue	18,948	5,388	2,776
Deferred rent	1,046	1,862	2,006

Net cash used in operating activities	(13,621)	(20,713)	(7,200)

Cash flows from investing activities:
Purchases of property and equipment	(12,628)	(9,758)	(5,698)
Down payment for property and equipment	—	(1,269)	—
Acquisition of Few Ducks, S.L., net of cash acquired	(2,262)	—	—
Decrease (increase) in restricted cash	978	(1,001)	(4,600)
Purchases of short-term investments	(114,468)	—	—
Proceeds from sale and maturity of short-term investments	18,717	—	—
Capitalized software development costs	(9,017)	(5,199)	(2,873)

Net cash used in investing activities	(118,680)	(17,227)	(13,171)

Cash flows from financing activities:
Proceeds from issuances of preferred stock, net of issuance costs	97,243	—	59,767
Proceeds from initial public offering, net of issuance costs	119,924	—	—
Principal payments on debt	(271)	—	—
Proceeds from issuance of common stock	1,209	294	255

Net cash provided by financing activities	218,105	294	60,022

Net increase (decrease) in cash and cash equivalents	85,804	(37,646)	39,651
Cash and cash equivalents, beginning of period	19,453	57,099	17,448

Cash and cash equivalents, end of period	$105,257	$19,453	$57,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$91	$52	$66
Noncash investing and financing activities:
Issuance of common stock for the acquisition of Few Ducks, S.L.	$1,826	$—	$—
Conversion and net exercise of preferred stock warrants	$632	$—	$—
Net exercise of preferred stock warrants in connection with the initial public offering	$280	$—	$—
Issuance of Series D warrants in connection with facility lease	$—	$—	$10
Vesting of early exercised options	$—	$—	$12
Property and equipment purchased but not paid yet	$464	$619	$1,479
Accrued initial public offering costs	$—	$237	$—

See notes to consolidated financial statements.

NEW RELIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of New Relic and its wholly owned subsidiaries. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions—The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company translates all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates.

Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses have been included in other income (expense).

Initial Public Offering—In December 2014, New Relic completed its initial public offering, or IPO, in which the Company issued and sold 5,750,000 shares of common stock at a public offering price of $23.00 per share. The Company received aggregate proceeds of approximately $123.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $3.1 million.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of the Company’s common and preferred stock and share-based awards, fair value of the preferred stock warrant liability, fair value of purchased intangible assets and goodwill, useful lives of purchased intangible assets, unrecognized tax benefits, and the capitalization and estimated useful life of the Company’s software development costs. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Segments—The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, the Company has determined that it has a single reportable segment.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

Restricted Cash—The Company has an agreement to maintain cash balances at a financial institution as collateral for two letters of credit relating to the Company’s property lease.

Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss, while realized gains and losses and other-than-temporary impairments are reported within the statement of operations. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2015. The Company did not have investments as of March 31, 2014.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2015.

Property and Equipment—Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of two years for employee-related computers and software, three years for other office equipment and site-related computer hardware, and five years for furniture. Leasehold improvements are amortized over the shorter of the lease-term or the estimated useful life of the related asset. Down payments for property and equipment are recorded at cost and included in other assets in the accompanying consolidated balance sheet. Once the corresponding property and equipment item has been received, it will be reclassified to property and equipment and amortized.

Convertible Preferred Stock Warrant Liability—Freestanding warrants to purchase convertible preferred stock are accounted for as liability awards and recorded at fair value on their initial issuance date and adjusted to fair value at each balance sheet date, with the change in fair value being recorded in other expense, net. Upon completion of the IPO, the Company’s preferred stock warrant liability was re-measured to fair value and any remaining liability was reclassified into stockholders’ equity (deficit).

Revenue Recognition—The Company generates revenue from subscription-based arrangements that allow customers to access its products. The Company recognizes revenue when all four of the following criteria are met:

•	There is persuasive evidence of an arrangement.

•	The subscriptions have been or are being provided to the customer.

•	The amount of fees to be paid by the customer is fixed or determinable.

•	The collection is reasonably assured.

Revenue from subscription-based arrangements is recognized ratably over the contractual period, generally from one to twelve months. All of the Company’s subscription-based arrangements are priced on a fixed-fee basis.

Deferred Revenue—Deferred revenue consists of billings or payments received in advance of revenue being recognized. The Company generally invoices its customers monthly, quarterly, or annually. Deferred revenue represents the amount that is expected to be recognized as revenue within one year of the balance sheet date.

Cost of Revenue—Cost of revenue consists of expenses relating to data center operations, hosting-related costs, payment processing fees, depreciation and amortization, consulting costs, and salaries and benefits of operations and global customer support personnel.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts activity was not significant.

Software Development Costs—The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to its software analytics tools that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company capitalized $10.0 million, $5.5 million, and $3.0 million in internal use software during the fiscal years ended March 31, 2015, 2014, and 2013, respectively. Included in the capitalized development costs were $1.0 million, $0.3 million, and $0.1 million of stock-based compensation costs for the fiscal years ended March 31, 2015, 2014, and 2013, respectively. Amortization expense totaled $3.9 million, $2.1 million, and $1.1 million during the fiscal years ended March 31, 2015, 2014, and 2013, respectively. The net book value of capitalized internal use software as of March 31, 2015 and 2014, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $12.6 million and $6.5 million, respectively.

Deferred Offering Costs—Deferred offering costs, consisting of legal, accounting, outside services, and filing fees related to the IPO are capitalized. The deferred offering costs were offset against proceeds from the IPO upon the effectiveness of the offering. As of March 31, 2015, the Company had capitalized no costs and, as of March 31, 2014, $0.2 million of deferred offering costs which are included in other assets in the accompanying consolidated balance sheets.

Commissions—Sales and marketing commissions are recognized as an expense at the time of the customer order. Substantially all of the effort by the sales and marketing organization is expended through the time of closing the sale.

Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $25.1 million, $22.4 million, and $10.0 million for the fiscal years ended March 31, 2015, 2014, and 2013, respectively.

Operating Leases—The Company leases office space and a data center facility under operating leases. Certain lease agreements contain rent holidays, allowances, and rent escalation provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment, acquired intangible assets, and capitalized software development costs subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. For the fiscal years presented, the Company had not impaired any of its long-lived assets.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2015, the Company did not have any goodwill impairment.

Intangible Assets—Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

Stock-Based Compensation—The Company estimates the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statements of operations. The Company recognizes compensation expense over the vesting period of the entire award using the straight-line attribution method. These amounts are reduced by an estimated forfeiture rate. The forfeiture rate is estimated based on actual cancellation experience and is applied to all share-based awards. The rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

The authoritative guidance prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, the Company will only recognize a benefit from stock-based compensation in additional paid-in capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available have been utilized.

Compensation expense related to equity instruments issued to nonemployees is recognized as the equity instruments vest. At each reporting date, the Company revalues the fair value and expense related to the unvested portion of such nonemployee awards. As a result, compensation expense related to unvested equity instruments issued to nonemployees fluctuates as the fair value of the Company’s common stock fluctuates.

Fair Value Measurements—The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.

Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company invests its excess cash in money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities with major financial institutions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. One customer accounted for 12% of accounts receivable as of March 31, 2015. There were no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2014. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2015, 2014, and 2013.

Income Taxes—The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company applies the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax liability as the largest amount that is more likely than not to be realized upon ultimate settlement.

Net Loss Per Share Attributable to Common Stockholders—The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock, and convertible preferred stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Company in its fiscal year beginning April 1, 2017; early adoption is not permitted. On April 29, 2015, the FASB issued for public comment a proposed Accounting Standards Update (ASU) that would defer the effective date of the new revenue recognition standard by one year. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, as well as which transition method it intends to use.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the Company in the fiscal year beginning April 1, 2016; early adoption is permitted. The Company is currently evaluating the impact of this new standard on its disclosures within the notes to the consolidated financial statements.

2.	Business Combination

On October 6, 2014, the Company completed the acquisition of Few Ducks, S.L., (“Ducksboard”), a provider of real-time dashboards for tracking business metrics from a broad set of application sources, pursuant to which the Company acquired all of the capital stock of Ducksboard for 121,493 shares of the Company’s common stock, of which 108,234 shares have been issued and up to 13,259 shares will be released on the twelve month anniversary of the closing date, and $2.3 million in cash resulting in an aggregate preliminary purchase price of $4.2 million. Of the total purchase price, $2.1 million was allocated to goodwill, $2.8 million to identifiable intangible assets, and $0.7 million to net liabilities assumed. The Company expensed the related acquisition costs of $0.2 million in general and administrative expenses. The addition of the Ducksboard technology complements the Company’s visualization expertise and the Company believes it will readily expand the sources of data that are available to customers via the Company’s Software Analytics data cloud. The Company accounted for the acquisition of Ducksboard as a purchase of a business. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purpose. Pro forma revenue and results of operations have not been presented because the historical results of Ducksboard were not material to our consolidated financial statements in any period presented.

In connection with the acquisition, the Company may also issue 128,507 shares of its common stock, with a grant date fair value of $1.9 million, to certain employees of Ducksboard, contingent upon their continuous employment with the Company. Compensation expense will be recorded ratably over the respective service period of 3 years.

3.	Fair Value Measurements

The Company reports assets and liabilities recorded at fair value on the Company’s consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3—Inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015 and 2014 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$56,455	$—	$—	$56,455
Certificates of deposit	—	1,800	—	1,800
Commercial paper	—	30,288	—	30,288
Corporate notes and bonds	—	38,715	—	38,715
U.S. treasury securities	500	—	—	500
U.S. government agencies	—	33,199	—	33,199
Restricted cash—money market funds	4,623	—	—	4,623

Total	$61,578	$104,002	$—	$165,580

Included in cash and cash equivalents				$65,454

Included in short-term investments				$95,503

Included in restricted cash				$4,623

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$3,512	$—	$—	$3,512
Restricted cash—money market funds	5,601	—	—	5,601

Total	$9,113	$—	$—	$9,113

Convertible preferred stock warrant liability	$—	$—	$830	$830

Included in cash and cash equivalents				$3,512

Included in restricted cash				$5,601

Included in other liabilities, non-current				$830

There were no transfers between fair value measurement levels during the fiscal year ended March 31, 2015.

Level 3 instruments consist solely of the Company’s preferred stock warrant liability. Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s Series A and Series D convertible preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company’s preferred stock warrants during each reporting period and was recorded as a component of other (expense) income, net in the statement of operations. During the fiscal years ended March 31, 2015, 2014, and 2013, the Company recognized charges in the amount of $82,000, $0.7 million, and $13,000, respectively, which was recorded as other expense in the Company’s consolidated statements of operations.

Upon the closing of the Company’s IPO and the conversion of the underlying preferred stock to common stock, the Company’s warrants to purchase shares of Series A and Series D convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock. The aggregate fair value of these warrants upon the closing of the IPO was $0.9 million which was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further related periodic fair value adjustments. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions.

Immediately prior to the close of the IPO and as of March 31, 2014, the Company determined the fair value of the outstanding convertible preferred stock warrants utilizing the following assumptions:

	Prior to Close of IPO on December 17,	As of March 31,
	2014	2014
Remaining contractual term (in years)	0.0 - 3.7	4.4 - 8.4
Risk-free interest rate	0.0 - 1.4%	1.5 - 2.5%
Volatility	45%	50%
Dividend yield	—	—

The above assumptions were determined as follows:

Remaining Contractual Term—The remaining contractual term represented the time from the date of the valuation to the expiration of the warrant.

Risk-Free Interest Rate—The risk-free interest rate was based on the U.S. Treasury yield in effect as of December 17, 2014 and March 31, 2014, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.

Volatility—The volatility was derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because the Company had limited information on the volatility of the preferred stock since there was no trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational, and economic similarities to the Company’s principle business operations.

Dividend Yield—The expected dividend assumption was based on the Company’s expectations about its dividend policy.

The warrant to purchase shares of the Company’s Series D convertible preferred stock was automatically net exercised for an aggregate of 12,193 shares of common stock upon closing of the Company’s IPO in December 2014.

The warrant to purchase shares of the Company’s Series A convertible preferred stock that was converted into a warrant to purchase shares of the Company’s common stock was net exercised for an aggregate of 27,573 shares of common stock in January 2015.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Preferred Stock Warrant Liability
Balance at March 31, 2014	$830
Change in fair value of preferred stock warrant liability	82
Reclassification of preferred stock warrant liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into common stock upon the closing of the Company’s IPO	(912)

Balance at March 31, 2015	$—

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of March 31, 2015 and 2014 were not material. As of March 31, 2015 and 2014, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2015 and 2014 (in thousands):

	March 31, 2015	March 31, 2014
Due in one year	$53,287	$—
Due in one to two years	42,216	—

Total	$95,503	$—

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Computers, software, and equipment	$2,985	$1,983
Site operation equipment	6,383	2,535
Furniture and fixtures	868	494
Leasehold improvements	20,513	12,355
Capitalized software development costs	21,402	11,444

Total property and equipment	52,151	28,811
Less: accumulated depreciation and amortization	(16,754)	(8,628)

Total property and equipment, net	$35,397	$20,183

Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2015, 2014, and 2013 was $8.5 million, $4.5 million, and $1.9 million, respectively.

5.	Goodwill and Purchased Intangibles Assets

The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2015 are as follows (in thousands):

Goodwill as of March 31, 2014	$—
Goodwill acquired	2,053

Goodwill as of March 31, 2015	$2,053

Purchased intangible assets subject to amortization as of March 31, 2015 consist of the following (in thousands). No purchased intangible assets were recorded as of March 31, 2014.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life
				(In years)
Developed technology	$2,400	$(400)	$2,000	2.50
Customer relationships	100	(25)	75	1.50
Other intangible assets	300	(75)	225	1.50

	$2,800	$(500)	$2,300

Amortization expense of purchased intangible assets for the fiscal year ended March 31, 2015 was $0.5 million. No amortization expense was recorded for the fiscal years ended March 31, 2014 and 2013.

Estimated future amortization expense as of March 31, 2015 is as follows (in thousands):

2016	$1,000
2017	900
2018	400
2019 and thereafter	—

$2,300

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2015	2014
Deferred tax liability	$913	$392
Accrued liabilities	1,365	1,167
Accrued tax liabilities	345	—
Deferred rent	301	287
Other	699	314

Total other current liabilities	$3,623	$2,160

7.	Commitments and Contingencies

Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2015 through 2023.

Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of March 31, 2015 and 2014, $4.9 million and $3.9 million, respectively, was recorded as deferred rent.

Rent expense, net of sublease income, for operating leases was $5.2 million, $4.7 million, and $1.1 million for the fiscal years ended March 31, 2015, 2014, and 2013, respectively. For the fiscal years ended March 31, 2015, 2014, and 2013, rent expense was offset by $0.7 million, $0.7 million, and $23,000 of sublease income, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2015 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2016	$5,741
2017	6,267
2018	6,495
2019	6,629
2020	6,807
Thereafter	8,139

Total minimum future lease payments	$40,078

Future minimum sublease income under non-cancelable operating leases is $34,000 for the fiscal year ending March 31, 2016.

Purchase Commitments—As of March 31, 2015 and 2014, the Company had purchase commitments of $3.6 million and $0.6 million, respectively, for specific contractual services.

Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.

On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. The case was reassigned to a new judge in March 2014 and a trial date is not currently set. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of March 31, 2015.

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. To date, the Company has not incurred any costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. The Company does not currently believe there is a reasonable possibility that a loss may have been incurred under these indemnification obligations. To date, there have been no claims under any such indemnification provisions.

8.	Convertible Preferred Stock

As of the March 31, 2014, the Company’s outstanding convertible preferred stock consisted of the following (in thousands):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Series A	7,028	7,000	$3,500
Series B	6,492	6,492	7,940
Series C	2,852	2,852	9,943
Series D	1,643	1,566	15,000
Series E	4,308	3,447	60,000

	22,323	21,357	$96,383

In April 2014, the Company sold 3,456,140 shares of Series F convertible preferred stock (“Series F”) at a price of $28.93 per share, receiving net proceeds of $97.2 million. Holders of the Company’s Series F voted together with the holders of the Company’s common stock and convertible preferred stock, with each share of Series F having a number of votes equal to the number of shares of common stock issuable upon the conversion of each share of Series F. In a liquidation event, holders of Series F were entitled to receive, ratably with the Series E convertible preferred stock and in preference to the holders of all other classes of convertible preferred stock, an amount equal to the original issuance price of the Series F plus any declared but unpaid dividends. The holders of Series F had the right to convert, at any time, into shares of common stock at an initial conversion ratio of 1:1, subject to adjustment based on antidilution protection, and all outstanding Series F would automatically convert into shares of common stock in the event that (i) the holders of a majority of outstanding Series F consent to conversion or (ii) immediately prior to the closing of a qualified IPO. The sale of common stock in the IPO triggered the weighted average anti-dilution provisions set forth in the Company’s amended and restated certificate of incorporation. At the IPO price of $23.00 per share, the per share conversion rate for the Company’s Series F convertible preferred stock into common stock was approximately 1:1.02.

Upon the completion of the IPO, all outstanding convertible preferred stock was converted into 24,885,778 shares of common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Convertible preferred stock immediately prior to the conversion into common stock consisted of the following (in thousands):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Series A	7,028	7,000	$3,500
Series B	6,492	6,492	7,940
Series C	2,852	2,852	9,943
Series D	1,643	1,566	15,000
Series E	3,447	3,447	60,000
Series F	3,500	3,456	100,000

	24,962	24,813	$196,383

9.	Stock Transactions

In February 2013, certain of the Company’s existing investors conducted a tender offer to acquire approximately 862,000 shares of outstanding common stock from employees and other existing common stockholders at a purchase price of $17.4089 per share. As a result of this transaction, the Company recorded a total of $7.3 million in share-based compensation expense for the difference between the price paid and the estimated fair market value on the date of the transaction. Of the total share-based compensation expense, the Company recorded $0.2 million, $1.4 million, $1.8 million, and $3.9 million in cost of revenue, research and development, sales and marketing, and general and administrative expenses, respectively, for the fiscal year ended March 31, 2013.

In August 2013 and December 2013, certain of the Company’s existing investors acquired approximately 347,000 shares of outstanding common stock from employees and a former employee at a purchase price of $17.4089 per share. As a result, the Company recorded a total of $2.4 million in share-based compensation expense for the difference between the price paid and the estimated fair market value on the date of the transaction. Of the total share-based compensation expense, the Company recorded $0.8 million, $0.2 million, and $1.4 million in research and development, sales and marketing, and general and administrative expenses, respectively, for the fiscal year ended March 31, 2014.

In connection with these tender offers, the Company waived any rights of first refusal or other transfer restrictions applicable to such shares.

10.	Common Stock and Stockholders’ Equity (Deficit)

Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of March 31,
	2015	2014
Conversion of preferred stock	—	21,357
Warrants to purchase convertible preferred stock	—	49
Common stock options outstanding	9,422	6,923
RSUs outstanding	723	—
Common stock reserved for issuance in connection with acquisition	129
Available for future stock option and RSU grants	5,149	298
Available for future employee stock purchase plan awards	1,000	—

	16,423	28,627

Common stock authorized—Upon the completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the amount of common stock authorized for issuance from 55,000,000 to 100,000,000 common shares with a par value of $0.001 per share.

Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan, or ESPP, which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the year ended March 31, 2015, there were no offering periods.

2008 Equity Incentive Plan—The Company’s board of directors adopted the 2008 Equity Incentive Plan, or the 2008 Plan, in February 2008. The 2008 Plan was terminated in connection with the Company’s IPO, and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.

2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan, or the 2014 Plan, which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award) will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company board of directors. As of March 31, 2015, there were 5,148,501 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the fiscal year ended March 31, 2015 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—April 1, 2014	6,923	$4.86			—	$—
Stock options granted	3,595	19.08
RSU granted					733	23.85
Stock options exercised	(490)	2.47
Stock options canceled/forfeited	(606)	10.02
RSU canceled/forfeited					(10)	23.00

Outstanding—March 31, 2015	9,422	$10.08	7.9	$231,964	723	$23.87	3.5	$25,098

Options vested and expected to vest— March 31, 2015	8,379	$9.54	7.8	$210,774
Options vested and exercisable— March 31, 2015	4,152	$4.12	6.7	$126,989
RSUs expected to vest— March 31, 2015					638	$23.60	3.5	$22,156

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2015, 2014, and 2013 was $9.20, $6.42, and $2.04, respectively. Intrinsic value of options exercised during the fiscal years ended March 31, 2015, 2014, and 2013 was $8.7 million, $2.1 million, and $2.6 million, respectively.

Aggregate intrinsic value for options and RSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2015 was $34.70.

Employee Stock Options Valuation—The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted during the fiscal years ended March 31, 2015, 2014, and 2013 were as follows:

Year Ended March 31,
	2015	2014	2013
Expected term (years)	5 - 6	5 - 6	5-6
Expected volatility	45 - 51%	47 - 52%	50 - 53%
Risk-free interest rate	1.40 - 2.01%	0.74 - 1.87%	0.67 - 0.97%
Dividend yield	—	—	—

Fair Value of Common Stock

Prior to its IPO, the fair value of the common stock underlying the stock-based awards was determined by the Company’s board of directors. Given the absence of a public trading market, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. Since the Company’s IPO, it has used the market closing price of its common stock as reported on the New York Stock Exchange.

Risk-Free Interest Rate

The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.

Expected Term

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company bases the expected term assumption on its historical behavior combined with estimates of post-vesting holding period.

Expected Volatility

The Company determines the price volatility factor based on the historical volatilities of its peer group as the Company did not have significant trading history for its common stock.

Dividend Yield

The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Restricted Stock Awards—During the fiscal years ended March 31, 2015 and 2014, the Company granted restricted stock awards covering an aggregate of 40,000 and 100,000 shares of common stock, respectively, to two board members that vest over four years, subject to the continued service relationship with the Company or become fully vested upon a change of control. The grant date fair value of the restricted stock awards was $0.7 million or $16.93 per share and $0.9 million or $9.37 per share for awards granted during the fiscal years ended March 31, 2015 and 2014, respectively. Stock-based compensation expense recognized related to these restricted stock awards was $0.4 million and $0.2 million for the fiscal years ended March 31, 2015 and 2014, respectively. The Company recognizes the expense using a straight-line basis over the requisite service periods of the award.

Stock Options Granted to Nonemployees—During the fiscal years ended March 31, 2015, 2014, and 2013, the Company granted 181,095 shares, 7,000 shares, and 300 shares, respectively, to nonemployee consultants and recorded stock-based compensation expense of $0.8 million, $0.2 million, $0.1 million, respectively.

Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $11.7 million, $6.2 million, and $8.7 million for the fiscal years ended March 31, 2015, 2014, and 2013, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Cost of revenue	$591	$159	$212
Research and development	2,055	1,425	1,620
Sales and marketing	5,108	1,373	2,060
General and administrative	3,912	3,263	4,794

Total stock-based compensation expense	$11,666	$6,220	$8,686

As of March 31, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock awards, net of estimated forfeitures, was $46.4 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

11.	Income Taxes

The components of loss before incomes taxes are as follows:

	Year Ended March 31,
	2015	2014	2013
Domestic	$(50,031)	$(40,237)	$(22,541)
Foreign	(203)	12	—

Total	$(50,234)	$(40,225)	$(22,541)

The Company recorded an income tax benefit of $85,000 for the year ended March 31, 2015. This benefit is largely attributable to the deferred benefits associated with the amortization of Spanish intangible assets and tax effect of the unrealized gain on short-term investments, partially offset with state minimum taxes and foreign income taxes associated with the Company’s non-US operations. The Company continues to maintain a valuation allowance for its U.S. federal and state deferred tax assets. The components of the provision for income taxes for the fiscal year ended March 31, 2015 are as follows (in thousands):

Current provision:
Federal	$—
State	—
Foreign	334

Total current provision	$334

Deferred provision:
Federal	$(8)
State	—
Foreign	(411)

Total deferred provision	(419)

Total income tax provision	$(85)

The Company did not record an income tax provision for the years ended March 31, 2014 and 2013.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State taxes, net of federal benefits	1.5	1.7	5.2
Stock-based compensation	(4.5)	(4.9)	(11.4)
Research and development credit	1.8	1.9	1.2
Valuation allowance	(32.6)	(32.7)	(29.0)

Effective tax rate	0.2%	—%	—%

The components of the Company’s net deferred tax assets and liabilities as of March 31, 2015 and 2014, were as follows (in thousands):

	As of March 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$2,345	$1,222
Depreciation and amortization	1,290	694
Net operating loss carryforwards	38,837	24,434
Stock based compensation	3,312	968
Research and development credits	3,046	1,770

Gross deferred tax assets	48,830	29,088
Valuation allowance	(43,710)	(26,848)

Total deferred tax assets	5,120	2,240

Deferred tax liabilities:
Prepaids	(1,026)	—
Intangibles	(85)	—
Capitalized research and development	(4,088)	(2,240)

Total deferred tax liabilities	(5,199)	(2,240)

Total net deferred tax assets (liabilities)	$(79)	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing deferred tax assets. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $16.9 million and $13.4 million for the fiscal years ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company had U.S. federal and state net operating losses of $112.7 million and $54.5 million respectively, which expire beginning in the year 2028 and 2024, respectively. Of these amounts, $6.8 million and $5.4 million, respectively, represented federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The Company also has federal, California, and Oregon research and development credits of $1.9 million, $0.6 million, and $0.5 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California tax credit carryforwards do not expire. The Oregon tax credit carryforwards will expire beginning in 2015 if not utilized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Code Section 382 (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company experienced an ownership change in connection with its Series C convertible preferred stock financing in October 2010 and determined that none of its net operating losses or other tax attributes expire subject to such limitation.

The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. As of March 31, 2015, 2014, and 2013, the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries was approximately $0.1 million, $33,000, and $0, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical due to the complexities associated with the hypothetical calculation.

The Company had unrecognized tax benefits of $1.8 million, $0.7 million, and $0.6 million as of March 31, 2015, 2014 and 2013. As of March 31, 2015, if recognized, the unrecognized tax benefit of $1.8 million would affect income tax expense, before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance at March 31, 2012	$338
Additions based on tax positions taken during the current period	229
Additions based on tax positions taken during the prior period	30
Reductions based on tax positions taken during the prior period	—

Balance at March 31, 2013	597
Additions based on tax positions taken during the current period	367
Additions based on tax positions taken during the prior period	46
Reductions based on tax positions taken during the prior period	(275)

Balance at March 31, 2014	735
Additions based on tax positions taken during the current period	1,009
Additions based on tax positions taken during the prior period	84
Reductions based on tax positions taken during the prior period	(2)

Balance at March 31, 2015	$1,826

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties have not been material for the fiscal years ended March 31, 2015, 2014, and 2013.

The Company files income tax returns in the U.S., certain states, Ireland, UK, and Spain. All of the tax years, from the date of inception, are open for examination for foreign jurisdictions. Carryover attributes beginning March 31, 2008 remain open to adjustment by the U.S. and state authorities.

12.	Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock. As the Company had net losses for the fiscal years ended March 31, 2015, 2014, and 2013, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per share attributable to common stockholders, basic and diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2015	2014	2013
Numerator:
Net loss	$(50,149)	$(40,225)	$(22,541)

Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholder, basic and diluted	25,290	15,596	15,096

Net loss per share—basic and diluted	$(1.98)	$(2.58)	$(1.49)

The following outstanding options, unvested shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2015	2014	2013
Convertible preferred stock	—	21,357	21,357
Options to purchase common stock	9,422	6,923	4,490
Common stock reserved for issuance in connection with acquisition	129	—	—
Restricted stock units	723	—	—
Warrants	—	49	49

	10,274	28,329	25,896

13.	Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal year ended March 31, 2015, the Company made contributions of $1.4 million to the 401(k) Plan. No contributions were made to the 401(k) Plan for the fiscal years ended March 31, 2014 and 2013.

14.	Revenue by Geographic Location

The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Year Ended March 31,
	2015	2014	2013
United States	$73,416	$43,903	$21,269
EMEA	21,043	10,824	4,572
APAC	8,732	4,574	2,261
Other	7,200	3,873	1,562

Total revenue	$110,391	$63,174	$29,664

Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2015 and 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March  31, 2015, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in our Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

New Relic, Inc.

Date: May 28, 2015	By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Lewis Cirne and Mark Sachleben, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis Cirne Lewis Cirne	Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2015

/s/ Mark Sachleben Mark Sachleben	Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2015

/s/ Peter Fenton Peter Fenton	Chairman and Director	May 28, 2015

/s/ Peter L.S. Currie Peter L.S. Currie	Director	May 28, 2015

/s/ Sarah Friar Sarah Friar	Director	May 28, 2015

/s/ Adam Messinger Adam Messinger	Director	May 28, 2015

/s/ Dan Scholnick Dan Scholnick	Director	May 28, 2015

Exhibit Index

Exhibit No.	Description if Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.					X

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated as of April 17, 2014.	S-1	333-200078	4.2	November 10, 2014

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014

10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-200078	10.2	December 1, 2014

10.3+	2014 Equity Incentive Plan and related form agreements.	S-1/A	333-200078	10.3	December 1, 2014

10.4+	2014 Employee Stock Purchase Plan.	S-1/A	333-200078	10.4	December 1, 2014

10.5+	Offer Letter between the Registrant and Chris Cook, dated as of June 14, 2011.	S-1	333-200078	10.5	November 10, 2014

10.6+	Offer Letter between the Registrant and Hilarie Koplow-McAdams, dated as of November 29, 2013.	S-1	333-200078	10.6	November 10, 2014

10.7+	Offer Letter between the Registrant and Patrick Moran, dated as of October 7, 2010.	S-1	333-200078	10.7	November 10, 2014

10.8+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014

10.9+	Offer Letter between the Registrant and Robin J. Schulman, dated as of November 7, 2014.	S-1/A	333-200078	10.9	December 1, 2014

10.10	Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of June 15, 2012, as amended.	S-1	333-200078	10.10	November 10, 2014

10.11	Office Lease by and between the Registrant and 188 Spear Street LLC, dated as of July 13, 2012, as amended.	S-1	333-200078	10.11	November 10, 2014

10.12+	Form of Change in Control and Severance Agreement.	S-1/A	333-200078	10.12	December 1, 2014

Exhibit No.	Description if Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date

10.13+	New Relic, Inc. Non-Employee Director Compensation Policy					X

21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.
(1)	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Exchange Act, irrespective of any general incorporation language contained in any such filing.