Form 10-Q
period 2015-06-30
NEW RELIC INC
filed 2015-08-12
CIK 1448056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, there were 47,486,749 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

NEW RELIC, INC.

Form 10-Q Quarterly Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs;

•	our ability to attract and retain customers to use our products, to optimize the pricing for our products, and to expand our sales to our customers;

•	the evolution of technologies affecting our products and markets;

•	our ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;

•	our ability to successfully expand in our existing markets and into new markets, including international markets;

•	the attraction and retention of key personnel;

•	our ability to effectively manage our growth and future expenses;

•	our ability to maintain, protect, and enhance our intellectual property;

•	worldwide economic conditions and their impact on spending; and

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW RELIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	June 30,	March 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$70,228	$105,257
Short-term investments	124,800	95,503
Accounts receivable, net of allowance for doubtful accounts of $375 and $282, respectively	18,357	13,813
Prepaid expenses and other current assets	4,741	4,299

Total current assets	218,126	218,872
Property and equipment, net	38,057	35,397
Restricted cash	4,623	4,623
Goodwill	2,053	2,053
Intangible assets, net	2,046	2,300
Other assets	1,560	1,466

Total assets	$266,465	$264,711

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,175	$4,969
Accrued compensation and benefits	6,889	6,288
Other current liabilities	3,841	3,623
Deferred revenue	38,515	29,185

Total current liabilities	54,420	44,065
Deferred rent, non-current	4,530	4,638
Other liabilities, non-current	1,201	1,138

Total liabilities	60,151	49,841
Commitments and contingencies (Note 6)
Convertible preferred stock:
Convertible preferred stock, $0.001 par value; 10,000 shares authorized at June 30, 2015 and March 31, 2015; no shares issued and outstanding at June 30, 2015 and March 31, 2015;	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2015 and March 31, 2015; 47,733 shares and 47,377 shares issued at June 30, 2015 and March 31, 2015; and 47,473 shares and 47,117 shares outstanding at June 30, 2015 and March 31, 2015;	48	47
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	353,258	346,671
Accumulated other comprehensive income (loss)	(10)	15
Accumulated deficit	(146,719)	(131,600)

Total stockholders’ equity	206,314	214,870

Total liabilities, convertible preferred stock and stockholders’ equity	$266,465	$264,711

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenue	$38,145	$22,613
Cost of revenue	7,866	4,032

Gross profit	30,279	18,581
Operating expenses:
Research and development	8,754	4,912
Sales and marketing	28,683	18,616
General and administrative	7,984	5,360

Total operating expenses	45,421	28,888

Loss from operations	(15,142)	(10,307)
Other income (expense):
Interest income	141	5
Interest expense	(14)	(15)
Other income (expense), net	(2)	134

Loss before income taxes	(15,017)	(10,183)
Income tax provision	102	—

Net loss	$(15,119)	$(10,183)

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.65)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	47,190	15,756

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net loss	$(15,119)	$(10,183)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(25)	—

Comprehensive loss	$(15,144)	$(10,183)

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss:	$(15,119)	$(10,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,301	1,561
Stock-based compensation expense	4,659	1,931
Other	418	(44)
Changes in operating assets and liabilities:
Accounts receivable	(4,721)	(2,189)
Prepaid expenses and other assets	(384)	(190)
Accounts payable	(387)	(908)
Accrued compensation and benefits and other liabilities	827	(155)
Deferred revenue	9,332	2,770
Deferred rent	(70)	8

Net cash used in operating activities	(2,144)	(7,399)
Cash flows from investing activities:
Purchases of property and equipment	(2,671)	(2,385)
Down payment for property and equipment	—	(32)
Increase in restricted cash	—	(28)
Purchases of short-term investments	(43,146)	—
Proceeds from sale and maturity of short-term investments	13,625	—
Capitalized software development costs	(2,209)	(1,946)

Net cash used in investing activities	(34,401)	(4,391)
Cash flows from financing activities:
Proceeds from issuances of preferred stock, net of issuance costs	—	97,247
Payments of costs related to initial public offering	—	(1,087)
Proceeds from issuance of common stock	1,516	182

Net cash provided by financing activities	1,516	96,342

Net increase (decrease) in cash and cash equivalents	(35,029)	84,552
Cash and cash equivalents, beginning of period	105,257	19,453

Cash and cash equivalents, end of period	$70,228	$104,005

Supplemental disclosure of cash flow information:
Noncash investing and financing activities:
Property and equipment purchased but not paid yet	$1,028	$1,451
Accrued initial public offering costs	$—	$227

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

Basis of Presentation—These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 28, 2015 (the “Annual Report”). There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2016. The condensed consolidated balance sheet as of March 31, 2015 included herein was derived from the audited financial statements as of that date.

Initial Public Offering—In December 2014, New Relic completed its initial public offering (“IPO”) in which the Company issued and sold 5,750,000 shares of common stock at a public offering price of $23.00 per share. The Company received aggregate proceeds of approximately $123.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $3.1 million.

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

Concentration of Risk—A customer accounted for 16% and 12% of the Company’s accounts receivable balance as of June 30, 2015 and March 31, 2015, respectively. There were no customers that individually exceeded 10% of the Company’s revenue during the three months ended June 30, 2015 and 2014.

Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss, while realized gains and losses and other-than-temporary impairments are reported within the statement of operations. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The Company did not identify any investments as other-than-temporarily impaired as of June 30, 2015 and March 31, 2015.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of June 30, 2015.

Goodwill —Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through June 30, 2015, the Company did not have any goodwill impairment.

Intangible Assets—Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Company in its fiscal year beginning April 1, 2018; early adoption is permitted for the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements, as well as which transition method the Company intends to use.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the Company in the fiscal year beginning April 1, 2016; early adoption is permitted. The Company is currently evaluating the impact of this new standard on its disclosures within the notes to the condensed consolidated financial statements.

2.	Business Combination

In October 2014, the Company closed the acquisition of Few Ducks, S.L., (“Ducksboard”), a provider of real-time dashboards for tracking business metrics from a broad set of application sources, pursuant to which the Company acquired all of the capital stock of Ducksboard for 121,493 shares of the Company’s common stock, of which 108,234 shares have been issued and up to 13,259 shares will be released on the twelve month anniversary of the closing date, and $2.3 million in cash resulting in an aggregate preliminary purchase price of $4.2 million. Of the total purchase price, $2.1 million was allocated to goodwill, $2.8 million to identifiable intangible assets, and $0.7 million to net liabilities assumed. The addition of the Ducksboard technology complements the Company’s visualization expertise and the Company believes it will readily expand the sources of data that are available to customers via the Company’s Software Analytics data cloud. The Company accounted for the acquisition of Ducksboard as a purchase of a business. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Ducksboard were not material to the Company’s condensed consolidated financial statements in any period presented.

In connection with the acquisition, the Company may also issue 128,507 shares of its common stock to certain employees of Ducksboard, contingent upon their continuous employment with the Company. From the date of acquisition, compensation expense is recorded ratably over the respective service period of three years.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and March 31, 2015 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of
	June 30, 2015
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$36,123	$—	$—	$36,123
Commercial paper	—	10,747	—	10,747
Corporate notes and bonds	—	38,030	—	38,030
U.S. treasury securities	2,297	—	—	2,297
U.S. government agencies	—	73,726	—	73,726
Restricted cash - money market funds	4,623	—	—	4,623

Total	$43,043	$122,503	$—	$165,546

Included in cash and cash equivalents				$36,123

Included in short-term investments				$124,800

Included in restricted cash				$4,623

	Fair Value Measurements as of
	March 31, 2015
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$56,455	$—	$—	$56,455
Certificates of deposit	—	1,800	—	1,800
Commercial paper	—	30,288	—	30,288
Corporate notes and bonds	—	38,715	—	38,715
U.S. treasury securities	500	—	—	500
U.S. government agencies	—	33,199	—	33,199
Restricted cash - money market funds	4,623	—	—	4,623

Total	$61,578	$104,002	$—	$165,580

Included in cash and cash equivalents				$65,454

Included in short-term investments				$95,503

Included in restricted cash				$4,623

There were no transfers between fair value measurement levels during the three months ended June 30, 2015.

Level 3 instruments consisted solely of the Company’s preferred stock warrant liability. Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s Series A and Series D convertible preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company’s preferred stock warrants during each reporting period and was recorded as a component of other income (expense), net in the statement of operations. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions. During the three months ended June 30, 2014, the Company recognized a gain in the amount of $0.1 million, which was recorded as other income in the Company’s condensed consolidated statements of operations. Upon the closing of the IPO in December 2014, the Company ceased recording any further related periodic fair value adjustments.

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of June 30, 2015 and March 31, 2015 were not material. As of June 30, 2015 and March 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2015 and March 31, 2015 (in thousands):

	June 30,	March 31,
	2015	2015
Due in one year	$76,465	$53,287
Due in one to two years	48,335	42,216

Total	$124,800	$95,503

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30,	March 31,
	2015	2015
Computers, software, and equipment	$3,554	$2,985
Site operation equipment	8,308	6,383
Furniture and fixtures	875	868
Leasehold improvements	21,246	20,513
Capitalized software development costs	23,872	21,402

Total property and equipment	57,855	52,151
Less: accumulated depreciation and amortization	(19,798)	(16,754)

Total property and equipment, net	$38,057	$35,397

Depreciation and amortization expense related to property and equipment was $3.0 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively.

5.	Goodwill and Purchased Intangibles Assets

There were no changes to the carrying amount of goodwill for the three months ended June 30, 2015.

Purchased intangible assets subject to amortization as of June 30, 2015 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life
				(In years)
Developed technology	$2,400	$(600)	$1,800	2.25
Customer relationships	100	(39)	61	1.25
Other intangible assets	300	(115)	185	1.25

	$2,800	$(754)	$2,046

Purchased intangible assets subject to amortization as of March 31, 2015 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life
				(In years)
Developed technology	$2,400	$(400)	$2,000	2.50
Customer relationships	100	(25)	75	1.50
Other intangible assets	300	(75)	225	1.50

	$2,800	$(500)	$2,300

Amortization expense of purchased intangible assets for the three months ended June 30, 2015 was $0.3 million. No amortization expense was recorded for the three months ended June 30, 2014.

Estimated future amortization expense as of June 30, 2015 is as follows (in thousands):

2016 (remaining 9 months)	$746
2017	900
2018	400
2019 and thereafter	—

$2,046

6.	Commitments and Contingencies

Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2015 through 2023.

In June 2015, the Company entered into an eight-year lease with respect to office space within a building located in San Francisco, California, pursuant to which the Company will initially lease approximately 14,067 square feet on November 1, 2015 and then lease an additional approximately 42,201 square feet on June 1, 2016.

Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of each of June 30, 2015 and March 31, 2015, $4.9 million was recorded as deferred rent.

Rent expense, net of sublease income, for operating leases was $1.3 million for each of the three months ended June 30, 2015 and 2014.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2015 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2016 (remaining 9 months)	$4,771
2017	8,330
2018	10,206
2019	10,455
2020	10,745
Thereafter	22,951

Total minimum future lease payments	$67,458

Purchase Commitments—As of June 30, 2015 and March 31, 2015, the Company had purchase commitments of $4.4 million and $3.6 million, respectively, for specific contractual services.

Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.

On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. The case was reassigned to a new judge in March 2014 and a trial date is not currently set. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of June 30, 2015.

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

Employee Stock Purchase Plan — The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2015, there were 1,471,169 shares available for issuance under the ESPP.

2008 Equity Incentive Plan — The Company’s board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) in February 2008. The 2008 Plan was terminated in connection with the Company’s IPO, and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.

2014 Equity Incentive Plan — The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company board of directors. As of June 30, 2015, there were 6,745,182 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the three months ended June 30, 2015 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
			Weighted- Average Remaining Contractual			Weighted- Average	Weighted- Average Remaining Contractual
	Number	Weighted- Average		Aggregate	Number	Grant Date		Aggregate
	of Shares	Exercise Price	Term (in years)	Intrinsic Value	of Shares	Fair Value	Term (in years)	Intrinsic Value
Outstanding - April 1, 2015	9,422	$10.08	7.9	$231,964	723	$23.87	3.5	$25,098
Stock options granted	391	30.78
RSU granted					522	30.93
Stock options exercised	(356)	4.26		9,883
Stock options canceled/forfeited	(137)	16.98
RSU canceled/forfeited					(16)	25.54

Outstanding - June 30, 2015	9,320	$11.07	7.5	$224,810	1,229	$26.85	3.6	$43,253

Restricted Stock Awards—The Company granted restricted stock awards to two directors for an aggregate of 100,000 shares of its common stock in August 2013 and 40,000 shares of common stock in May 2014, each of which vests over four years, subject to the continued service relationship with the Company, or become fully vested upon a change of control. The grant date fair value of the restricted stock awards was $0.9 million or $9.37 per share for awards granted in August 2013, and $0.7 million or $16.93 per share for awards granted in May 2014. Stock-based compensation expense recognized related to these restricted stock awards was $0.1 million for each of the three months ended June 30, 2015 and 2014. The Company recognizes the expense using a straight-line basis over the requisite service periods of the award.

Stock Options Granted to Nonemployees—The Company granted 4,301 shares and 14,300 shares to nonemployee consultants during the three months ended June 30, 2015 and 2014, respectively, and recorded stock-based compensation expense of $0.2 million and $0.1 million, respectively.

Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $4.7 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Cost of revenue	$251	$93
Research and development	1,038	202
Sales and marketing	1,976	849
General and administrative	1,394	787

Total stock-based compensation expense	$4,659	$1,931

As of June 30, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock options was $39.6 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. As of June 30, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $33.3 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

8.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $0.1 million for the three months ended June 30, 2015 related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended June 30, 2015, the Company believes it is more likely than not that the tax benefits of U.S. losses incurred during the three months ended June 30, 2015 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses incurred during the three months ended June 30, 2015. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.

As of June 30, 2015, the total amount of gross unrecognized tax benefits was $2.0 million, all of which would affect the Company’s effective tax rate if recognized before consideration of any valuation allowance. As of June 30, 2015, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended June 30, 2015, the Company’s gross unrecognized tax benefits increased by $0.1 million, none of which would affect the Company’s effective tax rate if recognized. The Company does not have any tax positions as of June 30, 2015 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

9.	Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock. As the Company had net losses for each of the three months ended June 30, 2015 and 2014, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share attributable to common stockholders, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2015	2014
Numerator:
Net loss	$(15,119)	$(10,183)

Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholder, basic and diluted	47,190	15,756

Net loss per share—basic and diluted	$(0.32)	$(0.65)

The following outstanding options, unvested shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2015	2014
Convertible preferred stock	—	24,813
Options to purchase common stock	9,320	8,123
Common stock reserved for issuance in connection with acquisition	129	—
Restricted stock units	1,229	—
Warrants	—	49

	10,678	32,985

10.	Revenue by Geographic Location

The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2015	2014
United States	$25,394	$15,264
EMEA	7,407	4,182
APAC	2,944	1,749
Other	2,400	1,418

Total revenue	$38,145	$22,613

Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2015 and March 31, 2015.

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

We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Upon deployment, most users experience our full-featured products with a 14-day or 30-day free trial, enabling them to realize the benefits of our products, after which they have the option to purchase one or more of our subscription plans. During and after the trial period, our direct sales team engages with the user to convert the user into a paid business account. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. Most of our customers to date have been small to medium-sized organizations, and many of our customers to date have made purchasing decisions without interacting with our sales or other personnel. For larger organizations, our sales team focuses on leveraging users in existing accounts to broaden our footprint across the organization.

We offer access to our platform and suite of products under subscription plans that also include service and support. We offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. We recognize revenue from subscription fees ratably over the service period. Most of our customers pay us on a monthly basis. As a result, our deferred revenue at any given period of time has historically been relatively low. As we sell more to larger organizations, we expect to invoice more of our customers on a less frequent basis, and, therefore, we expect our deferred revenue to increase over time. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.

We have grown rapidly in recent periods, with revenue for the three months ended June 30, 2015 and 2014 of $38.1 million and $22.6 million, respectively, representing year-over-year growth of 69%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $15.1 million and $10.2 million for the three months ended June 30, 2015 and 2014, respectively. Our accumulated deficit as of June 30, 2015 was $146.7 million.

Our employee headcount has increased to 738 employees as of June 30, 2015 from 498 as of June 30, 2014, and our number of paid business accounts from 9,764 to 12,440 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations. Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA, Asia-Pacific, or APAC, and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 6%, respectively, of our revenue for the three months ended June 30, 2015, and 18%, 8%, and 6%, respectively, of our revenue for the three months ended June 30, 2014. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. To support the growth of our customer adoption, we also intend to increase our investment in our support organization and infrastructure. In addition, we plan to continue to invest in our research and development organization to enhance and further develop our products. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of and in preparation for our expected increase in sales and expansion of our paid business accounts, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future.

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

Key Operating Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Number of Paid Business Accounts. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 12,440 paid business accounts as of June 30, 2015.

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

Our dollar-based net expansion rate compares our recurring subscription revenue from customers from one period to the next. We measure our dollar-based net expansion rate on a monthly basis because many of our customers change their subscriptions more frequently than quarterly or annually. To calculate our annual dollar-based net expansion rate, we first establish the base period monthly recurring revenue from all our customers at the end of a month. This represents the revenue we would contractually expect to receive from those customers over the following month, without any increase or reduction in any of their subscriptions. We then (i) calculate the actual monthly recurring revenue from those same customers at the end of that following month; then (ii) divide that following month’s recurring revenue by the base month’s recurring revenue to arrive at our monthly net expansion rate; then (iii) calculate a quarterly net expansion rate by compounding the net expansion rates of the three months in the quarter; and then (iv) calculate our annualized net expansion rate by compounding our quarterly net expansion rate over an annual period. Our annualized dollar-based net expansion rate for the three months ended June 30, 2015 was 129.6%.

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

Key Components of Results of Operations

Revenue

We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter periods. We invoice most of our customers on a monthly basis. As a result, our deferred revenue has historically been relatively low. As we begin to sell more to larger organizations, we expect to invoice more of our customers on a less frequent basis, and therefore, we expect our deferred revenue to increase over time.

Cost of Revenue

Cost of revenue consists of expenses relating to data center operations, hosting-related costs, payment processing fees, depreciation and amortization, consulting costs, and salaries and benefits of operations and global customer support personnel. Salaries and benefits costs associated with our operations and global customer support personnel consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer adoption and the number of products we offer.

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

We plan to continue to hire employees for our engineering, product management, and design teams to support our research and development efforts. As a result, we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our research and development expenses to decrease modestly as a percentage of our revenue over the long term, although our research and development expenses may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our research and development expenses.

Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. Commissions are expensed in the period when a customer contract is executed. Sales and marketing expenses also include the costs of our marketing and brand awareness programs.

We plan to continue investing in sales and marketing globally by increasing the number of our sales personnel, expanding our domestic and international marketing activities, building brand awareness, and sponsoring additional marketing events. We expect our sales and marketing expenses to continue to increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our sales and marketing expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, information technology, finance and accounting employees, and executives. Also included are non-personnel costs, such as legal and other professional fees.

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

Other Expense, Net

Other expense, net consists primarily of the re-valuation of our convertible preferred stock warrant liability, interest income, interest expense, and foreign exchange gains and losses.

Results of Operations

The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,
	2015	2014
	(in thousands, except per share data)
Revenue	$38,145	$22,613
Cost of revenue (1)	7,866	4,032

Gross profit	30,279	18,581
Operating expenses:
Research and development (1)	8,754	4,912
Sales and marketing (1)	28,683	18,616
General and administrative (1)	7,984	5,360

Total operating expenses	45,421	28,888

Loss from operations	(15,142)	(10,307)
Other income (expense):
Interest income	141	5
Interest expense	(14)	(15)
Other income (expense), net	(2)	134

Loss before income taxes	(15,017)	(10,183)
Income tax provision	102	—

Net loss	$(15,119)	$(10,183)

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.65)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	47,190	15,756

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Cost of revenue	$251	$93
Research and development	1,038	202
Sales and marketing	1,976	849
General and administrative	1,394	787

Total stock-based compensation expense	$4,659	$1,931

	Three Months Ended June 30,
	2015	2014
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	21	18

Gross profit	79	82
Operating expenses:
Research and development (1)	23	22
Sales and marketing (1)	75	82
General and administrative (1)	21	24

Total operating expenses	119	128

Loss from operations	(40)	(46)
Other income (expense):
Interest income	—	—
Interest expense	—	—
Other income (expense), net	—	1

Loss before income taxes	(40)	(45)
Income tax provision	—	—

Net loss	(40%)	(45%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2015	2014
	(as a percentage of revenue)
Cost of revenue	1%	—%
Research and development	3	1
Sales and marketing	5	4
General and administrative	3	4

Total stock-based compensation expense	12%	9%

Revenue

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
United States	$25,394	$15,264	$10,130	66%
EMEA	7,407	4,182	3,225	77%
APAC	2,944	1,749	1,195	68%
Other	2,400	1,418	982	69%

Total revenue	$38,145	$22,613	$15,532	69%

Revenue increased $15.5 million, or 69%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was a result of an increase in the number of paid business accounts, which increased from 9,764 at June 30, 2014 to 12,440 at June 30, 2015, and an increase in product adoption from existing paid business accounts. Our revenue from EMEA increased $3.2 million, or 77%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and our revenue from APAC increased $1.2 million, or 68%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of an increase in the number of paid business accounts and an increase in product adoption from existing paid business accounts located in these geographic regions.

Cost of Revenue

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Cost of Revenue	$7,866	$4,032	$3,834	95%

Cost of revenue increased $3.8 million, or 95%, for the three months ended June 30, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to purchased intangibles and capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $1.4 million, driven by higher headcount. Hosting-related costs, amortization expense, and payment processing fees increased by $2.4 million.

Research and Development

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$8,754	$4,912	$3,842	78%

Research and development expenses increased $3.8 million, or 78%, for the three months ended June 30, 2015 compared to the same period of 2014. The increase was primarily a result of an increase of $3.3 million in personnel-related costs, driven by higher headcount, a $0.1 million increase in depreciation, and a $0.3 million increase in spending on professional services.

Sales and Marketing

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$28,683	$18,616	$10,067	54%

Sales and marketing expenses increased $10.1 million, or 54%, for the three months ended June 30, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel-related costs of $8.8 million, driven by higher headcount, and an increase in sales commissions due to revenue growth, and an increase of $1.0 million in marketing programs. The remaining increase was primarily due to a $0.3 million increase in depreciation, facilities and IT expenses.

General and Administrative

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$7,984	$5,360	$2,624	49%

General and administrative expenses increased $2.6 million, or 49%, for the three months ended June 30, 2015 compared to the same period of 2014. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $2.2 million, driven by an increase in headcount, and an increase in outside services of $0.4 million due to the costs of compliance associated with being a publicly traded company.

Other Income, Net

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Other income, net	$125	$124	$1	1%

Other income was $0.1 million for each of the three months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(2,144)	$(7,399)
Cash used in investing activities	(34,401)	(4,391)
Cash provided by financing activities	1,516	96,342

Net increase (decrease) in cash and cash equivalents	$(35,029)	$84,552

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

Cash Used in Operating Activities

During the three months ended June 30, 2015, operating activities used $2.1 million in cash as a result of a net loss of $15.1 million, adjusted by non-cash charges of $8.4 million and a change of $4.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $9.3 million increase in deferred revenue as a result of increased sales of subscriptions and a $0.8 million increase in accrued compensation and benefits and other liabilities due to increased headcount. This was partially offset by a $4.7 million increase in accounts receivable due to increased sales of subscriptions, a $0.4 million decrease in accounts payable due to decreased expenditures, and a $0.4 million increase in prepaid expenses and other assets.

During the three months ended June 30, 2014, operating activities used $7.4 million in cash as a result of a net loss of $10.2 million, adjusted by non-cash charges of $3.5 million and a change of $0.7 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $2.2 million increase in accounts receivable due to increased sales of subscriptions, a $0.9 million decrease in accounts payable due to decreased expenditures, a $0.2 million increase in prepaid expenses and other assets, and a $0.2 million decrease in accrued compensation and benefits and other liabilities. This was partially offset by a $2.8 million increase in deferred revenue as a result of increased sales of subscriptions.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended June 30, 2015 was $34.4 million, primarily as a result of purchases of short-term investments of $43.1 million, purchases of property and equipment of $2.7 million, and increases in capitalization of software development costs of $2.2 million. This was partially offset by proceeds from the maturity of short-term investments of $13.6 million.

Cash used in investing activities during the three months ended June 30, 2014 was $4.4 million, primarily as a result of purchases of property and equipment of $2.4 million and increases in capitalization of software development costs of $1.9 million.

Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended June 30, 2015 was $1.5 million, which was the result of proceeds from the exercise of stock options.

Cash provided by financing activities during the three months ended June 30, 2014 was $96.3 million, primarily as the result of proceeds from our sale of preferred stock, net of issuance costs, of $97.2 million and proceeds from the exercise of stock options of $0.2 million. This was partially offset by payments of costs related to our IPO of $1.1 million.

Contractual Obligations and Commitments

Our principal contractual commitments primarily consist of obligations under leases for office space. Except as set forth in Note 6 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended March 31, 2015 in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2015 and March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2015 as compared to the critical accounting policies and estimates described in our Annual Report.

Recently Issued and Accounting Pronouncements

In May 2014, the FASB issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in our fiscal year beginning April 1, 2018; early adoption is permitted for our fiscal year beginning April 1, 2017. We are currently evaluating the impact of this new standard on our condensed consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for us in the fiscal year beginning April 1, 2016; early adoption is permitted. We are currently evaluating the impact of this new standard on our disclosures within the notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We had cash and cash equivalents of $70.2 million as of June 30, 2015, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $4.6 million as collateral for two letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.

We had short-term investments of $124.8 million as of June 30, 2015, consisting of commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in Internal Control over Financial Reporting. There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report. We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks disclosed in Part I, Item 1A of our Annual Report.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *

We have incurred net losses in each fiscal period since our inception, including net losses of $15.1 million and $10.2 million in the three months ended June 30, 2015 and 2014, respectively. We had an accumulated deficit of $146.7 million at June 30, 2015. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have experienced significant growth in recent periods and expect our growth to continue. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer. *

We have experienced significant growth in our customer adoption and have expanded and intend to continue to significantly expand our operations, including domestic and international employee headcount. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure.

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

If we fail to manage our expansion, implement and transition to our new systems, implement improvements, or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to increase our customer adoption, enhance our existing solutions, develop new solutions, satisfy our customers, respond to competitive pressures, or otherwise execute our business plan. If we are unable to manage our growth, our operating results likely will be harmed.

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

Our business depends on our customers purchasing additional subscriptions and products from us and renewing their subscriptions. Any decline in our customer expansions and renewals would harm our future operating results. *

Our future success depends in part on our ability to sell more subscriptions and additional products to our current customers. If our customers do not purchase additional subscriptions and products from us, our revenue may decline and our operating results may be harmed.

In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. The large majority of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period, which is typically one month to one year. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. Some of our customers have elected not to renew their agreements with us and we cannot accurately predict future net expansion rates. Moreover, many of our legacy customers with annual subscriptions have the right to cancel their agreements with three-months’ notice prior to the expiration of the subscription term.

Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and customer support, our prices, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers’ spending levels generally. These factors may also increase as our customer base grows to encompass larger enterprises.

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

Most of our customers currently use our products to support application performance management functions, and the majority of our revenue to date has been from our application performance management products. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our software to additional use cases, such as business analytics and customer usage analytics. If we fail to achieve market acceptance of our software, or if a competitor establishes a more widely adopted solution, our ability to grow our business and financial results will be adversely affected. In addition, as the amount of data stored for a given customer grows, that customer may have to agree to higher subscription fees for certain of our software or limit the amount of data stored in order to stay within the limits of its existing subscription. If their fees grow significantly, customers may react adversely to this pricing model, particularly if they perceive that the value of our software has become eclipsed by such fees or otherwise.

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

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *

Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the three months ended June 30, 2015, sales and marketing expenses represented 75% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically had success selling our products to small and medium-sized businesses and we have only within the last couple years focused on selling our products to larger organizations. We have expanded and are continuing to expand our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful continuing to attract and maintain these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and medium-sized businesses as customers. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.

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

Our operations involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, which customers might choose to have include some personally identifiable information, and security breaches, computer malware, and computer hacking attacks could expose us to a risk of loss of this information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.

Cyber-attacks and other malicious Internet-based activity continue to increase generally. If our security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data.

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

The software industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that are able to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.

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

The market for application performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	software performance providers such as AppDynamics, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc., CA, Inc., Riverbed Technology, Inc., and SAP SE; and

•	companies offering analytics products competing with our New Relic Insights product, including Google Inc. and Webtrends Inc.

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

In addition, we currently serve our customers from a third-party data center hosting facility located in Chicago, Illinois. The continuous availability of our products depends on the operations of that facility, on a variety of network service providers, on third-party vendors, and on our own site operations staff. We depend on our third-party facility provider’s ability to protect this facility against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. If there are any lapses of service or damage to the facility, we could experience lengthy interruptions in our products as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers not to renew their subscriptions, any of which could harm our business.

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

A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area and the Portland area, where our headquarters and the majority of our research and development personnel are located, respectively, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

If we fail to enhance our brand, or to do so in a cost-effective manner, our ability to expand our customer adoption will be impaired and our financial condition may suffer.

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

There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. See Part II, Item 1 “Legal Proceedings.” In the future, we may receive claims that our products and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms.

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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2015, we only had one pending patent application and no issued patents. Despite the pending patent application, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

The market for SaaS business software is less mature than traditional on-premise software applications, and the adoption rate of SaaS business software may be slower among subscribers in industries with heightened data security interests or business practices requiring highly-customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business software in general, but we do not know to what extent the trend of adoption of SaaS solutions will continue in the future. In particular, many organizations have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to SaaS. It is difficult to predict customer adoption rates and demand for our products, the future growth rate and size of the SaaS business software market, or the entry of competitive applications. The expansion of the SaaS business software market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. If SaaS business software does not continue to achieve market acceptance, or there is a reduction in demand for SaaS business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.

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

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations. *

As of June 30, 2015, we had U.S. federal and state net operating losses of approximately $131.0 million and $58.6 million, respectively, which may be utilized against future income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

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

Weakened global economic conditions may harm our industry, business, and results of operations. *

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. The revenue growth and potential profitability of our business depends on demand for software applications and products generally, and application performance monitoring and our other Software Analytics offerings specifically. In addition, our revenue is dependent on the number of users of our products and the degree of adoption of such users with respect to our Software Analytics products. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

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

We are an “emerging growth company,” as defined in the federal securities laws, and, for so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $38.65 to $29.66, through June 30, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	changes in our board of directors or management;

•	sales of shares of our common stock by us, our officers, directors, or other stockholders;

•	lawsuits filed or threatened against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

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

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline. *

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. The holders of an aggregate of approximately 25.0 million shares of our common stock as of June 30, 2015 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements.

Our directors, officers, and principal stockholders beneficially own in the aggregate approximately 58.6% of our outstanding voting stock and are able to exert significant control over matters subject to stockholder approval. *

As of June 30, 2015, our directors, officers, greater than 5% stockholders, and their respective affiliates beneficially owned in the aggregate approximately 58.6% of our outstanding voting stock, including 23.7% held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine any matter that would require majority stockholder approval. For example, these stockholders may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

None.

Use of Proceeds from Registered Securities

On December 17, 2014, we closed our IPO of 5,750,000 shares of our common stock, including 750,000 shares of common stock from the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $23.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200078), which was declared effective by the SEC on December 11, 2014.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW RELIC, INC.

Date: August 12, 2015

	By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description if Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014

10.1	Office Lease by and between the Registrant and Pacific Mission Corporation, dated as of June 17, 2015.					X

10.2+	Separation Agreement between the Registrant and Patrick Moran, dated as of May 11, 2015.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.