Form 10-Q
period 2015-09-30
NEW RELIC, INC.
filed 2015-11-06
CIK 1448056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, there were 48,689,095 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW RELIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	March 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$68,796	$105,257
Short-term investments	120,225	95,503
Accounts receivable, net of allowance for doubtful accounts of $422 and $282, respectively	20,684	13,813
Prepaid expenses and other current assets	8,273	4,299

Total current assets	217,978	218,872

Property and equipment, net	40,621	35,397
Restricted cash	8,023	4,623
Goodwill	2,053	2,053
Intangible assets, net	1,802	2,300
Other assets, non-current	1,638	1,466

Total assets	$272,115	$264,711

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$5,584	$4,969
Accrued compensation and benefits	7,483	6,288
Other current liabilities	5,165	3,623
Deferred revenue	42,041	29,185

Total current liabilities	60,273	44,065

Deferred rent, non-current	4,775	4,638
Deferred revenue, non-current	3,344	124
Other liabilities, non-current	708	1,014

Total liabilities	69,100	49,841

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2015 and March 31, 2015; 48,779 shares and 47,377 shares issued at September 30, 2015 and March 31, 2015; and 48,519 shares and 47,117 shares outstanding at September 30, 2015 and March 31, 2015;	49	47

Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	364,725	346,671
Accumulated other comprehensive income	42	15
Accumulated deficit	(161,538)	(131,600)

Total stockholders’ equity	203,015	214,870

Total liabilities and stockholders’ equity	$272,115	$264,711

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Revenue	$42,928	$25,361	$81,073	$47,974

Cost of revenue	8,952	5,029	16,818	9,061

Gross profit	33,976	20,332	64,255	38,913
Operating expenses:
Research and development	10,616	5,336	19,370	10,248
Sales and marketing	29,365	19,019	58,048	37,635
General and administrative	8,960	5,249	16,944	10,609

Total operating expenses	48,941	29,604	94,362	58,492

Loss from operations	(14,965)	(9,272)	(30,107)	(19,579)

Other income (expense):
Interest income	149	7	290	12
Interest expense	(13)	(14)	(27)	(29)
Other income (expense), net	(31)	67	(33)	201

Loss before income taxes	(14,860)	(9,212)	(29,877)	(19,395)
Income tax provision (benefit)	(41)	—	61	—

Net loss	$(14,819)	$(9,212)	$(29,938)	$(19,395)

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.58)	$(0.63)	$(1.22)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	48,150	15,929	47,523	15,917

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(14,819)	$(9,212)	$(29,938)	$(19,395)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	52	—	27	—

Comprehensive loss	$(14,767)	$(9,212)	$(29,911)	$(19,395)

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss:	$(29,938)	$(19,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,017	3,490
Stock-based compensation expense	10,247	4,166
Other	700	(89)
Changes in operating assets and liabilities:
Accounts receivable	(7,166)	(3,397)
Prepaid expenses and other assets	(3,809)	(3,495)
Accounts payable	133	(572)
Accrued compensation and benefits and other liabilities	2,454	717
Deferred rent	157	30
Deferred revenue	16,076	5,371

Net cash used in operating activities	(4,129)	(13,174)

Cash flows from investing activities:
Purchases of property and equipment	(6,608)	(5,739)
Down payment for property and equipment	—	(180)
Increase in restricted cash	(3,400)	(27)
Purchases of short-term investments	(53,422)	—
Proceeds from sale and maturity of short-term investments	28,350	—
Capitalized software development costs	(4,096)	(4,443)

Net cash used in investing activities	(39,176)	(10,389)

Cash flows from financing activities:
Proceeds from issuances of preferred stock, net of issuance costs	—	97,243
Payment of costs related to initial public offering	—	(1,330)
Proceeds from issuance of common stock	6,844	567

Net cash provided by financing activities	6,844	96,480

Net increase (decrease) in cash and cash equivalents	(36,461)	72,917
Cash and cash equivalents, beginning of period	105,257	19,453

Cash and cash equivalents, end of period	$68,796	$92,370

Supplemental disclosure of cash flow information:
Cash paid for interest	$76	$52
Noncash investing and financing activities:
Property and equipment purchased but not paid yet	$900	$725
Accrued initial public offering costs	$—	$213

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

Concentration of Risk—One customer accounted for 20% and 12% of the Company’s accounts receivable balance as of September 30, 2015 and March 31, 2015, respectively. There were no customers that individually exceeded 10% of the Company’s revenue during the three and six months ended September 30, 2015 and 2014.

Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses and other-than-temporary impairments are reported within the statement of operations. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The Company did not identify any investments as other-than-temporarily impaired as of September 30, 2015 and March 31, 2015.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of September 30, 2015.

Goodwill —Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through September 30, 2015, the Company did not have any goodwill impairment.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the Company in the fiscal year beginning April 1, 2016; early adoption is permitted. The Company is currently evaluating the impact of this new standard on its disclosures within the notes to the condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The standard will be effective for the Company in the fiscal year beginning April 1, 2016; early adoption is permitted. The standard may be applied on either a prospective or retrospective basis. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its condensed consolidated financial statements.

2.	Business Combination

In October 2014, the Company closed the acquisition of Few Ducks, S.L., (“Ducksboard”), a provider of real-time dashboards for tracking business metrics from a broad set of application sources, pursuant to which the Company acquired all of the capital stock of Ducksboard for 121,493 shares of the Company’s common stock, of which 108,234 shares were issued as of September 30, 2015 and up to 13,259 shares will be released on the twelve month anniversary of the closing date, and $2.3 million in cash resulting in an aggregate purchase price of $4.2 million. Of the total purchase price, $2.1 million was allocated to goodwill, $2.8 million to identifiable intangible assets, and $0.7 million to net liabilities assumed. The addition of the Ducksboard technology complements the Company’s visualization expertise and the Company believes it will readily expand the sources of data that are available to customers via the Company’s Software Analytics data cloud. The Company accounted for the acquisition of Ducksboard as a purchase of a business. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Ducksboard were not material to the Company’s condensed consolidated financial statements in any period presented.

In connection with the acquisition, the Company may also issue 128,507 shares of its common stock to certain former employees of Ducksboard, contingent upon their continuous employment with the Company. From the date of acquisition, compensation expense is recorded ratably over the respective service period of three years.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015 and March 31, 2015 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of
	September 30, 2015
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$36,126	$—	$—	$36,126
Commercial paper	—	1,700	—	1,700
Corporate notes and bonds	—	32,904	—	32,904
U.S. treasury securities	2,299	—	—	2,299
U.S. government agencies	—	88,123	—	88,123
Restricted cash - money market funds	8,023	—	—	8,023

Total	$46,448	$122,727	$—	$169,175

Included in cash and cash equivalents				$40,927

Included in short-term investments				$120,225

Included in restricted cash				$8,023

	Fair Value Measurements as of
	March 31, 2015
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$56,455	$—	$—	$56,455
Certificates of deposit	—	1,800	—	1,800
Commercial paper	—	30,288	—	30,288
Corporate notes and bonds	—	38,715	—	38,715
U.S. treasury securities	500	—	—	500
U.S. government agencies	—	33,199	—	33,199
Restricted cash - money market funds	4,623	—	—	4,623

Total	$61,578	$104,002	$—	$165,580

Included in cash and cash equivalents				$65,454

Included in short-term investments				$95,503

Included in restricted cash				$4,623

There were no transfers between fair value measurement levels during the three and six months ended September 30, 2015.

In September 2015, the Company executed a $3.4 million letter of credit in connection with a lease signed in June 2015. The cash collateralized letter of credit is classified as restricted cash on the condensed consolidated balance sheet as of September 30, 2015.

Level 3 instruments in prior periods consisted solely of the Company’s preferred stock warrant liability. Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s Series A and Series D convertible preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company’s preferred stock warrants during each reporting period and was recorded as a component of other income (expense), net in the statement of operations. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions. During the three and six months ended September 30, 2014, the Company recognized income in the amount of $0.2 million and $0.3 million, respectively, which was recorded as other income in the Company’s condensed consolidated statements of operations. Upon the closing of the IPO in December 2014, the Company ceased recording any further related periodic fair value adjustments.

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of September 30, 2015 and March 31, 2015 were not material. As of September 30, 2015 and March 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015	March 31, 2015

Due in one year	$87,562	$53,287
Due in one to two years	32,663	42,216

Total	$120,225	$95,503

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2015	March 31, 2015

Computers, software, and equipment	$3,771	$2,985
Site operation equipment	11,638	6,383
Furniture and fixtures	905	868
Leasehold improvements	21,448	20,513
Capitalized software development costs	26,101	21,402

Total property and equipment	63,863	52,151
Less: accumulated depreciation and amortization	(23,242)	(16,754)

Total property and equipment, net	$40,621	$35,397

Depreciation and amortization expense related to property and equipment was $3.5 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $6.5 million and $3.5 million for the six months ended September 30, 2015 and 2014, respectively.

5.	Goodwill and Purchased Intangibles Assets

There were no changes to the carrying amount of goodwill for the three and six months ended September 30, 2015.

Purchased intangible assets subject to amortization as of September 30, 2015 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life
				(In years)
Developed technology	$2,400	$(800)	$1,600	2.00
Customer relationships	100	(49)	51	1.00
Other intangible assets	300	(149)	151	1.00

	$2,800	$(998)	$1,802

Purchased intangible assets subject to amortization as of March 31, 2015 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life
				(In years)
Developed technology	$2,400	$(400)	$2,000	2.50
Customer relationships	100	(25)	75	1.50
Other intangible assets	300	(75)	225	1.50

	$2,800	$(500)	$2,300

Amortization expense of purchased intangible assets for the three and six months ended September 30, 2015 was $0.2 million and $0.5 million, respectively. No amortization expense was recorded for the three and six months ended September 30, 2014.

Estimated future amortization expense as of September 30, 2015 is as follows (in thousands):

2016 (remaining 6 months)	$502
2017	900
2018	400
2019 and thereafter	—

$1,802

6.	Commitments and Contingencies

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

Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of September 30, 2015 and March 31, 2015, $5.1 million and $4.9 million was recorded as deferred rent, respectively.

Rent expense, net of sublease income, for operating leases was $1.7 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $3.0 million and $2.6 million for the six months ended September 30, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2015 were as follows (in thousands):

Years Ending March 31,	Operating Leases

2016 (remaining 6 months)	$3,364
2017	8,446
2018	10,255
2019	10,456
2020	10,746
Thereafter	22,952

Total minimum future lease payments	$66,219

Purchase Commitments—As of September 30, 2015 and March 31, 2015, the Company had purchase commitments of $6.1 million and $3.6 million, respectively, for specific contractual services.

Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.

On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of September 30, 2015. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 30, 2015.

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

Employee Stock Purchase Plan — The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2015, there were 1,471,169 shares available for issuance under the ESPP. The first offering period under the ESPP commenced on August 15, 2015. For the six months ended September 30, 2015, no shares of common stock were purchased under the ESPP.

2008 Equity Incentive Plan — The Company’s board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) in February 2008. The 2008 Plan was terminated in connection with the Company’s IPO, and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.

2014 Equity Incentive Plan — The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company board of directors. As of September 30, 2015, there were 6,766,304 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and restricted stock unit (“RSU”) award activities for the six months ended September 30, 2015 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2015	9,422	$10.08	7.9	$231,964	723	$23.87	3.5	$25,098
Stock options granted	466	31.41
RSUs granted					700	31.99
Stock options exercised	(1,402)	5.03		40,624
Stock options canceled/forfeited	(371)	15.17
RSUs canceled/forfeited					(57)	26.70

Outstanding - September 30, 2015	8,115	$11.94	7.6	$212,338	1,366	$27.92	3.4	$52,081

Restricted Stock Awards—The Company granted restricted stock awards to two directors for an aggregate of 100,000 shares of its common stock in August 2013 and 40,000 shares of common stock in May 2014, each of which vests over four years, subject to the continued service relationship with the Company, or become fully vested upon a change of control. The grant date fair value of the restricted stock awards was $0.9 million or $9.37 per share for awards granted in August 2013, and $0.7 million or $16.93 per share for awards granted in May 2014. Stock-based compensation expense recognized related to these restricted stock awards was $0.1 million for each of the three months ended September 30, 2015 and 2014, and $0.2 million for each of the six months ended September 30, 2015 and 2014. The Company recognizes the expense using a straight-line basis over the requisite service periods of the award. As of September 30, 2015, 74,582 shares were vested.

Stock Options Granted to Nonemployees—The Company granted 7,306 shares and 35,700 shares to nonemployee consultants during the three months ended September 30, 2015 and 2014, respectively, and 11,607 shares and 50,000 shares to nonemployee consultants during the six months ended September 30, 2015 and 2014, respectively. The Company recorded stock-based compensation expense of $0.3 million and $54,000 for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.1 million for the six months ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $5.6 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $10.2 million and $4.2 million for the six months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense attributed to cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Cost of revenue	$309	$101	$560	$194
Research and development	1,501	255	2,539	457
Sales and marketing	2,070	1,055	4,046	1,904
General and administrative	1,708	824	3,102	1,611

Total stock-based compensation expense	$5,588	$2,235	$10,247	$4,166

As of September 30, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock options was $35.8 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of September 30, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $36.1 million, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

8.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax benefit of $41,000 and an income tax provision of $61,000 for the three and six months ended September 30, 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three and six months ended September 30, 2015, the Company believes it is more likely than not that the tax benefits of U.S. losses incurred during the three and six months ended September 30, 2015 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses incurred during the three and six months ended September 30, 2015. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.

As of September 30, 2015, the total amount of gross unrecognized tax benefits was $1.9 million, all of which would affect the Company’s effective tax rate if recognized before consideration of any valuation allowance. As of September 30, 2015, the Company had an immaterial amount related to the accrual of interest and penalties. During the six months ended September 30, 2015, the Company’s gross unrecognized tax benefits increased by $0.1 million, none of which would affect the Company’s effective tax rate if recognized. The Company does not have any tax positions as of September 30, 2015 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

9.	Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and six months ended September 30, 2015 and 2014, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share attributable to common stockholders, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(14,819)	$(9,212)	$(29,938)	$(19,395)

Denominator:

Weighted average shares used to compute net loss per share attributable to common stockholder, basic and diluted	48,150	15,929	47,523	15,917

Net loss per share—basic and diluted	$(0.31)	$(0.58)	$(0.63)	$(1.22)

The following outstanding options, unvested shares, warrants, ESPP shares, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2015	2014

Convertible preferred stock	—	24,813
Options to purchase common stock	8,115	8,252
Common stock reserved for issuance in connection with acquisition	129	—
Restricted stock units	1,366	—
Warrants	—	49
ESPP shares	28	—

	9,638	33,114

10.	Revenue by Geographic Location

The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

United States	$28,794	$16,870	$54,188	$32,134
EMEA	8,274	4,786	15,681	8,968
APAC	3,260	2,034	6,204	3,783
Other	2,600	1,671	5,000	3,089

Total revenue	$42,928	$25,361	$81,073	$47,974

Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2015 and March 31, 2015.

11.	Subsequent Events

On October 28, 2015, the Company completed the acquisition of Opsmatic, Inc. (“Opsmatic”), a provider of live-state server configuration monitoring across dynamic cloud infrastructure, pursuant to which the Company acquired all of the capital stock of Opsmatic for $5.5 million in cash, up to 161,116 shares of the Company’s common stock, and 12,008 RSUs. The aggregate preliminary purchase price is $12.3 million.

The acquisition also included an obligation to issue up to 98,115 shares of our common stock to certain employees of Opsmatic, contingent upon their continuous employment with the Company. As such, compensation expense will be recorded ratably over the respective service period of 30 months.

The initial purchase price accounting is not yet complete. A preliminary purchase price allocation is currently expected to be included in the Company’s consolidated financial statements for the quarterly period ending December 31, 2015. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

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

We have grown rapidly in recent periods, with revenue for the three months ended September 30, 2015 and 2014 of $42.9 million and $25.4 million, respectively, representing year-over-year growth of 69%. For the six months ended September 30, 2015 and 2014, our revenue was $81.1 million and $48.0 million, respectively, representing year-over-year growth of 69%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $14.8 million and $9.2 million for the three months ended September 30, 2015 and 2014, respectively, and $29.9 million and $19.4 million for the six months ended September 30, 2015 and 2014, respectively. Our accumulated deficit as of September 30, 2015 was $161.5 million.

Our employee headcount has increased to 818 employees as of September 30, 2015 from 534 as of September 30, 2014, and our number of paid business accounts to 12,840 from 10,590 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations.

Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA, Asia-Pacific, or APAC, and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 6%, respectively, of our revenue for the three months ended September 30, 2015, and 19%, 8%, and 7%, respectively, of our revenue for the three months ended September 30, 2014. Our revenue from the EMEA, APAC, and other non-U.S. regions constituted 19%, 8%, and 6%, respectively, of our revenue for each of the six months ended September 30, 2015 and 2014. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. At the same time, the regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For instance, the European Union Court of Justice (“ECJ”) ruled on October 6, 2015 that the U.S.-EU Safe Harbor Framework upon which we have in the past relied upon to allow for the transfer of personal data when doing business in the European Economic Area (“EEA”) was no longer deemed to be a valid method of compliance with requirements set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. We have begun to undertake efforts to conform transfers of personal data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. These efforts may involve substantial expense and distraction from other aspects of our business. Despite this, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may, among other things, limit or decrease customer adoption and retention, expose us to additional liabilities in connection with compliance and related requirements, and harm our business and operating results.

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

Key Operating Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Number of Paid Business Accounts. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 12,840 paid business accounts as of September 30, 2015.

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

Our dollar-based net expansion rate compares our recurring subscription revenue from customers from one period to the next. We measure our dollar-based net expansion rate on a monthly basis because many of our customers change their subscriptions more frequently than quarterly or annually. To calculate our annual dollar-based net expansion rate, we first establish the base period monthly recurring revenue from all our customers at the end of a month. This represents the revenue we would contractually expect to receive from those customers over the following month, without any increase or reduction in any of their subscriptions. We then (i) calculate the actual monthly recurring revenue from those same customers at the end of that following month; then (ii) divide that following month’s recurring revenue by the base month’s recurring revenue to arrive at our monthly net expansion rate; then (iii) calculate a quarterly net expansion rate by compounding the net expansion rates of the three months in the quarter; and then (iv) calculate our annualized net expansion rate by compounding our quarterly net expansion rate over an annual period. Our annualized dollar-based net expansion rate for the three months ended September 30, 2015 was 121.3%.

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

Other Income, Net

Other income, net consists primarily of the re-valuation of our convertible preferred stock warrant liability, interest income, interest expense, and foreign exchange gains and losses.

Results of Operations

The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$42,928	$25,361	$81,073	$47,974
Cost of revenue (1)	8,952	5,029	16,818	9,061

Gross profit	33,976	20,332	64,255	38,913
Operating expenses:
Research and development (1)	10,616	5,336	19,370	10,248
Sales and marketing (1)	29,365	19,019	58,048	37,635
General and administrative (1)	8,960	5,249	16,944	10,609

Total operating expenses	48,941	29,604	94,362	58,492

Loss from operations	(14,965)	(9,272)	(30,107)	(19,579)

Other income (expense):
Interest income	149	7	290	12
Interest expense	(13)	(14)	(27)	(29)
Other income (expense), net	(31)	67	(33)	201

Loss before income taxes	(14,860)	(9,212)	(29,877)	(19,395)
Income tax provision (benefit)	(41)	—	61	—

Net loss	$(14,819)	$(9,212)	$(29,938)	$(19,395)

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.58)	$(0.63)	$(1.22)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	48,150	15,929	47,523	15,917

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$309	$101	$560	$194
Research and development	1,501	255	2,539	457
Sales and marketing	2,070	1,055	4,046	1,904
General and administrative	1,708	824	3,102	1,611

Total stock-based compensation expense	$5,588	$2,235	$10,247	$4,166

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	21	20	21	19

Gross profit	79	80	79	81
Operating expenses:
Research and development (1)	25	21	24	21
Sales and marketing (1)	68	75	71	78
General and administrative (1)	21	21	21	22

Total operating expenses	114	117	116	121

Loss from operations	(35)	(37)	(37)	(40)

Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—

Loss before income taxes	(35)	(37)	(37)	(40)
Income tax provision (benefit)	—	—	—	—

Net loss	(35%)	(37%)	(37%)	(40%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	3	1	3	1
Sales and marketing	5	4	5	4
General and administrative	4	3	4	3

Total stock-based compensation expense	13%	9%	13%	9%

Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
United States	$28,794	$16,870	$11,924	71%	$54,188	$32,134	$22,054	69%
EMEA	8,274	4,786	3,488	73%	15,681	8,968	6,713	75%
APAC	3,260	2,034	1,226	60%	6,204	3,783	2,421	64%
Other	2,600	1,671	929	56%	5,000	3,089	1,911	62%

Total revenue	$42,928	$25,361	$17,567	69%	$81,073	$47,974	$33,099	69%

Revenue increased $17.6 million, or 69%, in the three months ended September 30, 2015 compared to the same period of 2014. The increase was a result of an increase in the number of paid business accounts, which increased to 12,840 at September 30, 2015 from 10,590 at September 30, 2014, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $3.5 million, or 73%, in the three months ended September 30, 2015 compared to the same period of 2014, and our revenue from APAC increased $1.2 million, or 60%, in the three months ended September 30, 2015 compared to the same period of 2014, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Revenue increased $33.1 million, or 69%, in the six months ended September 30, 2015 compared to the same period of 2014. The increase was a result of an increase in the number of paid business accounts, which increased to 12,840 at September 30, 2015 from 10,590 at September 30, 2014, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $6.7 million, or 75%, in the six months ended September 30, 2015 compared to the same period of 2014, and our revenue from APAC increased $2.4 million, or 64%, in the six months ended September 30, 2015 compared to the same period of 2014, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Cost of Revenue	$8,952	$5,029	$3,923	78%	$16,818	$9,061	$7,757	86%

Cost of revenue increased $3.9 million, or 78%, for the three months ended September 30, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization and depreciation expenses, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $1.2 million, driven by higher headcount, and amortization and depreciation expenses increased by $1.5 million. Hosting-related costs and payment processing fees increased by $1.1 million.

Cost of revenue increased $7.8 million, or 86%, for the six months ended September 30, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization and depreciation expenses, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $2.7 million, and amortization and depreciation expenses increased by $3.0 million. Hosting-related costs and payment processing fees increased by $1.9 million.

Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$10,616	$5,336	$5,280	99%	$19,370	$10,248	$9,122	89%

Research and development expenses increased $5.3 million, or 99%, for the three months ended September 30, 2015 compared to the same period of 2014. The increase was a result of an increase of $4.5 million in personnel-related costs, driven by higher headcount, and a $0.5 million increase in other miscellaneous expenses.

Research and development expenses increased $9.1 million, or 89%, for the six months ended September 30, 2015 compared to the same period of 2014. The increase was primarily a result of an increase of $8.2 million in personnel-related costs driven by higher headcount, a $0.4 million increase in depreciation, and a $0.5 million increase in other miscellaneous expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$29,365	$19,019	$10,346	54%	$58,048	$37,635	$20,413	54%

Sales and marketing expenses increased $10.3 million, or 54%, for the three months ended September 30, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel- related costs of $7.5 million, driven by higher headcount and an increase in sales commissions due to revenue growth, and an increase of $1.0 million in marketing programs. The remaining increase was due to a $0.9 million increase in travel expenses, a $0.7 million increase in consultant fees, and a $0.2 million increase in miscellaneous expenses.

Sales and marketing expenses increased $20.4 million, or 54%, for the six months ended September 30, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel- related costs of $15.2 million, driven by higher headcount and an increase in sales commissions due to revenue growth, and an increase of $1.7 million in marketing programs. The remaining increase was due to a $1.7 million increase in travel expenses, a $1.0 million increase in consultant fees, and a $0.8 million increase in miscellaneous expenses.

General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$8,960	$5,249	$3,711	71%	$16,944	$10,609	$6,335	60%

General and administrative expenses increased $3.7 million, or 71%, for the three months ended September 30, 2015 compared to the same period of 2014. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $3.1 million, driven by an increase in headcount. The remaining increase was attributable to outside services of $0.5 million due to the costs of compliance associated with being a publicly traded company.

General and administrative expenses increased $6.3 million, or 60%, for the six months ended September 30, 2015 compared to the same period of 2014. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $5.8 million, driven by an increase in headcount. The remaining increase was attributable to outside services of $0.6 million due to the costs of compliance associated with being a publicly traded company.

Other Income, Net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Other income, net	$105	$60	$45	75%	$230	$184	$46	25%

Other income increased $45,000, or 75%, and $46,000, or 25%, for the three and six months ended September 30, 2015, respectively, compared with the same periods of 2014. These increases were primarily the result of increases in interest income.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(4,129)	$(13,174)
Cash used in investing activities	(39,176)	(10,389)
Cash provided by financing activities	6,844	96,480

Net increase (decrease) in cash and cash equivalents	$(36,461)	$72,917

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

Cash Used in Operating Activities

During the six months ended September 30, 2015, operating activities used $4.1 million in cash as a result of a net loss of $29.9 million, adjusted by non-cash charges of $18.0 million and a change of $7.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $16.0 million increase in deferred revenue as a result of increased sales of subscriptions and a $2.5 million increase in accrued compensation and benefits and other liabilities due to increased headcount. This was partially offset by a $7.2 million increase in accounts receivable due to increased sales of subscriptions and a $3.8 million increase in prepaid expenses and other assets.

During the six months ended September 30, 2014, operating activities used $13.2 million in cash as a result of a net loss of $19.4 million, adjusted by non-cash charges of $7.6 million and a change of $1.4 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $3.4 million increase in accounts receivable due to increased sales of subscriptions, a $3.5 million increase in prepaid expenses and other assets, and a $0.6 million decrease in accounts payable. This was partially offset by a $5.4 million increase in deferred revenue as a result of increased sales of subscriptions, and a $0.7 million increase in accrued compensation and benefits and other liabilities due to increased headcount.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended September 30, 2015 was $39.2 million, primarily as a result of purchases of short-term investments of $53.4 million, purchases of property and equipment of $6.6 million, increases in capitalization of software development costs of $4.1 million, and an increase in restricted cash of $3.4 million. This was partially offset by proceeds from the maturity of short-term investments of $28.4 million.

Cash used in investing activities during the six months ended September 30, 2014 was $10.4 million, primarily as a result of purchases of property and equipment of $5.7 million and increases in capitalization of software development costs of $4.4 million.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended September 30, 2015 was $6.8 million, which was the result of proceeds from the exercise of stock options.

Cash provided by financing activities during the six months ended September 30, 2014 was $96.5 million, primarily as the result of proceeds from our sale of preferred stock, net of issuance costs, of $97.2 million and proceeds from the exercise of stock options of $0.6 million. This was partially offset by payments of costs related to our IPO of $1.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2015 as compared to the critical accounting policies and estimates described in our Annual Report.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The standard will be effective for us in the fiscal year beginning April 1, 2016; early adoption is permitted. The standard may be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our subscription agreements are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements for the three and six months ended September 30, 2015.

Interest Rate Risk

We had cash and cash equivalents of $68.8 million as of September 30, 2015, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.

We had short-term investments of $120.2 million as of September 30, 2015, consisting of commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Changes in Internal Control over Financial Reporting. There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2012, CA, Inc. filed an action against us in the U.S. District Court for the Eastern District of New York alleging that we willfully infringe certain of its U.S. patents. CA, Inc. asserts that a portion of our application performance management software – the .NET and Java agents – infringes certain claims of those patents. Among other things, CA, Inc. has sought permanent injunctive relief against us and damages in an amount to be determined at trial. Specifically, CA, Inc. alleges in the complaint that we willfully infringe certain CA, Inc. United States Patents (i.e., U.S. Patent Nos. 7,225,361 B2 (“the ’361 patent”); 7,512,935 B1 (“the ’935 patent”); and 7,797,580 B2 (“the ’580 patent”)). Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. On April 8, 2015, the court granted CA, Inc.’s partial summary judgment motion seeking to estop New Relic from contesting the validity of the ’361 and ’580 patents. On September 28, 2015, the court granted New Relic’s partial summary judgment motion as to non-infringement of the ’935 patent by the Java and .NET agents, and denied summary judgment as to invalidity of the ’935 patent. Following the court’s summary judgment rulings, the only remaining claims for infringement in this litigation are CA, Inc.’s assertions that the Java agent infringes asserted claims of the ’361 and ’580 patents. A trial date is not currently set.

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

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2015. We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks disclosed in Part I, Item 1A of our Annual Report.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *

We have incurred net losses in each fiscal period since our inception, including net losses of $14.8 million and $9.2 million in the three months ended September 30, 2015 and 2014, respectively, and $29.9 million and $19.4 million in the six months ended September 30, 2015 and 2014, respectively. We had an accumulated deficit of $161.5 million at September 30, 2015. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have limited experience with respect to determining the optimal prices for our products. *

We expect that we may need to change our pricing model from time to time, including as a result of global economic conditions or reductions in our customers’ spending levels generally. In addition, as we introduce new products or services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products. Similarly, as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products to larger organizations, these larger organizations may demand substantial price concessions. As a result, in the future we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business.

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *

Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the six months ended September 30, 2015, sales and marketing expenses represented 72% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically had success selling our products to small and medium-sized businesses and we have only within the last couple years focused on selling our products to larger organizations. We have expanded and are continuing to expand our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful continuing to attract and maintain these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and medium-sized businesses as customers. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.

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

Changes in privacy laws, regulations, and standards may cause our business to suffer. *

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the Data Protection Directive (the “Directive”) established in the European Union and data protection legislation of the individual member states subject to the Directive. In accordance with the Directive, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personal data by data controllers in the EU or U.S. companies doing business in Europe from the EEA to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. In light of the ECJ opinion in Case C-362/14, we have begun to undertake efforts to conform transfers of personal data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. Despite this, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly and therefore decide not to do business with us. Although we process some personal data relating to our customer’s employees who log in and use our services (including first and last name and email address), our customers, who are the “data controllers” under the Directive, determine whether or not personal data of their end-users, or data subjects, is processed using our services. We do not have visibility into what a customer may process through the services, including whether or not the data processed includes personal data. Therefore, we rely on our customers to ensure that the services are used lawfully and responsibly if they elect to process personal data using our services. We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us from the EEA are conformed to current regulatory obligations, the guidance of data protection authorities, and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the EEA, which may involve substantial expense and distraction from other aspects of our business. The Directive may be replaced in time with the pending European General Data Protection Regulation, which may impose additional obligations and risk upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. We publicly post documentation regarding our practices concerning the processing, use and disclosure of personal data. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our practices.

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

The market for application performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	software performance providers such as AppDynamics, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc., CA, Inc., Riverbed Technology, Inc., and SAP SE; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., Google Inc. and Webtrends Inc.

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

Our ongoing and planned investments in data center hosting facilities are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results. *

We have made and will continue to make substantial investments in new equipment to support growth at our data center hosting facility, provide enhanced levels of products to our customers, and reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

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

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed. *

Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. In September 2015, Chris Cook, our President and Chief Operating Officer, resigned from his position as President effective October 1, 2015 and announced his intention to resign from his position as Chief Operating Officer effective in January 2016. The loss of one or more of our remaining executive officers, especially our Chief Executive Officer, Lewis Cirne, and our President, Hilarie Koplow-McAdams, or the failure by our executive team to effectively work with our employees and lead our company could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products.

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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2015, we only had one pending patent application and no issued patents. Despite the pending patent application, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations. *

As of September 30, 2015, we had U.S. federal and state net operating losses of approximately $166.4 million and $67.7 million, respectively, which may be utilized against future income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

We are an “emerging growth company” and our decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors. *

We are an “emerging growth company,” as defined in the federal securities laws, and, for so long as we remain an emerging growth company, we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company as of the end of this fiscal year. We cannot predict if investors will find our common stock less attractive because we have chosen to rely on these exemptions through this year. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members. *

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” following the end of this fiscal year. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

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

As a public company, we are obligated to implement and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock. *

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending March 31, 2016. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the end of our current fiscal year when we are no longer an “emerging growth company.” To comply with the existing and anticipated requirements of being a public company, we are undertaking various actions, such as implementing additional internal controls and procedures and hiring accounting or internal audit staff.

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $39.99 to $29.66 through September 30, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline. *

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. The holders of an aggregate of approximately 25.0 million shares of our common stock as of September 30, 2015 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements.

Our directors, officers, and principal stockholders beneficially own in the aggregate approximately 58.1% of our outstanding voting stock and are able to exert significant control over matters subject to stockholder approval. *

As of September 30, 2015, our directors, officers, greater than 5% stockholders, and their respective affiliates beneficially owned in the aggregate approximately 58.1% of our outstanding voting stock, including 23.0% held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine any matter that would require majority stockholder approval. For example, these stockholders may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Date: November 6, 2015
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