Form 10-Q
period 2015-12-31
NEW RELIC, INC.
filed 2016-02-04
CIK 1448056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of January 29, 2016, there were 49,545,812 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW RELIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	December 31,	March 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$71,901	$105,257
Short-term investments	119,105	95,503
Accounts receivable, net of allowance for doubtful accounts of $478 and $282, respectively	23,408	13,813
Prepaid expenses and other current assets	5,676	4,299

Total current assets	220,090	218,872

Property and equipment, net	40,398	35,397
Restricted cash	8,023	4,623
Goodwill	11,828	2,053
Intangible assets, net	3,919	2,300
Other assets, non-current	1,583	1,466

Total assets	$285,841	$264,711

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$6,630	$4,969
Accrued compensation and benefits	8,893	6,288
Other current liabilities	4,516	3,623
Deferred revenue	55,370	29,185

Total current liabilities	75,409	44,065

Deferred rent, non-current	4,770	4,638
Deferred revenue, non-current	2,689	124
Other liabilities, non-current	1,616	1,014

Total liabilities	84,484	49,841

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2015 and March 31, 2015; 49,684 shares and 47,377 shares issued at December 31, 2015 and March 31, 2015; and 49,424 shares and 47,117 shares outstanding at December 31, 2015 and March 31, 2015	50	47

Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	381,634	346,671
Accumulated other comprehensive (loss) income	(171)	15
Accumulated deficit	(179,893)	(131,600)

Total stockholders’ equity	201,357	214,870

Total liabilities and stockholders’ equity	$285,841	$264,711

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Revenue	$47,744	$29,029	$128,817	$77,003

Cost of revenue	9,744	5,940	26,562	15,001

Gross profit	38,000	23,089	102,255	62,002
Operating expenses:
Research and development	12,015	6,410	31,385	16,659
Sales and marketing	35,153	25,460	93,201	63,094
General and administrative	9,070	6,864	26,014	17,464

Total operating expenses	56,238	38,734	150,600	97,217

Loss from operations	(18,238)	(15,645)	(48,345)	(35,215)

Other income (expense):
Interest income	158	47	448	65
Interest expense	(20)	(54)	(47)	(83)
Other expense, net	(163)	(381)	(196)	(195)

Loss before income taxes	(18,263)	(16,033)	(48,140)	(35,428)
Income tax provision (benefit)	92	(104)	153	(104)

Net loss	$(18,355)	$(15,929)	$(48,293)	$(35,324)

Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.70)	$(1.01)	$(1.94)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	48,953	22,847	48,001	18,182

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net loss	$(18,355)	$(15,929)	$(48,293)	$(35,324)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(213)	(52)	(186)	(52)

Comprehensive loss	$(18,568)	$(15,981)	$(48,479)	$(35,376)

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss:	$(48,293)	$(35,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,058	6,089
Stock-based compensation expense	16,603	7,592
Other	817	208
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(10,010)	(6,754)
Prepaid expenses and other assets	(1,265)	(1,443)
Accounts payable	859	(777)
Accrued compensation and benefits and other liabilities	4,068	2,936
Deferred rent	199	771
Deferred revenue	28,750	13,273

Net cash provided by (used in) operating activities	2,786	(13,429)

Cash flows from investing activities:
Purchases of property and equipment	(8,119)	(10,628)
Acquisition of business, net of cash acquired	(5,498)	(2,262)
Increase in restricted cash	(3,400)	(25)
Purchases of short-term investments	(80,046)	(37,189)
Proceeds from sale and maturity of short-term investments	55,692	—
Capitalized software development costs	(5,316)	(6,667)

Net cash used in investing activities	(46,687)	(56,771)

Cash flows from financing activities:
Proceeds from issuances of preferred stock, net of issuance costs	—	97,243
Proceeds from initial public offering, net of issuance costs	—	120,601
Principal payments on debt	—	(271)
Proceeds from issuance of common stock	10,545	914

Net cash provided by financing activities	10,545	218,487

Net increase (decrease) in cash and cash equivalents	(33,356)	148,287
Cash and cash equivalents, beginning of period	105,257	19,453

Cash and cash equivalents, end of period	$71,901	$167,740

Supplemental disclosure of cash flow information:
Cash paid for interest	$76	$91
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$6,777	$1,826
Conversion of preferred stock warrants to common stock warrants	$—	$631
Net exercise of preferred stock warrants in connection with the initial public offering	$—	$280
Property and equipment purchased but not paid yet	$1,227	$1,052
Accrued initial public offering costs	$—	$677

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business—New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008. The Company is a software-as-a-service provider of software analytics products which allow users to monitor software performance with .NET, Java, JavaScript, Node.js, PHP, Python, and Ruby applications deployed either in a cloud or in a data center. New Relic’s software analytics products enable developers and operation teams to monitor, troubleshoot, and optimize their applications.

Basis of Presentation—These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 28, 2015 (the “Annual Report”). There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on its condensed consolidated financial statements and related notes, except for the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Please refer to “Recent Accounting Pronouncements” below for additional details of the adoption and impact of this standard update.

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

Concentration of Risk—At December 31, 2015, there was no customer that represented more than 10% of the Company’s accounts receivable balance. One customer accounted for 12% of the Company’s accounts receivable balance as of March 31, 2015. There were no customers that individually exceeded 10% of the Company’s revenue during the three and nine months ended December 31, 2015 and 2014.

Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses and other-than-temporary impairments are reported within the statement of operations. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The Company did not identify any investments as other-than-temporarily impaired as of December 31, 2015 and March 31, 2015.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of December 31, 2015.

Goodwill —Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through December 31, 2015, the Company did not have any goodwill impairment.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard will be effective for the Company in the fiscal year beginning April 1, 2016; early adoption is permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this accounting standard update, on a prospective basis, during the third quarter of fiscal year 2016. All deferred tax assets and liabilities, as of December 31, 2015, have been classified as noncurrent in the accompanying Condensed Consolidated Balance Sheets and the notes thereto. The adoption during the quarter resulted in a $0.9 million decrease in current deferred tax liabilities and a $0.9 million increase to non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

2.	Business Combination

Opsmatic, Inc.

In October 2015, the Company completed the acquisition of Opsmatic, Inc. (“Opsmatic”), a provider of live-state server configuration monitoring across dynamic cloud infrastructure, pursuant to which the Company acquired all of the capital stock of Opsmatic for $5.5 million in cash, up to 161,116 shares of the Company’s common stock, a portion of which are subject to forfeiture in the event of certain indemnification claims by the Company, and 12,008 restricted stock units (“RSUs”) with fair values of $39.15 per share, resulting in an aggregate purchase price of $12.3 million. Of the total purchase price, $2.5 million was allocated to acquired technology and an immaterial amount to net assets acquired, with the excess $9.8 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill. The Company also recognized transaction costs of approximately $0.4 million, which is included in general and administrative expense in its condensed consolidated statements of operations for the nine months ended December 31, 2015. The Opsmatic technology complements the Company’s existing server and infrastructure monitoring capabilities. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Opsmatic were not material to the Company’s condensed consolidated financial statements in any period presented.

The acquisition also included an obligation to issue up to 98,115 shares of its common stock, with an aggregate grant date fair value of $3.8 million, to certain employees of Opsmatic, contingent upon their continuous employment with the Company. As such, compensation expense will be recorded on a straight-line basis over the respective service period of 30 months. As of December 31, 2015, 50,079 of these shares were issued, all of which are subject to repurchase by the Company.

Few Ducks, S.L.

In October 2014, the Company closed the acquisition of Few Ducks, S.L., (“Ducksboard”), a provider of real-time dashboards for tracking business metrics from a broad set of application sources, pursuant to which the Company acquired all of the capital stock of Ducksboard for 121,493 shares of the Company’s common stock, all of which were issued upon the conclusion of the indemnity holdback period, and $2.3 million in cash resulting in an aggregate purchase price of $4.2 million. Of the total purchase price, $2.8 million was allocated to identifiable intangible assets and $0.7 million to net liabilities assumed, with the excess $2.1 million of the purchase price over the fair value of net tangible liabilities assumed and intangible assets acquired recorded as goodwill. The addition of the Ducksboard technology complements the Company’s visualization expertise and the Company believes it will readily expand the sources of data that are available to customers via the Company’s Software Analytics data cloud. The Company accounted for the acquisition of Ducksboard as a purchase of a business. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Ducksboard were not material to the Company’s condensed consolidated financial statements in any period presented.

In connection with the acquisition, the Company also agreed to issue up to 128,507 shares of its common stock, with an aggregate grant date fair value of $1.9 million, to certain former employees of Ducksboard, contingent upon their continuous employment with the Company. From the date of acquisition, compensation expense is recorded on a straight-line basis over the respective service period of three years. As of December 31, 2015, 38,566 of these shares were issued.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015 and March 31, 2015 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$36,117	$—	$—	$36,117
Corporate notes and bonds	—	25,359	—	25,359
U.S. treasury securities	2,289	—	—	2,289
U.S. government agencies	—	97,285	—	97,285
Restricted cash - money market funds	8,023	—	—	8,023

Total	$46,429	$122,644	$—	$169,073

Included in cash and cash equivalents				$41,945

Included in short-term investments				$119,105

Included in restricted cash				$8,023

	Fair Value Measurements as of
	March 31, 2015
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$56,455	$—	$—	$56,455
Certificates of deposit	—	1,800	—	1,800
Commercial paper	—	30,288	—	30,288
Corporate notes and bonds	—	38,715	—	38,715
U.S. treasury securities	500	—	—	500
U.S. government agencies	—	33,199	—	33,199
Restricted cash - money market funds	4,623	—	—	4,623

Total	$61,578	$104,002	$—	$165,580

Included in cash and cash equivalents				$65,454

Included in short-term investments				$95,503

Included in restricted cash				$4,623

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2015.

In September 2015, the Company executed a $3.4 million letter of credit in connection with a lease signed in June 2015. The cash collateralized letter of credit is classified as restricted cash on the condensed consolidated balance sheet as of December 31, 2015.

Level 3 instruments in prior periods consisted solely of the Company’s preferred stock warrant liability. Prior to the IPO, outstanding warrants to purchase shares of the Company’s Series A and Series D convertible preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company’s preferred stock warrants during each reporting period and was recorded as a component of other income (expense), net in the statement of operations. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions. During the three and nine months ended December 31, 2014, the Company recognized charges in the amount of $0.3 million and $82,000, respectively, which were recorded as other expense in the Company’s condensed consolidated statements of operations. Upon the closing of the IPO in December 2014, the Company ceased recording any further related periodic fair value adjustments.

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of December 31, 2015 and March 31, 2015 were not material. As of December 31, 2015 and March 31, 2015, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of December 31, 2015 and March 31, 2015 (in thousands):

	December 31, 2015	March 31, 2015

Due in one year	$92,793	$53,287
Due in one to two years	26,312	42,216

Total	$119,105	$95,503

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2015	March 31, 2015

Computers, software, and equipment	$4,037	$2,985
Site operation equipment	12,691	6,383
Furniture and fixtures	914	868
Leasehold improvements	21,854	20,513
Capitalized software development costs	27,759	21,402

Total property and equipment	67,255	52,151
Less: accumulated depreciation and amortization	(26,857)	(16,754)

Total property and equipment, net	$40,398	$35,397

Depreciation and amortization expense related to property and equipment was $3.7 million and $2.4 million for the three months ended December 31, 2015 and 2014, respectively, and $10.2 million and $5.9 million for the nine months ended December 31, 2015 and 2014, respectively.

5.	Goodwill and Purchased Intangibles Assets

The changes in the carrying amount of goodwill for the nine months ended December 31, 2015 are as follows (in thousands):

Goodwill as of March 31, 2015	$2,053
Goodwill acquired	9,775

Goodwill as of December 31, 2015	$11,828

Purchased intangible assets subject to amortization as of December 31, 2015 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life
				(In years)
Developed technology	$4,900	$(1,139)	$3,761	2.83
Customer relationships	100	(61)	39	0.75
Other intangible assets	300	(181)	119	0.75

	$5,300	$(1,381)	$3,919

Purchased intangible assets subject to amortization as of March 31, 2015 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life
				(In years)
Developed technology	$2,400	$(400)	$2,000	2.50
Customer relationships	100	(25)	75	1.50
Other intangible assets	300	(75)	225	1.50

	$2,800	$(500)	$2,300

Amortization expense of purchased intangible assets was $0.4 million and $0.2 million for the three months ended December 31, 2015 and 2014, respectively, and $0.9 million and $0.2 million for the nine months ended December 31, 2015 and 2014, respectively.

Estimated future amortization expense as of December 31, 2015 is as follows (in thousands):

2016 (remaining 3 months)	$467
2017	$1,733
2018	$1,233
2019	$486

$3,919

6.	Commitments and Contingencies

Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2017 through 2023.

In June 2015, the Company entered into an eight-year lease with respect to office space within a building located in San Francisco, California, pursuant to which the Company leases approximately 14,067 square feet and will lease an additional approximately 42,201 square feet on June 1, 2016.

Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of December 31, 2015 and March 31, 2015, $5.1 million and $4.9 million was recorded as deferred rent, respectively.

Rent expense, net of sublease income, for operating leases was $1.7 million and $1.3 million for the three months ended December 31, 2015 and 2014, respectively, and $4.7 million and $3.9 million for the nine months ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 were as follows (in thousands):

Years Ending March 31,	Operating Leases

2016 (remaining 3 months)	$1,731
2017	8,406
2018	10,251
2019	10,454
2020	10,744
Thereafter	22,951

Total minimum future lease payments	$64,537

Purchase Commitments—As of December 31, 2015 and March 31, 2015, the Company had purchase commitments of $3.2 million and $3.6 million, respectively, for specific contractual services.

Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.

On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of December 31, 2015. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of December 31, 2015.

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

Employee Stock Purchase Plan — The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2015, there were 1,471,169 shares available for issuance under the ESPP. The first offering period under the ESPP commenced on August 15, 2015. For the nine months ended December 31, 2015, no shares of common stock were purchased under the ESPP.

2008 Equity Incentive Plan — The Company’s board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) in February 2008. The 2008 Plan was terminated in connection with the IPO, and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.

2014 Equity Incentive Plan — The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company board of directors. As of December 31, 2015, there were 6,526,991 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the nine months ended December 31, 2015 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
			Weighted- Average Remaining Contractual Term (in years)			Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value	Number of Shares			Aggregate Intrinsic Value
Outstanding - April 1, 2015	9,422	$10.08	7.9	$231,964	723	$23.87	3.5	$25,098
Stock options granted	621	32.92
RSUs granted					1,008	33.48
Stock options exercised	(1,921)	5.49		56,534
RSUs vested					(123)	25.07
Stock options canceled/forfeited	(545)	15.77
RSUs canceled/forfeited					(107)	26.97

Outstanding - December 31, 2015	7,577	$12.71	6.7	$179,964	1,501	$30.01	3.3	$54,682

Restricted Stock Awards—The Company granted restricted stock awards to two directors for an aggregate of 100,000 shares of its common stock in August 2013 and 40,000 shares of common stock in May 2014, each of which vests over four years, subject to the continued service relationship with the Company, or become fully vested upon a change of control. The grant date fair value of the restricted stock awards was $0.9 million or $9.37 per share for awards granted in August 2013, and $0.7 million or $16.93 per share for awards granted in May 2014. Stock-based compensation expense recognized related to these restricted stock awards was $0.1 million for each of the three months ended December 31, 2015 and 2014, respectively, and $0.3 million for each of the nine months ended December 31, 2015 and 2014, respectively. The Company recognizes the expense using a straight-line basis over the requisite service periods of the award. As of December 31, 2015, 83,332 shares were vested.

Stock Options Granted to Nonemployees—The Company granted 12,069 shares and 60,175 shares to nonemployee consultants during the three months ended December 31, 2015 and 2014, respectively, and 23,676 shares and 110,175 shares to nonemployee consultants during the nine months ended December 31, 2015 and 2014, respectively. The Company recorded stock-based compensation expense of $0.2 million and $0.3 million for the three months ended December 31, 2015 and 2014, respectively, and $0.7 million and $0.4 million for the nine months ended December 31, 2015 and 2014, respectively.

Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $6.4 million and $3.4 million for the three months ended December 31, 2015 and 2014, respectively, and $16.6 million and $7.6 million for the nine months ended December 31, 2015 and 2014, respectively. Stock-based compensation expense attributed to cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Cost of revenue	$333	$166	$893	$359
Research and development	1,684	721	4,223	1,178
Sales and marketing	2,588	1,474	6,634	3,378
General and administrative	1,751	1,065	4,853	2,677

Total stock-based compensation expense	$6,356	$3,426	$16,603	$7,592

As of December 31, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock options was $33.6 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. As of December 31, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $44.4 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

8.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $0.1 million and an income tax benefit of $0.1 million for the three months ended December 31, 2015 and 2014, respectively, and an income tax provision of $0.2 million and an income tax benefit of $0.1 million for nine months ended December 31, 2015 and 2014, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three and nine months ended December 31, 2015, the Company believes it is more likely than not that the tax benefits of U.S. losses incurred during the three and nine months ended December 31, 2015 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses incurred during the three and nine months ended December 31, 2015. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.

As of December 31, 2015, the total amount of gross unrecognized tax benefits was $2.3 million, all of which would affect the Company’s effective tax rate if recognized before consideration of any valuation allowance. As of December 31, 2015, the Company had an immaterial amount related to the accrual of interest and penalties. During the nine months ended December 31, 2015, the Company’s gross unrecognized tax benefits increased by $0.5 million, none of which would affect the Company’s effective tax rate if recognized. The Company does not have any tax positions as of December 31, 2015 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

9.	Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and nine months ended December 31, 2015 and 2014, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share attributable to common stockholders, basic and diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(18,355)	$(15,929)	$(48,293)	$(35,324)

Denominator:

Weighted average shares used to compute net loss per share attributable to common stockholder, basic and diluted	48,953	22,847	48,001	18,182

Net loss per share—basic and diluted	$(0.37)	$(0.70)	$(1.01)	$(1.94)

The following outstanding options, unvested shares, warrants, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2015	2014

Options to purchase common stock	7,577	9,516
Common stock reserved for issuance in connection with acquisition	90	—
Restricted stock units	1,501	669
Warrants	—	28
ESPP shares	67	—

	9,235	10,213

10.	Revenue by Geographic Location

The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

United States	$32,041	$19,123	$86,229	$51,258
EMEA	9,045	5,704	24,726	14,671
APAC	3,741	2,310	9,945	6,093
Other	2,917	1,892	7,917	4,981

Total revenue	$47,744	$29,029	$128,817	$77,003

Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2015 and March 31, 2015.

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

We have grown rapidly in recent periods, with revenue for the three months ended December 31, 2015 and 2014 of $47.7 million and $29.0 million, respectively, representing year-over-year growth of 64%. For the nine months ended December 31, 2015 and 2014, our revenue was $128.8 million and $77.0 million, respectively, representing year-over-year growth of 67%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $18.4 million and $15.9 million for the three months ended December 31, 2015 and 2014, respectively, and $48.3 million and $35.3 million for the nine months ended December 31, 2015 and 2014, respectively. Our accumulated deficit as of December 31, 2015 was $179.9 million.

Our employee headcount has increased to 870 employees as of December 31, 2015 from 579 as of December 31, 2014, and our number of paid business accounts to 13,126 from 11,270 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations.

Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA, Asia-Pacific, or APAC, and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 6%, respectively, of our revenue for the three months ended December 31, 2015, and 20%, 8%, and 7%, respectively, of our revenue for the three months ended December 31, 2014. Our revenue from the EMEA, APAC, and other non-U.S. regions constituted 19%, 8%, and 6%, respectively, of our revenue for each of the nine months ended December 31, 2015 and 2014. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. At the same time, the regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For instance, the European Union Court of Justice, or ECJ, ruled on October 6, 2015 that the U.S.-EU Safe Harbor Framework upon which we have in the past relied upon to allow for the transfer of personal data when doing business in the European Economic Area, or EEA, was no longer deemed to be a valid method of compliance with requirements set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. We have begun to undertake efforts to conform transfers of personal data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. These efforts may involve substantial expense and distraction from other aspects of our business. Despite this, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may, among other things, limit or decrease customer adoption and retention, expose us to additional liabilities in connection with compliance and related requirements, and harm our business and operating results.

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

Key Operating Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $5,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 13,126 paid business accounts as of December 31, 2015.

As a subset of this metric, we believe that our number of paid business accounts with annual recurring revenue over $5,000 is one indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We had 5,581 paid business accounts with annual recurring revenue of at least $5,000 as of December 31, 2015, which was a 34.9% increase compared to 4,137 paid business accounts with annual recurring revenue of at least $5,000 as of December 31, 2014. We believe this increase reflects our continued focus of a greater proportion of our sales and marketing efforts on mid-market and enterprise customers, which would result in an increase to the value of larger paid business accounts. We expect the rate at which we add paid business accounts with annual recurring revenue over $5,000 to decrease over time as a result of deeper penetration into the enterprise market.

Annualized Revenue per Average Paid Business Account. We believe that our annualized revenue per average paid business account is another indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We define our annualized revenue per average paid business account as the annualized revenue for the current period divided by the average of the number of paid business accounts at the end of the current period and the end of the prior period.

Our annualized revenue per average paid business account for the quarter ended December 31, 2015 grew to $14,710, an increase of 38%, from $10,624 for the quarter ended December 31, 2014. We believe this increase reflects our continued focus on mid-market and enterprise customers, which we expect will result in our annualized revenue per average paid business account to continue to increase over the near term.

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

The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain paid business accounts from larger subscription customers either significantly upgrade or significantly downgrade their subscriptions and by increased sales to existing customers in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of paid business accounts from larger enterprises versus small to medium-sized organizations will tend to increase our quarterly net expansion rate and a relative increase in the number or paid business accounts from small to medium-sized organizations versus larger enterprises will tend to decrease the quarterly net expansion rate, as smaller businesses tend to cancel subscriptions more frequently than larger enterprises. This rate is also impacted by factors including, but not limited to new product introductions, promotional activity, mix of customer size and the variable timing of renewals.

Our annualized dollar-based net expansion rate declined modestly to 128.7% for the three-month period ending December 31, 2015 from 131.7% for the three-month period ending December 31, 2014. In the period ending December 31, 2015, we did not have any new paid product introductions, while in the period ending December 31, 2014, we benefited from two new paid product introductions, the Browser and Synthetics offerings in the market, which drove a higher than normal level of net expansion activity.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the re-valuation of our convertible preferred stock warrant liability, interest income, interest expense, and foreign exchange gains and losses.

Results of Operations

The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$47,744	$29,029	$128,817	$77,003
Cost of revenue (1)	9,744	5,940	26,562	15,001

Gross profit	38,000	23,089	102,255	62,002
Operating expenses:
Research and development (1)	12,015	6,410	31,385	16,659
Sales and marketing (1)	35,153	25,460	93,201	63,094
General and administrative (1)	9,070	6,864	26,014	17,464

Total operating expenses	56,238	38,734	150,600	97,217

Loss from operations	(18,238)	(15,645)	(48,345)	(35,215)

Other income (expense):
Interest income	158	47	448	65
Interest expense	(20)	(54)	(47)	(83)
Other expense, net	(163)	(381)	(196)	(195)

Loss before income taxes	(18,263)	(16,033)	(48,140)	(35,428)
Income tax provision (benefit)	92	(104)	153	(104)

Net loss	$(18,355)	$(15,929)	$(48,293)	$(35,324)

Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.70)	$(1.01)	$(1.94)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	48,953	22,847	48,001	18,182

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$333	$166	$893	$359
Research and development	1,684	721	4,223	1,178
Sales and marketing	2,588	1,474	6,634	3,378
General and administrative	1,751	1,065	4,853	2,677

Total stock-based compensation expense	$6,356	$3,426	$16,603	$7,592

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	20	20	21	19

Gross profit	80	80	79	81
Operating expenses:
Research and development (1)	25	22	24	22
Sales and marketing (1)	74	88	72	82
General and administrative (1)	19	24	20	23

Total operating expenses	118	134	116	127

Loss from operations	(38)	(54)	(37)	(46)

Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	(1)	—	—

Loss before income taxes	(38)	(55)	(37)	(46)
Income tax provision (benefit)	—	—	—	—

Net loss	(38%)	(55%)	(37%)	(46%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	3	2	3	2
Sales and marketing	5	5	5	4
General and administrative	4	4	4	3

Total stock-based compensation expense	13%	12%	13%	10%

Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
United States	$32,041	$19,123	$12,918	68%	$86,229	$51,258	$34,971	68%
EMEA	9,045	5,704	3,341	59%	24,726	14,671	10,055	69%
APAC	3,741	2,310	1,431	62%	9,945	6,093	3,852	63%
Other	2,917	1,892	1,025	54%	7,917	4,981	2,936	59%

Total revenue	$47,744	$29,029	$18,715	64%	$128,817	$77,003	$51,814	67%

Revenue increased $18.7 million, or 64%, in the three months ended December 31, 2015 compared to the same period of 2014. The increase was a result of an increase in the number of paid business accounts, which increased to 13,126 at December 31, 2015 from 11,270 at December 31, 2014, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $3.3 million, or 59%, in the three months ended December 31, 2015 compared to the same period of 2014, and our revenue from APAC increased $1.4 million, or 62%, in the three months ended December 31, 2015 compared to the same period of 2014, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Revenue increased $51.8 million, or 67%, in the nine months ended December 31, 2015 compared to the same period of 2014. The increase was a result of an increase in the number of paid business accounts, which increased to 13,126 at December 31, 2015 from 11,270 at December 31, 2014, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $10.1 million, or 69%, in the nine months ended December 31, 2015 compared to the same period of 2014, and our revenue from APAC increased $3.9 million, or 63%, in the nine months ended December 31, 2015 compared to the same period of 2014, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Cost of Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Cost of Revenue	$9,744	$5,940	$3,804	64%	$26,562	$15,001	$11,561	77%

Cost of revenue increased $3.8 million, or 64%, for the three months ended December 31, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization and depreciation expenses, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $1.4 million, driven by higher headcount, amortization and depreciation expenses increased by $1.3 million, and hosting-related costs and payment processing fees increased by $1.0 million. The remaining $0.1 million increase was due to other miscellaneous expense.

Cost of revenue increased $11.6 million, or 77%, for the nine months ended December 31, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization and depreciation expenses, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $4.2 million, amortization and depreciation expenses increased by $4.2 million, hosting-related costs and payment processing fees increased by $2.9 million, and other miscellaneous expense increased by $0.3 million.

Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$12,015	$6,410	$5,605	87%	$31,385	$16,659	$14,726	88%

Research and development expenses increased $5.6 million, or 87%, for the three months ended December 31, 2015 compared to the same period of 2014. The increase was a result of an increase of $4.6 million in personnel-related costs, driven by higher headcount, a $0.4 million increase in consulting services, and a $0.6 million increase in other miscellaneous expenses.

Research and development expenses increased $14.7 million, or 88%, for the nine months ended December 31, 2015 compared to the same period of 2014. The increase was primarily a result of an increase of $13.0 million in personnel-related costs, driven by higher headcount, a $0.9 million increase in consulting services, a $0.5 million increase in travel and software expenses, and a $0.3 million increase in other miscellaneous expenses.

Sales and Marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$35,153	$25,460	$9,693	38%	$93,201	$63,094	$30,107	48%

Sales and marketing expenses increased $9.7 million, or 38%, for the three months ended December 31, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel-related costs of $7.5 million, driven by higher headcount and an increase in sales commissions due to revenue growth, and an increase of $0.4 million in marketing programs. The remaining increase was due to a $0.8 million increase in travel expenses, a $0.7 million increase in consultant fees, and a $0.3 million increase in miscellaneous expenses.

Sales and marketing expenses increased $30.1 million, or 48%, for the nine months ended December 31, 2015 compared to the same period of 2014. The increase was primarily a result of an increase in personnel-related costs of $23.8 million, driven by higher headcount and an increase in sales commissions due to revenue growth, and an increase of $1.8 million in marketing programs. The remaining increase was due to a $2.5 million increase in travel expenses, a $1.3 million increase in consultant fees, and a $0.7 million increase in miscellaneous expenses.

General and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$9,070	$6,864	$2,206	32%	$26,014	$17,464	$8,550	49%

General and administrative expenses increased $2.2 million, or 32%, for the three months ended December 31, 2015 compared to the same period of 2014. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $1.9 million, driven by an increase in headcount. The remaining increase was attributable to outside services of $0.2 million due to the costs of compliance associated with being a publicly traded company and a $0.1 million increase in miscellaneous expenses.

General and administrative expenses increased $8.6 million, or 49%, for the nine months ended December 31, 2015 compared to the same period of 2014. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $6.4 million, driven by an increase in headcount. The remaining increase was attributable to outside services of $2.2 million due to the costs of compliance associated with being a publicly traded company.

Other Income (Expense), Net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Other income (expense), net	$(25)	$(388)	$363	-94%	$205	$(213)	$418	-196%

Other income (expense), net decreased $0.3 million, or 94%, and $0.4 million, or 196%, for the three and nine months ended December 31, 2015, respectively, compared with the same periods of 2014. These net decreases were primarily the result of increases in interest income.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2015	2014
	(in thousands)
Cash provided by (used in) operating activities	$2,786	$(13,429)
Cash used in investing activities	(46,687)	(56,771)
Cash provided by financing activities	10,545	218,487

Net increase (decrease) in cash and cash equivalents	$(33,356)	$148,287

To date, we have financed our operations primarily through sales of equity securities. Since our inception, we have completed several rounds of equity financing through the sale of shares of our Series A through Series F convertible preferred stock for total cash proceeds to us of $193.2 million. In December 2014, we completed our IPO, resulting in aggregate proceeds of approximately $123.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid offering expenses of approximately $3.1 million. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Operating Activities

During the nine months ended December 31, 2015, cash provided by operating activities was $2.8 million as a result of a net loss of $48.3 million, adjusted by non-cash charges of $28.5 million and a change of $22.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $28.8 million increase in deferred revenue as a result of increased sales of subscriptions, a $4.1 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $0.9 million increase in accounts payable. This was partially offset by a $10.0 million increase in accounts receivable due to increased sales of subscriptions and a $1.3 million increase in prepaid expenses and other assets.

During the nine months ended December 31, 2014, operating activities used $13.4 million in cash as a result of a net loss of $35.3 million, adjusted by non-cash charges of $13.9 million and a change of $8.0 million in our operating assets and liabilities. Non-cash charges were primarily the result of $7.6 million in stock-based compensation expense and $6.1 million in depreciation and amortization expense. The change in our operating assets and liabilities was primarily the result of a $13.3 million increase in deferred revenue as a result of increased sales of subscriptions plans, a $2.9 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $0.8 million increase in deferred rent. This was partially offset by a $6.8 million increase in accounts receivable due to increased sales of subscriptions, a $1.4 million increase in prepaid expenses and other assets, and a $0.8 million decrease in accounts payable.

Investing Activities

Cash used in investing activities during the nine months ended December 31, 2015 was $46.7 million, primarily as a result of purchases of short-term investments of $80.0 million, purchases of property and equipment of $8.1 million, cash paid for acquisition, net of cash acquired, of $5.5 million, increases in capitalization of software development costs of $5.3 million, and an increase in restricted cash of $3.4 million. This was partially offset by proceeds from the maturity and sales of short-term investments of $55.7 million.

Cash used in investing activities during the nine months ended December 31, 2014 was $56.8 million, primarily as a result of purchases of short-term investments of $37.2 million, purchases of property and equipment of $10.6 million, increases in capitalization of software development costs of $6.7 million, and payments of $2.3 million for the acquisition of Ducksboard, net of cash acquired.

Financing Activities

Cash provided by financing activities during the nine months ended December 31, 2015 was $10.5 million, which was the result of proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2015 as compared to the critical accounting policies and estimates described in our Annual Report, except for the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Please refer to Part I, Item 1, Note 1: “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for additional details of the adoption and impact of this standard update.

Recently Issued Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The standard will be effective for us in the fiscal year beginning April 1, 2016; early adoption is permitted. The standard may be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard will be effective for us in the fiscal year beginning April 1, 2016; early adoption is permitted. We are currently evaluating the impact of this new standard on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. We early adopted this accounting standard update, on a prospective basis, during the third quarter of fiscal year 2016. All deferred tax assets and liabilities, as of December 31, 2015, have been classified as non-current in the accompanying Condensed Consolidated Balance Sheets and the notes thereto. The adoption during the quarter resulted in a $0.9 million decrease in current deferred tax liabilities and a $0.9 million increase to non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our subscription agreements are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements for the three and nine months ended December 31, 2015.

Interest Rate Risk

We had cash and cash equivalents of $71.9 million as of December 31, 2015, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.

We had short-term investments of $119.1 million as of December 31, 2015, consisting of corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Changes in Internal Control over Financial Reporting. There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2015. We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks disclosed in Part I, Item 1A of our Annual Report.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *

We have incurred net losses in each fiscal period since our inception, including net losses of $18.4 million and $15.9 million in the three months ended December 31, 2015 and 2014, respectively, and $48.3 million and $35.3 million in the nine months ended December 31, 2015 and 2014, respectively. We had an accumulated deficit of $179.9 million at December 31, 2015. We expect to continue to expend substantial financial and other resources on, among other things:

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

These investments may not result in increased revenue or growth of our business. We expect that our revenue growth rate will continue to decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and to achieve and sustain profitability. If we fail to achieve and sustain profitability, our operating results and business would be harmed.

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

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *

Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the nine months ended December 31, 2015, sales and marketing expenses represented 72% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically had success selling our products to small and medium-sized businesses and we have only within the last couple years focused on selling our products to larger organizations. We have expanded and are continuing to expand our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful continuing to attract and maintain these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and medium-sized businesses as customers. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the Data Protection Directive (the “Directive”) established in the European Union and data protection legislation of the individual member states subject to the Directive. In accordance with the Directive, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personal data by data controllers in the EU or U.S. companies doing business in Europe from the EEA to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. In light of the ECJ opinion in Case C-362/14, we have begun to undertake efforts to conform transfers of personal data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. Despite this, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly or uncertain and therefore decide not to do business with us. Although we process some personal data relating to our customer’s employees who log in and use our services (including first and last name and email address), our customers, who are the “data controllers” under the Directive, determine whether or not personal data of their end-users, or data subjects, is processed using our services. We do not have visibility into what a customer may process through the services, including whether or not the data processed includes personal data. Therefore, we rely on our customers to ensure that the services are used lawfully and responsibly if they elect to process personal data using our services. We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us from the EEA are conformed to current regulatory obligations, the guidance of data protection authorities, and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the EEA, which may involve substantial expense and distraction from other aspects of our business. The Directive may be replaced in time with the pending European General Data Protection Regulation, which may impose additional obligations and risk upon our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. We publicly post documentation regarding our practices concerning the processing, use and disclosure of personal data. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our practices.

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

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

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

The market for application performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	software performance providers such as AppDynamics, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc., CA, Inc., Riverbed Technology, Inc., and SAP SE; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., Google Inc., and Webtrends Inc.

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

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed. *

Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, Chris Cook resigned from his position as our President effective October 1, 2015 and from his position as our Chief Operating Officer effective January 4, 2016. The loss of one or more of our remaining executive officers, especially our Chief Executive Officer, Lewis Cirne, and our President, Hilarie Koplow-McAdams, or the failure by our executive team to manage our business and operations through this transition and effectively work with our employees and lead our company could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products.

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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2015, we had two pending patent applications and no issued patents. Despite our pending patent applications, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations. *

As of December 31, 2015, we had U.S. federal and state net operating losses of approximately $189.7 million and $85.5 million, respectively, which may be utilized against future income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $40.13 to $29.66 through December 31, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline. *

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. The holders of up to an aggregate of approximately 25.0 million shares of our common stock as of December 31, 2015 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements.

Our directors and officers and their respective affiliated entities beneficially own in the aggregate a majority of our outstanding voting stock and are able to exert significant control over matters subject to stockholder approval. *

As of December 31, 2015, our directors and officers and their respective affiliated entities beneficially owned in the aggregate approximately 54.0% of our outstanding voting stock, including 22.3% held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine any matter that would require majority stockholder approval. For example, these stockholders may be able to control elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In October 2015, we issued 51,825 shares of our common stock to 21 accredited investors as part of the consideration for our October 2014 acquisition of Ducksboard and 211,195 shares of our common stock to 20 accredited investors as part of the consideration for our October 2015 acquisition of Opsmatic. We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Regulation S promulgated under the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about our company.

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

Date: February 4, 2016
	By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description if Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014

10.1+	Separation Agreement between the Registrant and Chris Cook, dated December 21, 2015.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.