Form 10-K
period 2016-03-31
NEW RELIC, INC.
filed 2016-05-26
CIK 1448056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on September 30, 2015 as reported by the New York Stock Exchange on such date, was approximately $811,947,727. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of May 13, 2016, there were 50,060,926 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and convince our existing customers to renew subscriptions;

•	the evolution of technologies affecting our products and markets;

•	our ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;

•	our ability to successfully penetrate enterprise markets;

•	our ability to successfully expand in our existing markets and into new markets, including international markets;

•	the attraction and retention of key personnel;

•	our ability to effectively manage our growth and future expenses;

•	our ability to maintain, protect, and enhance our intellectual property;

•	worldwide economic conditions and their impact on spending; and

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.

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

PART I

Item 1. Business

Overview

We are defining a new category of enterprise software we call Software Analytics. Our cloud-based platform and suite of products, which we call the New Relic Software Analytics Cloud, enables organizations to collect, store, and analyze massive amounts of software data in real time so they can better understand their application performance, improve customer experience, and achieve business success. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, realize benefits and results. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users. IT operations teams can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. For each of these audiences — software developers, IT operations, and business users—we aim to be the first, best place to look to understand their digital business. As of March 31, 2016, we had 13,518 paid business accounts, 5,887 paid business accounts with annual recurring revenue over $5,000, and annualized revenue per average paid business account of $15,761. A single customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries.

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

Several fundamental technology and business trends are enabling Software Analytics today. As software has become increasingly critical, it contains more of the data that organizations need to make key decisions. As cloud computing and software-as-a-service, or SaaS, replace on-premise architectures, more data is being generated and analyzed. Software developers are rapidly increasing in stature and influence within organizations, and able to shape IT trends such as cloud adoption. New technologies have been developed to enable greater storage and faster analysis of massive quantities of data with greater speed and flexibility.

In light of these trends, we saw the opportunity for Software Analytics to empower technology and business users to make use of this underutilized software data. We provide customers with our software code, called agents, to add to their applications and infrastructure quickly and easily. These intelligent agents enable our users to identify vast amounts of data they would like to have sent to our cloud-based, big data database. Our database stores and organizes the data that we receive from our users for analysis through a simple dashboard interface that users can easily configure to monitor their key metrics and quickly make queries using simple phrases. Our intuitive and frictionless product design results in users being able to quickly receive analysis of their data. With this visibility, developers and operations teams can significantly improve the quality of their digital initiatives, and business and technology users can get real-time insights about their business.

Our New Relic Software Analytics Cloud is made up of an integrated suite of products, a big data database, and an open platform. All of our products have a simple user interface, and require minimal training or integration. Our products for technology users focus on software performance management and monitoring and include New Relic APM (Application Performance Management), New Relic Mobile, New Relic Servers, New Relic Browser, and New Relic Synthetics. Built into the core of our technology platform, New Relic Insights provides big data analytics to both business and technology users that enable them to easily extract actionable information from the massive quantities of data flowing through their software. In addition to these products, we offer key platform capabilities in the form of New Relic Alerts and New Relic Plugins. New Relic Alerts offers policy management that delivers alerts across our entire suite of products. New Relic Plugins offers a plugin architecture including application programming interfaces, or APIs, and software development kits, or SDKs, for customers and partners to embed and extend our solution into their products. Today, there are hundreds of plugins to extend our functionality to other applications and infrastructures including Amazon Web Services, Microsoft Azure, MongoDB, and Oracle mySQL.

Our go-to-market strategy centers on creating a frictionless experience for our customers, enabling them to quickly see results and share their insights broadly across their company. We combine grassroots user adoption with both low-touch and high-touch sales approaches. Our products are easy to download and use, which allowed us to build a large base of users and smaller organizations before we even began to grow and develop our enterprise sales organization. Over time, users within larger organizations began to grow our footprint within their companies, as they often purchase our products for a specific use case and subsequently expand their use of our products. This has led many of our top customers to develop into accounts with hundreds of users across multiple roles, each accessing a common set of data through the New Relic Software Analytics Cloud to answer questions about their digital business. We continue to build our direct enterprise sales and support operation in order to better market to and support larger organizations, which represent a growing portion of our revenue.

We have achieved rapid customer adoption, high customer retention, and significant growth since our founding. For our fiscal years ended March 31, 2016, 2015, and 2014, our revenue was $181.3 million, $110.4 million, and $63.2 million, respectively, representing year-over-year growth of 64% from the fiscal year ended March 31, 2015 to the fiscal year ended March 31, 2016, and 75% from the fiscal year ended March 31, 2014 to the fiscal year ended March 31, 2015. We had net losses of $67.5 million, $50.1 million, and $40.2 million for our fiscal years ended March 31, 2016, 2015, and 2014, respectively.

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

Our Solution

We have developed the New Relic Software Analytics Cloud suite of products, big data database, and open platform to help technology and business users make real-time, data-driven decisions to improve business and IT performance. In addition, developers and operations teams can build better software, build it faster, and keep it running optimally for better end-user experiences. Our solution enables users to collect, store, and analyze vast quantities of data flowing through and about their software.

We currently offer an integrated suite of products and platform capabilities that we continue to enhance and expand:

•	New Relic APM: Application performance management

•	New Relic Mobile: Mobile application performance management

•	New Relic Servers: Server monitoring for cloud and data centers

•	New Relic Browser: End-user experience monitoring and performance monitoring

•	New Relic Synthetics: Software testing through simulated usage

•	New Relic Insights: Real-time big data analytics for business managers

•	New Relic Alerts: Policy management that delivers alerts across our entire suite of products

•	New Relic Plugins: Plugins to extend the functionality of our products into other applications

This suite of products and platform capabilities use a common infrastructure to enable customers to:

•	Collect. Our intelligent agents are software code that developers and operations teams easily deploy into their applications and related IT infrastructure, including physical and virtual servers, browsers, and mobile devices. These agents configure automatically to their particular IT environment and collect and send event and performance data that is defined by the customer securely to our proprietary cloud database. The agents typically send this information once a minute, and are designed to cause minimal latency on the application.

•	Store. Data received from the agents deployed by our customers is stored in our highly secure and scalable cloud-based, big data database. Our database has been crafted so that our customers do not need to build or maintain their own big data solution for Software Analytics. We optimized this database to store data as well as handle the analytics and queries that we believe are important to drive decision making. Customers can easily define which data they want to collect and store for analysis.

•	Analyze. Our simple and intuitive user interface consists of a dashboard of graphical charts for key performance indicators, which are easily configurable and enable deep drill-down and root cause analysis. Our New Relic Insights product includes two ways for technical and non-technical users to drill down into their data, diagnose problems, and make more informed decisions. New Relic Insights offers a visual Data Explorer that enables a user to understand data attributes, and drill down on graphs and attributes utilizing an intuitive point-and-click interface. New Relic Insights also offers a field for queries utilizing the New Relic Query Language, or NRQL, similar to the commonly used Structured Query Language, or SQL. Users can type a simple query into the NRQL field and receive the answer in a range of visual and graphical formats. We also provide a feature within New Relic Insights called Data Apps that enables users to create and publish a set of customer-curated dashboards, along with an optional search field, for use by non-technical business users.

Key Elements of Our Solution

•	SaaS-Based Delivery Model. We designed our products based on cloud architecture and a SaaS delivery model. We are able to provide frequent updates to our software enabling us to continuously improve it to reflect technology developments. This delivers a wide range of technology and financial benefits over on-premise architectures, including potential faster time to market, accelerated return on investment, and lower total cost of ownership.

•	Scalable, Flexible Cloud Architecture. Our customers can collectively analyze billions of data points every second. Because we built our technology with a multi-tenant cloud architecture, customers can leverage its scale to rapidly run queries and get answers—without having to build their own expensive infrastructure.

•	Flexibility to Manage Cloud, Hybrid, and On-Premise Architectures. In addition to modern cloud architectures, our SaaS solution can manage hybrid cloud and heterogeneous architectures, including on-premise software. Users are able to rapidly deploy our agents globally across their IT environment.

•	Built for Modern Software. We support a broad range of software development languages and frameworks from the widely used Java and .NET, to more modern languages such as Ruby, PHP, Python, and Node.js, as well as mobile operating systems including iOS and Android. Our agents are easily embedded into applications built using all of these languages, without the need for customized coding.

•	Mobile Enabled. We provide a native mobile version of our Software Analytics products with nearly all functionality accessible and usable through mobile devices. Our products are designed to anticipate and handle the complexity of mobile architectures, such as mobile carrier performance and user location.

•	Big Data Database and Analytics. Our proprietary, cloud-based database leverages modern big data technologies, including in-memory storage and distributed clustering techniques, which enable our users to collect and store billions of events and data points each day. Our database structure allows customers to easily build dashboards or make queries to deliver real-time insights.

•	Easy and Intuitive. We design our products to be simple, intuitive, and user-friendly. Users are able to learn, deploy, and begin using our products with minimal or no training, often within a few minutes. This is important for developers and operations teams who do not need to do extra coding or configuration to use our products. It is also important for business and technical users who can leverage our products to augment their existing knowledge of applications and infrastructure.

•	Low Total Cost of Ownership. We price our products on a subscription basis, with flexible pricing plans so each customer is only paying for the products and usage they are consuming. Our customers do not need to invest in additional hardware, infrastructure, or services to utilize our products.

•	Integrated Suite. Our suite currently consists of six products and two platform capabilities that are integrated, share a common design and user interface, and access the same cloud-based database structure. Users can move seamlessly among different analytic categories and use cases for their software data. Users are able to easily add additional products to extend their ability to obtain insights from their same or new portions of their software data.

•	Extensible Platform. We provide APIs and SDKs for customers, partners, and developers to easily build applications that integrate with and embed our product functionality into other applications. Today, there are hundreds of plugins developed internally or by third parties making it even easier to embed our products into specific use cases. This enables our users to tailor our products to specific use cases and industries beyond the programming languages, frameworks, and operating systems that we support.

•	Enterprise Grade Security. Our products are designed to be secure. By default, our software data transmissions are encrypted in transit and stored in our secure tier 3 SSAE-16 certified data center. We also perform an annual SOC-2 type 2 audit. In addition, our management tools provide administrators with highly granular security controls including user provisioning, access, and privileges.

Benefits of Our Solution

•	Software Developers. Software developers can use our products to monitor a broad range of traditional and modern development languages and frameworks. With our products, they can better monitor software performance to continuously improve it as well as fix and prevent problems. Developers can build better software, build it faster, and keep it running optimally for better end-user experiences.

•	IT Operations Users. Technology users can easily deploy our products across their IT architectures to monitor overall health and performance. They can more rapidly identify problems, isolate root causes, and address problems. Our analytics tools also enable them to prevent future issues.

•	Business Users. Business users can use our products to obtain deep real-time analytics about their business. They are able to access, interact, and analyze various dimensions of massive amounts of application, customer experience, and business data to drive business outcomes when traditional on-premise solutions have struggled to keep up with the scale and variety of data. Business users are also able to easily configure their graphical dashboards of key performance indicators, or quickly make queries, without needing to wait for a data scientist to design a new report or program a new query.

Limitations of Existing Solutions

A number of legacy and emerging companies provide products to collect and analyze software data for business and technology managers. However, these suffer from a range of limitations including:

•	Difficult and Time-Consuming. Existing solutions typically require developers and technology and business users to undergo upfront and ongoing user training to learn. The solutions are often customized and provisioned over the course of several months through the central IT function. Any changes to the collection, storage, or analyses of data needs to go through the IT group or specialized data scientists.

•	High Total Cost of Ownership. The majority of existing products has been deployed on-premise, requiring substantial upfront investments in IT infrastructure and extensive implementation, customization, maintenance, and training costs. Organizations often choose not to deploy these products, or postpone implementations of upgraded versions, due to concerns relating to the substantial costs involved.

•	On-Premise Architectures. Solutions built for legacy, on-premise architectures are highly customized, expensive to purchase and operate, and require frequent upgrades and maintenance. In addition, they are fundamentally unable to adapt to cloud architectures and SaaS models. They typically rely on systems to collect, store, and analyze data which are highly specific to the particular customer’s software applications and environment at a point in time. For example, the agents for collecting data need to be highly customized and typically involve significant latency to send data.

•	Support Limited to Legacy Software. Developers using new languages and frameworks to build modern software need solutions that understand them. Most legacy solutions were built to understand COBOL, C++, Java, and .NET. However, modern languages and frameworks such as Ruby, PHP, Python, and Node.js represent a large and growing proportion of applications and websites. Companies of all sizes, from start-ups to the largest enterprises, require an APM solution that can monitor both legacy and modern applications.

•	Lack of Support for Mobile Devices and Applications. Legacy solutions were typically designed for business or technology users sitting at their desktop. Today’s users increasingly expect and need to be able to do their jobs outside their office, wherever and whenever they want, on a variety of mobile devices. In addition, both legacy applications running on mobile devices and native mobile applications involved different architectures and are very difficult to be managed by systems designed to work on-premise.

•	Lack of Big Data and Analytics. Existing solutions typically use structured transactional data, representing a small and shrinking portion of software data. This significantly limited the types, timeliness, and flexibility of analyses they could support. Big data analytics are typically cost prohibitive for all but the largest organizations.

•	Fragmented Point Solutions. Existing solutions were built for a wide range of specific use cases which had to be business or technology critical, such as traditional application performance management, CRM or ERP analytics, or clickstream analysis. These products addressed limited use cases and were not integrated with other applications, forcing businesses to select and integrate solutions from a variety of vendors, resulting in siloed analytics.

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

Big Data Database and Analytics

Our cloud-based, big data database can store and prepare massive amounts of data for rapid analysis and flexible querying. Our New Relic Insights application, which utilizes a flexible and schema-less database architecture optimized for event data, allows seamless storage of new data types including data collected by agents and through our APIs, does not require indexing, and runs in a super-cluster with massive amounts of computing resources to query billions of events in real-time.

We provide a “single pane of glass” view into all of our applications with diagnostic capabilities including transaction details, database details, error details, topology maps, code deployment reports, and service level reports. Our user interfaces were built internally using modern web and mobile technologies, including HTML5 and JavaScript to deliver interactive and actionable data visualization such as charts and graphs that continuously refresh to provide real-time visibility. Users can interact with New Relic Insights through an easy-to-use, point and click Data Explorer or by using NRQL, which is a modified version of SQL, a language with which developers and many business analysts are already familiar. Users also have the choice of electing to integrate data received from the intelligent software agents they deploy and stored by us into other analytics applications and user interfaces of their choice.

Our Products and Platform Capabilities

We offer multiple tiers of our products to service customers of all sizes. At one end, our Lite version is offered at no charge to users and has basic functionality, 24-hour retention of data, and community support. At the other end, our paid Enterprise version includes the highest level of product functionality, our highest levels of support, a dedicated technical account manager, and defined service levels.

The New Relic Software Analytics Cloud is an integrated suite of SaaS-based products, built on top of a common technology platform.

The New Relic Software Analytics Cloud is comprised of the following products:

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

New Relic Servers

New Relic Servers, which is currently included with New Relic APM, provides visibility into server and operating system performance for physical and virtual servers, including servers that are deployed on-premise or in the cloud, by analyzing key metrics which include CPU usage, physical memory, network activity, and disk I/O utilization and capacity. Other elements of New Relic Servers include:

•	360° Performance Monitoring. In combination with New Relic APM, New Relic Servers provides end-to-end visibility into how server resources and utilization levels impact the applications being run.

•	Cross-Functional Collaboration. New Relic Servers enables greater cross-functional cooperation among software developers, IT operations, quality assurance, and other typical IT departments within companies. By presenting server performance with application performance in a shared user interface, New Relic Servers enables these departments to collaborate better in identifying and addressing underlying performance issues.

•	Visibility into Modern Architectures. New Relic Servers delivers visibility to developers and IT operations into new and emerging infrastructure technologies, including Docker containers and Amazon EC2, providing a more complete view of the health and performance of an application.

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

New Relic Synthetics

New Relic Synthetics simulates usage and reproduces business-critical functionality that enables our users to test their software throughout the entire development life cycle. Users benefit from enhanced visibility, availability, and reliability of their software without depending on interactions from real users. Other elements of New Relic Synthetics include:

•	Standards-Based. New Relic Synthetics uses open standards, including the open source scripting language Selenium, to make it easy to quickly get started and automate tests.

•	Deep Integration. New Relic Synthetics is integrated into our product suite, including New Relic APM, New Relic Browser, and New Relic Insights.

•	Global Test Locations. Users can select what region they want their test scripts to run from, giving them visibility into the regional performance of their web application.

•	Private Locations. Users can also run test scripts on their own systems, offering even more choice for users to test the performance of their applications from around the globe.

•	Preemptive Visibility. Users can resolve issues with business-critical transactions before end-users experience them.

New Relic Insights

New Relic Insights enables technology and business users to perform real-time analysis in order to make faster, data-driven decisions about their organizations.

New Relic Insights is both a standalone product and an integrated platform feature. We have expanded the New Relic Insights offering into our New Relic Software Analytics Cloud by including eight days of event data retention with paid subscriptions of our New Relic APM, New Relic Browser, and New Relic Mobile products.

Users can query their data in either a curated or ad hoc fashion. For predictable queries that provide visibility into application performance, we offer a curated experience directly within New Relic APM, New Relic Browser and New Relic Mobile. And, to perform ad hoc, deeper investigations into an issue, we enable users to uncover the root cause through the New Relic Insights product interface.

Other elements of New Relic Insights include:

•	Iterative Business Intelligence and Analytics. New Relic Insights is built on a proprietary event database, which is our purpose-built event database that runs in a cloud-hosted, highly distributed super-cluster. The database was built to query billions of data points in less than a second, enabling users to perform ad-hoc analytics of business data in real time through a point and click Data Explorer or through a NRQL query. It collects and stores this data from software sources including our New Relic Browser, New Relic Synthetics, New Relic APM and New Relic Mobile products.

•	New Relic Query Language. We developed NRQL as a SQL-like query language optimized for real-time analytics. Users with experience with SQL can use NRQL immediately. The language is also easy to learn for non-technical users and users with no SQL experience. NRQL has autocomplete capabilities that assist users by providing proper syntax as they type, suggesting built-in analytics functions, and can list the attributes and event types available for querying.

•	Data Visualizations and Dashboards. New Relic Insights produces intuitive data visualizations with every query, with pre-built charts and graphs to make the analysis easier to understand and share. Dashboards automatically update and refresh in real-time by continuously executing NRQL queries. New Relic Insights also includes a feature called Data Apps that enables users to create and publish a set of customer-curated dashboards, along with an optional search field, for use by non-technical business users.

The New Relic Software Analytics Cloud also features the following platform capabilities:

New Relic Alerts

New Relic Alerts is a centralized notification system that delivers alerts from across the products in the New Relic Software Analytics Cloud. It allows users to manage alert policies and alert conditions, so that they receive early notification to identify potential performance issues and take action. Other elements of New Relic Alerts include:

•	Integration with Tools. New Relic Alerts is designed to integrate easily with communication and collaboration applications like PagerDuty, Campfire, HipChat, and Slack, so that software teams can quickly understand when critical issues arise and take action.

•	Centralized UI. New Relic Alerts provides a dedicated user interface for alert configuration and incident management across New Relic products.

New Relic Plugins

New Relic Plugins, which is currently included with New Relic APM, provides customers, partners, and third-party developers with APIs and SDKs to build plugins that extend our functionality and data into almost any application or IT environment. For example, while our focus is on supporting modern programming languages and frameworks with our agents, some customers and developers have built plugins to address custom or legacy on-premise applications and architectures. In addition, plugins can also extend the functionality and data from other applications and sources into our databases. The New Relic Plugin Central offers hundreds of easily downloadable plugins to users. Other elements include:

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

Employees

As of March 31, 2016, we had 936 employees, including temporary employees. We also engage consultants. None of our employees is covered by collective bargaining agreements and we consider our relations with our employees to be good.

Operations

We host our applications and serve all our customers from a data center located in Chicago, Illinois and, to a lesser extent, a combination of cloud hosting providers. We utilize third parties to manage our infrastructure at our Chicago data center. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.

Research and Development

Our research and development organization is responsible for the design, development, and testing of all aspects of the New Relic Software Analytics Cloud suite of products and platform capabilities. We invest heavily in these efforts to continuously improve, innovate, and add new features to our solutions.

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

As of March 31, 2016, we had 247 employees in our research and development organization. Our research and development expenses were $46.4 million, $24.0 million, and $16.5 million for the fiscal years ended March 31, 2016, 2015, and 2014, respectively.

Sales and Marketing

Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2016, we had 422 employees in our sales and marketing organization.

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

Customer Support

Our products and platform capabilities are designed to minimize the need for customer support, as users can easily download, install, and deploy our software agents without needing support. However, as we increase our customer account base with larger enterprises, these customers typically expect and require more support and accountability. We offer a range of customer support options with multiple levels of support. These include free community support, email support, and phone support, up to our enterprise customer support organization that provides dedicated customer success representatives, onsite support, with global capabilities and is available at all hours of the day.

Partnerships and Strategic Relationships

We have built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. We also have developed partnerships with several cloud providers including Amazon Web Services, Microsoft Azure, Rackspace, and others where we collaborate to ensure our products and platform capabilities work well on applications running on their clouds. These providers offer access to our products and platform capabilities through links on their websites, refer developers and other potential users to us, and expand our marketing reach. We also have a partnership with Salesforce.com where developers using the Salesforce1 development platform can easily deploy our products and platform capabilities into their applications.

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the applications and the programing languages used to develop applications, devices, operating systems, and technology landscape result in evolving customer requirements.

Our competitors fall into four primary categories:

•	software performance providers such as AppDynamics, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc., CA, Inc., Riverbed Technology, Inc., and SAP SE; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., Google Inc., and Webtrends Inc.

The principal competitive factors in our market include:

•	product features, architecture, reliability, security, performance, effectiveness, and supported environments;

•	product extensibility and ability to integrate with other technology infrastructures;

•	software analytics expertise;

•	ease of use of products and platform capabilities;

•	total cost of ownership;

•	adherence to industry standards and certifications;

•	strength of sales and marketing efforts;

•	brand awareness and reputation; and

•	focus on customer success.

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

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2016, we had four patent applications pending and two trademark registrations for “New Relic” in the United States, as well as one trademark registration and five trademark applications for “New Relic” outside of the United States.

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

We have incurred net losses in each fiscal period since our inception, including net losses of $67.5 million, $50.1 million, and $40.2 million in the fiscal years ended March 31, 2016, 2015 and 2014, respectively. At March 31, 2016, we had an accumulated deficit of $199.1 million. We expect to continue to expend substantial financial and other resources on, among other things:

•	sales and marketing, including expanding our direct sales organization and marketing programs, particularly for larger customers;

•	investments in our research and development team, and the development of new products, capabilities, features, and functionality;

•	expansion of our operations and infrastructure, both domestically and internationally;

•	hiring of additional employees; and

•	general administration, including legal, accounting, and other expenses related to being a public company.

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

We were founded in 2007 and launched our first commercial product in 2008. This limited operating history limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future products and platform capabilities, competition from other companies, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new products and platform capabilities, determining prices and pricing structures for our products and platform capabilities, unforeseen expenses, and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results and our business could suffer.

We have experienced significant growth in recent periods and expect our growth to continue. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

We have experienced significant growth in our customer adoption and have expanded and intend to continue to significantly expand our operations, including our domestic and international employee headcount. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure.

To manage this growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

•	effectively attracting, training, and integrating a large number of new employees, particularly members of our sales and marketing teams and employees and consultants in jurisdictions outside of the United States;

•	further improving our key business systems, processes, and information technology infrastructure, including our and third-party hosted data centers, to support our business needs;

•	enhancing our information, training, and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and our customers; and

•	improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

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

In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. The large majority of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period. Subscription periods are most often one year in length, but in recent fiscal years we have secured an increased percentage of multi-year commitments with respect to new paid business accounts. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. Some of our customers have elected not to renew their agreements with us and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions have the right to cancel their agreements prior to the termination of the subscription term.

Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers’ spending levels generally. These factors may also increase to the extent our customer base continues to grow to encompass larger enterprises.

If we are not able to develop enhancements to our products, increase adoption and usage of our products, and introduce new products and capabilities that achieve market acceptance, our business could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The success of any enhancement or new products depends on several factors, including timely completion, adequate quality testing, introduction, and market acceptance. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. If we are unable to successfully enhance our existing products to meet customer requirements, increase adoption and usage of our products, or develop new products, our business and operating results will be harmed.

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

We have limited experience with respect to determining the optimal prices and pricing structures for our products.

We expect that we may need to change our pricing model from time to time, including as a result of global economic conditions, reductions in our customers’ spending levels generally or changes in how computing infrastructure is broadly consumed. In addition, as we introduce new products or services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products. Similarly, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products to larger organizations, these larger organizations may demand substantial price concessions. As a result, in the future we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business.

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products.

Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the fiscal year ended March 31, 2016, sales and marketing expenses represented 72% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically had success selling our products to small and medium-sized businesses and we have only within the last couple years focused on selling our products to larger organizations. We have expanded and are continuing to expand our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful continuing to attract and maintain these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and medium-sized businesses as customers. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.

If we are unable to continue to increase the sales of our solutions to large enterprises while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

Our growth strategy is dependent, in part, upon the continued increase of sales to large enterprises. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. Large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment. In addition, our ability to improve our sales of products to large enterprises is dependent on us continuing to attract and retain sales personnel with experience in selling to large organizations. Also, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to continue to increase sales of our products to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

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

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. In late 2015, the European Court of Justice deemed the U.S.-E.U. Safe Harbor invalid, removing that mechanism from those available to ensure adequate protection for personal data transfers from the E.U. to the U.S. under the current Data Protection Directive, or the Directive. In the past, we relied on adherence to the U.S.-E.U. Safe Harbor Frameworks to enable transfer of personal data to us by our E.U. customers, acting as data controllers. Although we process some personal data relating to our customer’s employees who log in and use our service (including first name, last name, and email address), our customers determine whether or not personal data of their end users, or data subjects, is processed using our services. We, as a data processor, do not control or monitor the types of data that a customer sends to our services; we rely on customers to ensure their collection complies with applicable laws, guidelines, regulations, and frameworks. If a customer does not comply, we may incur costs from governmental investigation or other liability. In light of these recent developments in the EU, we have begun efforts to conform transfers of personal data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. Despite this, we may be unsuccessful in establishing conforming means of transferring such data from the European Economic Area, or EEA, including due to ongoing legislative activity, which may alter the current data protection landscape. For example, the General Data Protection Regulation, or GDPR, will replace the Directive. The GDPR contains numerous requirements and changes, including heightened requirements for “consent,” more robust, comprehensive data protection compliance programs by companies, and retention of a data protection officer if the company performs certain types of data processing. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the EU in the EEA, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs, requirements, or preferences, our products may become less competitive.

The software industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing products and platform capabilities that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that are able to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.

Our platform must also integrate with a variety of network, hardware, mobile, and software platforms, and technologies, and we need to continuously modify and enhance our products and platform capabilities to adapt to changes and innovation in these technologies. If developers widely adopt new software platforms, we would have to develop new versions of our products and platform capabilities to work with those new platforms. This development effort may require significant engineering, marketing, and sales resources, all of which would affect our business and operating results. Any failure of our products and platform capabilities to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

We are dependent upon lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sales opportunities, our ability to grow our revenue will be adversely affected.

We are dependent upon lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that we are unable to successfully attract paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

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

Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, and significantly greater resources than we do, and have the operating flexibility to bundle competing products and services with other software offerings at little or no perceived incremental cost, including offering them at a lower price as part of a larger sale. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our products. Our current and potential competitors may develop and market new technologies with comparable functionality to our products and platform capabilities, and this could lead to us having to decrease prices in order to remain competitive.

With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial of service attacks, or other security related incidents. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and platform capabilities become more complex and our user traffic increases. If our products and platform capabilities are unavailable or if our users are unable to access our products and platform capabilities within a reasonable amount of time or at all, our business would be negatively affected. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

In addition, we currently serve our customers from a third-party data center hosting facility located in Chicago, Illinois and, to a lesser extent, a combination of cloud hosting providers. The continuous availability of our products and platform capabilities depends on the operations of our Chicago data center, on our cloud hosting providers, on a variety of network service providers, on third-party vendors, and on our own site operations staff. We depend on our third-party facility provider’s ability to protect our Chicago data center facility against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. If there are any lapses of service or damage to the facility, we could experience lengthy interruptions in our products and platform capabilities as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers not to renew their subscriptions, any of which could harm our business.

Defects or disruptions in our products and platform capabilities could diminish demand, harm our financial results, and subject us to liability.

Our customers use our products and platform capabilities for important aspects of their businesses, and any errors, defects, or disruptions to our products and platform capabilities or other performance problems with our products and platform capabilities could hurt our brand and reputation and may damage our customers’ businesses. We provide regular product updates, which may contain undetected errors when first introduced or released. In the past, we have discovered software errors, failures, vulnerabilities, and bugs in our products and platform capabilities after they have been released and new errors in our existing products and platform capabilities may be detected in the future. Real or perceived errors, failures, or bugs in our products and platform capabilities could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for the any losses that may result from claims arising from defects or disruptions in our products and platform capabilities. As a result, we could lose future sales and our reputation and our brand could be harmed.

Our ongoing and planned investments in data center hosting facilities are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results.

We have made and will continue to make substantial investments in new equipment to support growth at our Chicago data center hosting facility, provide enhanced levels of products and platform capabilities to our customers, and reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. We have also invested in a combination of cloud hosting providers to serve our customers for certain portions of our service. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

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

Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, Lewis Cirne, and our President, Hilarie Koplow-McAdams, or the failure by our executive team to effectively work with our employees and lead our company could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.

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

We have in the past and may in the future seek to acquire or invest in businesses, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any acquisition may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any acquisitions we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. See Part I, Item 3 “Legal Proceedings.” In the future, we may receive claims that our products, platform capabilities, and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and platform capabilities, or require that we comply with other unfavorable terms.

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

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2016, we had four pending patent applications and no issued patents. Despite our pending patent applications, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and platform capabilities, impair the functionality of our products and platform capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

We use open source software in our products and platform capabilities and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer or discontinue our products and platform capabilities or incur additional costs. We cannot be certain that we have not incorporated open source software in our products and platform capabilities in a manner that is inconsistent with our policies.

We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscriptions or face contract terminations, which could adversely affect our revenue.

Some of our customer agreements provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our products and platform capabilities, we may be contractually obligated to provide these customers with service credits or refunds for prepaid amounts related to unused subscriptions, or we could face contract terminations. Our revenue could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenue, and operating results.

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

We provide software that enables third-party software developers to build plugins that integrate with our products and platform capabilities. We operate a community website for sharing these third-party plugins. This presents certain risks to our business, including:

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

We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities that may arise, including the need to develop new products and platform capabilities or enhance our existing products and platform capabilities, enhance our operating infrastructure, possible acquisitions of complementary businesses and technologies, a decline in the level of subscriptions for our products, or other unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.

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

As of March 31, 2016, we had U.S. federal and state net operating losses of approximately $215.6 million and $114.3 million, respectively, which may be utilized against future income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. The revenue growth and potential profitability of our business depends on demand for software applications and products generally, and application performance monitoring and our other Software Analytics offerings specifically. In addition, our revenue is dependent on the number of users of our products and the degree of adoption of such users with respect to our Software Analytics products and platform capabilities. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees and have engaged outside consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $40.13 to $20.39 through March 31, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products and platform capabilities, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	changes in our board of directors or management;

•	sales of shares of our common stock by us, our officers, directors, or other stockholders;

•	lawsuits filed or threatened against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements.

Our directors and officers and their respective affiliated entities beneficially own in the aggregate 47.7% of our outstanding voting stock and are able to exert significant control over matters subject to stockholder approval.

As of March 31, 2016, our directors and officers and their respective affiliated entities beneficially owned in the aggregate approximately 47.7% of our outstanding voting stock, including 21.9% beneficially held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to exert significant control in connection with elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	provide that our board of directors is divided into three classes, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•	require the approval of our board of directors or the holders of at least seventy-five percent (75%) of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in San Francisco, California and consists of approximately 73,591 square feet of space under a lease that expires in July 2020. In addition to our headquarters, we lease approximately 14,067 square feet of additional office space in San Francisco, which will expand to an additional approximately 42,201 square feet on June 1, 2016, under a lease that expires in October 2023. Our San Francisco offices include sales, marketing, business operations, and executive offices. In addition to our San Francisco offices, we lease space in Portland, Oregon as our primary research and development office under a lease that expires in June 2023. We also lease space in Dublin, Ireland for our European headquarters, which includes sales, customer support and business operations, and Barcelona, Spain, where we conduct additional research and development operations.

We do not own any real property and we lease or otherwise rent all of our facilities. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

On November 5, 2012, CA, Inc. filed an action against us in the U.S. District Court for the Eastern District of New York alleging that we willfully infringe certain of its U.S. patents. CA, Inc. asserts that a portion of our application performance management software—the .NET and Java agents—infringes certain claims of those patents. Among other things, CA, Inc. has sought permanent injunctive relief against us and damages in an amount to be determined at trial. Specifically, CA, Inc. alleges in the complaint that we willfully infringe certain CA, Inc. United States Patents, including U.S. Patent Nos. 7,225,361 B2, or the ’361 patent, 7,512,935 B1, or the ’935 patent, and 7,797,580 B2, or the ’580 patent. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. On April 8, 2015, the court granted CA, Inc.’s partial summary judgment motion seeking to estop New Relic from contesting the validity of the ’361 and ’580 patents. On September 28, 2015, the court granted New Relic’s partial summary judgment motion as to non-infringement of the ’935 patent by the Java and .NET agents, and denied summary judgment as to invalidity of the ’935 patent. Following the court’s summary judgment rulings, the only remaining claims for infringement in this litigation are CA, Inc.’s assertions that the Java agent infringes asserted claims of the ’361 and ’580 patents. A trial date is not currently set.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “NEWR” on December 12, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for trading days during the periods indicated:

Fiscal Year Ended March 31, 2015	High	Low
Third Quarter (beginning December 12, 2014)	$37.00	$30.00
Fourth Quarter	$38.65	$29.66

Fiscal Year Ended March 31, 2016	High	Low
First Quarter	$35.97	$30.26
Second Quarter	$39.99	$30.56
Third Quarter	$40.13	$33.17
Fourth Quarter	$36.23	$20.39

Holders of Record

As of May 13, 2016, there were 132 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds from Registered Securities

On December 17, 2014, we closed our initial public offering, or IPO, of 5,750,000 shares of our common stock, including 750,000 shares of common stock from the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $23.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-200078), which was declared effective by the SEC on December 11, 2014.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of New Relic, Inc. under the Securities Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 12, 2014, the date our common stock began trading on the NYSE, and its relative performance is tracked through March 31, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return

Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

	Base Period 12/12/14
		12/31/14	1/31/15	2/28/15	3/31/15	4/30/15	5/31/15	6/30/15	7/31/15	8/31/15	9/30/15	10/31/15	11/30/15	12/31/15	1/31/16	2/29/16	3/31/16
New Relic, Inc.	$100.00	$102.50	$91.38	$101.38	$102.09	$95.59	$96.29	$103.53	$102.38	$95.79	$112.12	$116.65	$110.65	$107.18	$83.02	$78.32	$76.73
S&P 500	$100.00	$102.83	$99.63	$105.10	$103.27	$104.15	$105.25	$103.04	$105.07	$98.49	$95.89	$103.85	$103.90	$102.08	$96.90	$96.50	$102.87
S&P Composite 1500 Information Technology	$100.00	$102.37	$98.55	$106.26	$103.12	$105.07	$107.43	$102.95	$105.46	$99.28	$98.19	$108.49	$109.27	$106.51	$101.10	$99.89	$108.77

Issuer Purchases of Equity Securities

No shares of our common stock were repurchased during the three months ended March 31, 2016.

Item 6. Selected Financial Data

We have derived the selected consolidated statements of operations data for the fiscal years ended March 31, 2016, 2015, and 2014, and the consolidated balance sheet data as of March 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2013 and 2012 and the consolidated balance sheet data as of March 31, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$181,309	$110,391	$63,174	$29,664	$11,663
Cost of revenue (1)	37,183	21,802	10,780	5,078	1,904

Gross profit	144,126	88,589	52,394	24,586	9,759
Operating expenses:
Research and development (1)	46,394	24,024	16,496	8,565	4,300
Sales and marketing (1)	129,677	89,162	58,156	28,365	10,748
General and administrative (1)	35,693	25,319	17,178	10,053	2,180

Total operating expenses	211,764	138,505	91,830	46,983	17,228

Loss from operations	(67,638)	(49,916)	(39,436)	(22,397)	(7,469)
Other income (expense):
Interest income	647	176	16	9	2
Interest expense	(68)	(104)	(64)	(48)	(10)
Other expense, net	(126)	(390)	(741)	(105)	(65)

Loss before income taxes	(67,185)	(50,234)	(40,225)	(22,541)	(7,542)
Income tax provision (benefit)	302	(85)	—	—	—

Net loss	$(67,487)	$(50,149)	$(40,225)	$(22,541)	$(7,542)

Net loss per share attributable to common stockholders, basic and diluted (2)	$(1.39)	$(1.98)	$(2.58)	$(1.49)	$(0.51)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted (2)	48,410	25,290	15,596	15,096	14,683

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$1,238	$591	$159	$212	$11
Research and development	6,659	2,055	1,425	1,620	126
Sales and marketing	9,258	5,108	1,373	2,060	143
General and administrative	6,113	3,912	3,263	4,794	323

Total stock-based compensation expense	$23,268	$11,666	$6,220	$8,686	$603

(2)	See note 12 of the notes to our consolidated financial statements for a description of how we compute net loss per share attributable to common stockholders, basic and diluted.

	As of March 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,914	$105,257	$19,453	$57,099
Short-term investments	125,414	95,503	—	—
Working capital	136,748	174,807	8,026	51,116
Total assets	294,444	264,711	55,208	76,907
Deferred revenue	74,723	29,309	10,359	4,970
Convertible preferred stock warrant liability	—	—	830	112
Total liabilities	101,211	49,841	23,956	12,229
Convertible preferred stock	—	—	95,917	95,917
Total stockholders’ equity (deficit)	193,233	214,870	(64,665)	(31,239)

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

Overview

We are defining a new category of enterprise software we call Software Analytics. Our cloud-based platform and suite of products, which we call the New Relic Software Analytics Cloud, enables organizations to collect, store, and analyze massive amounts of software data in real time so they can better understand their application performance, improve customer experience, and achieve business success. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, realize benefits and results. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users. IT operations teams can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. For each of these audiences—software developers, IT operations, and business users—we aim to be the first, best place to look to understand their digital business.

Since our formation in 2007, we have invested in building an integrated platform that enables organizations to collect, store, and analyze massive amounts of data from their software in real time. We launched our first product offering, New Relic APM (Application Performance Management), in 2008. Since then, we have broadened our product offerings to support a wide variety of programming languages and frameworks and have added a number of additional products and platform capabilities that now form the New Relic Software Analytics Cloud. In 2011, we released New Relic Servers to provide server monitoring for the cloud and data centers. In 2013, we released New Relic Mobile to support mobile by providing native mobile application performance management for the iOS and Android mobile operating systems. In 2014, we released New Relic Browser to improve browser-side performance, New Relic Synthetics to enable our users to test their software through simulated usage and New Relic Insights to leverage big data analytics. In December 2015, we expanded the New Relic Insights offering into our New Relic Software Analytics Cloud by including eight days of event data retention with paid subscriptions of our New Relic APM, New Relic Browser, and New Relic Mobile products.

We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. Most of our customers to date have been small to medium-sized organizations, and many of our customers to date have made purchasing decisions without interacting with our sales or other personnel. For larger organizations, our sales team focuses on leveraging users in existing accounts to broaden our footprint across the organization. While a majority of our revenue came from small to medium-sized organizations during the year ended March 31, 2016, we saw an increase in the proportion of our revenue that came from larger organizations, which we expect to continue to increase in future periods.

We offer access to the New Relic Software Analytics Cloud under subscription plans that also include service and support. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. We recognize revenue from subscription fees ratably over the service period. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time has been relatively low. In recent fiscal years we have secured an increased percentage of multi-year commitments, which has grown as we have sold more to larger organizations. Because we generally invoice many of these larger organizations less frequently, our deferred revenue has increased over time, and we expect it to continue to increase on a year over year basis. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.

We have grown rapidly in recent periods, with revenue for the year ended March 31, 2016, 2015, and 2014 of $181.3 million, $110.4 million, and $63.2 million, respectively, representing a 64% growth rate from 2015 to 2016 and a 75% growth from 2014 to 2015. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $67.5 million, $50.1 million, and $40.2 million for the years ended March 31, 2016, 2015, and 2014, respectively. Our accumulated deficit as of March 31, 2016 was $199.1 million.

Our employee headcount has increased to 936 employees as of March 31, 2016 from 661 as of March 31, 2015, and our number of paid business accounts increased to 13,518 from 11,910 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations.

Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA, Asia-Pacific, or APAC, and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 6%, respectively, of our revenue for the year ended March 31, 2016, and 19%, 8%, and 7%, respectively, of our revenue for the year ended March 31, 2015, and 17%, 7%, and 6%, respectively, of our revenue for the year ended March 31, 2014. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. At the same time, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. For instance, the European Union’s data protection landscape is currently unstable, resulting in possible significant operational costs and risk to our business with customers impacted by these requirements. Due to the uncertainty of interpretation and application of privacy and data protection laws, along with contractually imposed industry standards, these requirements may be interpreted and applied in a manner inconsistent with our current data management practices, which may, among other things, limit or decrease customer adoption and retention, expose us to additional liabilities in connection with compliance and related requirements, and harm our business and operating results.

To support the growth of our customer adoption, we also intend to increase our investment in our support organization and infrastructure. In addition, we plan to continue to invest in our research and development organization to enhance and further develop our products and platform capabilities. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of and in preparation for our expected increase in sales and expansion of our paid business accounts, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future.

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

Increasing the Number of Paid Business Accounts. Our future growth is dependent on our ability to increase the number of accounts that pay us to use our products. Many users experience our products with a free trial after which they have the option to purchase one or more of our subscription plans. We believe that we have a significant competitive advantage as our users experience the ease of installation and the full set of features that our products deliver during the free trial period.

Retention and Expansion within Paid Business Accounts. A key factor in our success is the retention and expansion of our subscription agreements with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase the number of subscriptions we sell to our current customers as they become more familiar with our products and adopt our products to address additional business use cases.

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

Key Operating Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:

Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $5,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. The following table summarizes the number of paid business accounts at each quarter end presented:

	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
Paid Business Accounts	13,518	13,126	12,840	12,440

As a subset of this metric, we believe that our number of paid business accounts with annual recurring revenue over $5,000 is one indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. The following table summarizes the number of paid business accounts with annual recurring revenue over $5,000 at each quarter end presented:

	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
Paid Business Accounts > $5,000	5,887	5,581	5,286	4,872

We had 5,887 paid business accounts with annual recurring revenue over $5,000 as of March 31, 2016, which was a 30.9% increase compared to 4,499 paid business accounts with annual recurring revenue over $5,000 as of March 31, 2015. We believe this increase reflects our continued focus of a greater proportion of our sales and marketing efforts on mid-market and enterprise customers, which would result in an increase to the value of larger paid business accounts. As with our total paid business accounts, we expect the rate at which we add paid business accounts with annual recurring revenue over $5,000 to decrease over time as a result of deeper penetration into the enterprise market.

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

Our annualized revenue per average paid business account for the quarter ended March 31, 2016 grew to $15,761, an increase of 36.8%, from $11,523 for the quarter ended March 31, 2015. We believe this increase reflects our continued focus on mid-market and enterprise customers, which we expect will result in our annualized revenue per average paid business account to continue to increase over the near term.

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

The following table summarizes our annualized dollar-based net expansion rate for each quarter:

	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
Annualized Dollar-Based Net Expansion Rate	139.7%	128.7%	121.3%	129.6%

The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain paid business accounts from larger subscription customers either significantly upgrade or significantly downgrade their subscriptions and by increased sales to existing customers in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of paid business accounts from larger enterprises versus small to medium-sized organizations will tend to increase our quarterly net expansion rate and a relative increase in the number or paid business accounts from small to medium-sized organizations versus larger enterprises will tend to decrease the quarterly net expansion rate, as smaller businesses tend to cancel subscriptions more frequently than larger enterprises. This rate is also impacted by factors including, but not limited to, new product introductions, promotional activity, mix of customer size, and the variable timing of renewals.

Our annualized dollar-based net expansion rate increased to 139.7% for the three-month period ending March 31, 2016 from 130.3% for the three-month period ending March 31, 2015. In the period ending March 31, 2016, we saw a higher than normal percentage of our incremental business come from installed base sales compared to the comparable period in the prior year.

Key Components of Results of Operations

Revenue

We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter periods. Historically most of our customers have been billed on a monthly basis. As a result, our deferred revenue has been relatively low. As we begin to sell more to larger organizations, we expect to invoice more of our customers on a less frequent basis, and therefore, we expect our deferred revenue to increase on a year over year basis.

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

We plan to continue to expand our business both domestically and internationally, and we expect to increase the size of our general and administrative function to support the growth of our business. We also expect that we will continue to incur additional general and administrative expenses as a result of being a publicly traded company. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses, such as litigation costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of the re-valuation of our convertible preferred stock warrant liability, interest income, interest expense, and foreign exchange gains and losses.

Results of Operations For Fiscal Years Ended March 31, 2016, 2015, and 2014

The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended March 31,
	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$181,309	$110,391	$63,174
Cost of revenue (1)	37,183	21,802	10,780

Gross profit	144,126	88,589	52,394

Operating expenses:
Research and development (1)	46,394	24,024	16,496
Sales and marketing (1)	129,677	89,162	58,156
General and administrative (1)	35,693	25,319	17,178

Total operating expenses	211,764	138,505	91,830

Loss from operations	(67,638)	(49,916)	(39,436)

Other income (expense):
Interest income	647	176	16
Interest expense	(68)	(104)	(64)
Other expense, net	(126)	(390)	(741)

Loss before income taxes	(67,185)	(50,234)	(40,225)
Income tax provision (benefit)	302	(85)	—

Net loss	$(67,487)	$(50,149)	$(40,225)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$1,238	$591	$159
Research and development	6,659	2,055	1,425
Sales and marketing	9,258	5,108	1,373
General and administrative	6,113	3,912	3,263

Total stock-based compensation expense	$23,268	$11,666	$6,220

	Year Ended March 31,
	2016	2015	2014
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue (1)	20	20	17

Gross profit	80	80	83

Operating expenses:
Research and development (1)	25	21	26
Sales and marketing (1)	72	81	92
General and administrative (1)	20	23	27

Total operating expenses	117	125	145

Loss from operations	(37)	(45)	(62)

Other income (expense):
Interest income	—	—	—
Interest expense	—	—	—
Other expense, net	—	—	(1)

Income tax provision (benefit)	(37)	(45)	(63)
Benefit from income taxes	—	—	—

Net loss	(37%)	(45%)	(63%)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2016	2015	2014
	(as a percentage of revenue)
Cost of revenue	1%	1%	—%
Research and development	4	2	2
Sales and marketing	5	5	2
General and administrative	3	4	5

Total stock-based compensation expense	13%	12%	9%

Revenue

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2016	2015	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
United States	$121,588	$73,416	$48,172	66%	$73,416	$43,903	$29,513	67%
EMEA	34,602	21,043	13,559	64%	21,043	10,824	10,219	94%
APAC	14,118	8,732	5,386	62%	8,732	4,574	4,158	91%
Other	11,001	7,200	3,801	53%	7,200	3,873	3,327	86%

Total revenue	$181,309	$110,391	$70,918	64%	$110,391	$63,174	$47,217	75%

Revenue increased $70.9 million, or 64%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The increase was primarily due to an increase in product adoption by existing paid business accounts, and to a lesser extent from an increase in number of paid business accounts. The number of paid business accounts increased to 13,518 at March 31, 2016 from 11,910 at March 31, 2015. Our revenue from EMEA increased $13.6 million, or 64%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015, and our revenue from APAC increased $5.4 million, or 62%, in the fiscal year ended

March 31, 2016 compared to the fiscal year ended March 31, 2015, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Revenue increased $47.2 million, or 75%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The increase was a result of an increase in the number of paid business accounts, which increased to 11,910 at March 31, 2015 from 9,117 at March 31, 2014, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $10.2 million, or 94%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014, and our revenue from APAC increased $4.2 million, or 91%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Cost of Revenue

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2016	2015	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Cost of Revenue	$37,183	$21,802	$15,381	71%	$21,802	$10,780	$11,022	102%

Cost of revenue increased $15.4 million, or 71%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, as well as an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $5.3 million, driven by higher headcount, and hosting-related costs, payment processing fees, software costs, depreciation expense, and amortization expense increased by $10.1 million, primarily due to increased operating costs to support revenue growth.

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

Research and Development

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2016	2015	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$46,394	$24,024	$22,370	93%	$24,024	$16,496	$7,528	46%

Research and development expenses increased $22.4 million, or 93%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The increase was primarily a result of an increase in personnel-related costs of $19.5 million driven by an increase in headcount and an increase of $2.9 million in spending on outside services, software subscription expenses, and other miscellaneous expenses.

Research and development expenses increased $7.5 million, or 46%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The increase was primarily a result of an increase of $6.2 million in personnel-related costs, driven by higher headcount, a $0.6 million increase in spending on outside services, and a $0.7 million increase in depreciation expense.

Sales and Marketing

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2016	2015	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$129,677	$89,162	$40,515	45%	$89,162	$58,156	$31,006	53%

Sales and marketing expenses increased $40.5 million, or 45%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The increase was primarily a result of an increase of personnel-related costs of $29.8 million and travel expenses of $2.5 million, driven by higher headcount and an increase of sales commissions due to revenue growth. Additionally, the increase was also due in part to the growth in our marketing programs of $4.6 million from tradeshows and sponsorships which are related to our marketing efforts to expand brand awareness. The remaining increase was due to an increase in consultant expenses of $1.8 million, an increase in software subscription expenses of $1.6 million, and an increase in other miscellaneous expenses of $0.2 million.

Sales and marketing expenses increased $31.0 million, or 53%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The increase was primarily a result of an increase of personnel-related costs of $24.9 million, driven by higher headcount and an increase of sales commissions due to revenue growth, and an increase of $2.8 million in advertising and marketing programs. The remaining increase was due to an increase in consultant fees of $0.5 million, an increase in travel expenses of $1.3 million, and an increase in other miscellaneous expenses of $1.5 million.

General and Administrative

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2016	2015	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$35,693	$25,319	$10,374	41%	$25,319	$17,178	$8,141	47%

General and administrative expenses increased $10.4 million, or 41%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The increase was primarily a result of an increase in personnel-related costs of $8.5 million, driven by an increase in headcount, and a $1.0 million increase related to outside services due to the costs of compliance associated with being a publicly traded company. The remaining increase is primarily related to an increase of $0.8 million in software subscription expense.

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

Other Income (Expense), Net

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2016	2015	Amount	%	2015	2014	Amount	%
	(dollars in thousands)
Other income (expense), net	$453	$(318)	$771	242%	$(318)	$(789)	$471	(60%)

Other income, net increased $0.8 million, or 242%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The increase was primarily a result of an increase in interest income.

Other expense, net decreased $0.5 million, or 60%, in the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014. The decrease was primarily a result of the change in the fair value of our convertible preferred stock warrants and increase in interest income.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended March 31, 2016, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full fiscal year or any future period.

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
	(in thousands)
Revenue	$52,492	$47,744	$42,928	$38,145	$33,388	$29,029	$25,361	$22,613
Cost of revenue (1)	10,621	9,744	8,952	7,866	6,801	5,940	5,029	4,032

Gross profit	41,871	38,000	33,976	30,279	26,587	23,089	20,332	18,581

Operating expenses:
Research and development (1)	15,009	12,015	10,616	8,754	7,366	6,410	5,336	4,912
Sales and marketing (1)	36,476	35,153	29,365	28,683	26,067	25,460	19,019	18,616
General and administrative (1)	9,679	9,070	8,960	7,984	7,846	6,864	5,249	5,360

Total operating expenses	61,164	56,238	48,941	45,421	41,279	38,734	29,604	28,888

Loss from operations	(19,293)	(18,238)	(14,965)	(15,142)	(14,692)	(15,645)	(9,272)	(10,307)

Other income (expense):
Interest income	199	158	149	141	117	47	7	5
Interest expense	(21)	(20)	(13)	(14)	(21)	(54)	(14)	(15)
Other income (expense), net	70	(163)	(31)	(2)	(210)	(381)	67	134

Loss before income taxes	(19,045)	(18,263)	(14,860)	(15,017)	(14,806)	(16,033)	(9,212)	(10,183)
Income tax provision (benefit)	149	92	(41)	102	19	(104)	—	—

Net loss	$(19,194)	$(18,355)	$(14,819)	$(15,119)	$(14,825)	$(15,929)	$(9,212)	$(10,183)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
	(in thousands)
Cost of revenue	$345	$333	$309	$251	$231	$166	$101	$93
Research and development	2,436	1,684	1,501	1,038	877	721	255	202
Sales and marketing	2,624	2,588	2,070	1,976	1,730	1,474	1,055	849
General and administrative	1,260	1,751	1,708	1,394	1,236	1,065	824	787

Total stock-based compensation expense	$6,665	$6,356	$5,588	$4,659	$4,074	$3,426	$2,235	$1,931

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)	20	20	21	21	20	20	20	18

Gross profit	80	80	79	79	80	80	80	82

Operating expenses:
Research and development (1)	29	25	25	23	22	22	21	22
Sales and marketing (1)	70	74	68	75	78	88	75	82
General and administrative (1)	18	19	21	21	23	24	21	24

Total operating expenses	117	118	114	119	123	134	117	128

Operating loss	(37)	(38)	(35)	(40)	(43)	(54)	(37)	(46)

Other income (expense):
Interest income	—	—	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—	—	—
Other income (expense), net	—	—	—	—	(1)	(1)	—	1

Loss before income taxes	(37)	(38)	(35)	(40)	(44)	(55)	(37)	(45)
Income tax provision (benefit)	—	—	—	—	—	—	—	—

Net loss	(37%)	(38%)	(35%)	(40%)	(44%)	(55%)	(37%)	(45%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%	1%	1%	1%	—%
Research and development	5	3	3	3	2	2	1	1
Sales and marketing	5	5	5	5	5	5	4	4
General and administrative	2	4	4	3	4	4	3	4

Total stock-based compensation expense	13%	13%	13%	12%	12%	12%	9%	9%

Quarterly Revenue Trends

Our quarterly revenue increased sequentially for each period presented, primarily due to sales of new subscriptions to our products and expanding use of our products by our existing customers. We cannot assure you that this pattern of sequential growth in revenue will continue. In future periods, as our rate of revenue growth declines, seasonality in our revenue may become more apparent.

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

Liquidity and Capital Resources

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used in) operating activities	$4,006	$(13,621)	$(20,713)
Cash used in investing activities	(58,051)	(118,680)	(17,227)
Cash provided by financing activities	14,702	218,105	294

Net increase (decrease) in cash and cash equivalents	$(39,343)	$85,804	$(37,646)

To date, we have financed our operations primarily through sales of equity securities. Since our inception, we have completed several rounds of equity financing through the sale of shares of our Series A through Series F convertible preferred stock for total cash proceeds to us of approximately $193.2 million. In December 2014, we completed our IPO, resulting in aggregate proceeds of approximately $123.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid offering expenses of approximately $3.1 million. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Operating Activities

During the fiscal year ended March 31, 2016, cash provided by operating activities was $4.0 million as a result of a net loss of $67.5 million, adjusted by non-cash charges of $40.8 million and a change of $30.7 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $45.4 million increase in deferred revenue as a result of increased sales of subscriptions and a $7.2 million increase in accrued compensation and benefits and other liabilities due to increased headcount. This was partially offset by a $19.5 million increase in accounts receivable due to increased sales of subscriptions, a $1.8 million increase in prepaid expenses and other assets, and a $0.8 million decrease in accounts payable.

During the fiscal year ended March 31, 2015, operating activities used $13.6 million in cash as a result of a net loss of $50.1 million, adjusted by non-cash charges of $21.2 million and a change of $15.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $18.9 million increase in deferred revenue as a result of increased sales of subscriptions, a $1.0 million increase in accounts payable due to increased expenditures, a $4.8 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $1.0 million increase in deferred rent due to new office leases. This was partially offset by an $8.6 million increase in accounts receivable due to increased sales of subscriptions and a $1.4 million increase in prepaid expenses and other assets.

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

Investing Activities

Cash used in investing activities during the fiscal year ended March 31, 2016 was $58.1 million, primarily as a result of purchases of short-term investments of $111.0 million, purchases of property and equipment of $11.7 million, increases in capitalization of software development costs of $6.7 million, payments of $5.5 million for the acquisition of Opsmatic, Inc., net of cash acquired, and an increase in restricted cash of $3.5 million. These were offset by proceeds from the maturity of short-term investments of $80.4 million.

Cash used in investing activities during the fiscal year ended March 31, 2015 was $118.7 million, primarily as a result of purchases of short-term investments of $114.5 million, purchases of property and equipment of $12.6 million, increases in capitalization of software development costs of $9.0 million, and payments of $2.3 million for the acquisition of Ducksboard, net of cash acquired. These were offset partially by proceeds from the sale of short-term investments of $15.0 million, maturity of short-term investments of $3.8 million, and decreases to restricted cash of $1.0 million.

Cash used in investing activities during the fiscal year ended March 31, 2014 was $17.2 million, primarily as a result of increases in capital expenditures to purchase property and equipment to support additional office space and site operations, increases in capitalization of software development costs, and increases to restricted cash in relation to new office space.

Financing Activities

Cash provided by financing activities during the fiscal year ended March 31, 2016 was $14.7 million, which was the result of proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

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

Contractual Obligations and Commitments

Our principal contractual commitments primarily consist of obligations under leases for office space. As of March 31, 2016, the future non-cancelable minimum payments under these obligations, and our future non-cancelable minimum payments under our other contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Operating lease obligations	$62,859	$8,448	$20,713	$18,359	$15,339
Purchase obligations	11,948	6,002	5,492	225	229

Total	$74,807	$14,450	$26,205	$18,584	$15,568

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP. In the preparation of these consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We generate revenue from subscription-based arrangements that allow our customers to access our products. Our sales agreements have contract terms typically for one year.

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

Stock-Based Compensation Expense

We measure and recognize compensation expense related to stock-based transactions, including employee and non-employee director stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, and the employee stock purchase plan, or ESPP, in our financial statements based on the fair value of the awards granted. We estimate the fair value of each option award on the grant date using the Black-Scholes option-pricing model and a single option award approach. The fair value of RSUs and RSAs is based on the closing price of our common stock as reported on the New York Stock Exchange. We recognize stock-based compensation expense, net of forfeitures, over the requisite service periods of the awards, which is generally four years.

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

We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option-pricing formula. Our ESPP typically provides for consecutive six-month offering periods and we use our peer group volatility data in the valuation of ESPP shares. We recognize such compensation expense on a straight-line basis over the requisite service period.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Warrants

Warrants to purchase shares of our convertible preferred stock were classified as a liability on our consolidated balance sheets at fair value. The fair value of the warrants was estimated using an option-valuation model at each reporting date. The change in fair value of the warrants was then recorded on our consolidated statements of operations as other expense. We used management judgment to estimate the fair value of these warrants.

The fair value of the warrants was recorded as a warrant liability upon issuance. Changes in the fair value of the warrant liability were reflected in other expense, net. Upon completion of our IPO, our preferred stock warrant liability was re-measured to fair value and any remaining liability was reclassified into stockholders’ equity.

During the years ended March 31, 2015 and 2014, we recognized charges in the amount of $82,000 and $0.7 million, respectively, from the remeasurement of the fair value of the warrants, which we recorded as other expense in our consolidated statements of operations. No expense was recorded for the year ended March 31, 2016 because no remeasurement was required subsequent to the reclassification to stockholders’ equity.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of assets and liabilities, and are measured using the tax rates that will be in effect when the differences are expected to reverse. Future tax benefits are recognized to the extent that realization of such benefits is considered to be more likely than not. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. We have considered our future anticipated market growth, historical and forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate along with prudent, feasible and permissible tax planning strategies in determining the extent to which our deferred tax assets may be realizable. Projections inherently include a level of uncertainty that could result in lower or higher than expected future taxable income. When we determine that the deferred tax assets for which there is currently a valuation allowance would be realized in the future, the related valuation allowance will be reduced and a benefit to operations will be recorded. Conversely, if we were to make a determination that we will not be able to realize a portion of our net deferred tax assets in the future (using the “more likely than not” criteria), we would record an adjustment to our valuation allowance and a charge to operations in the period in which such determination is made.

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. If interest and penalties related to unrecognized tax benefits were incurred, such amounts would be included in our provision for income taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective in the fiscal year beginning April 1, 2018; early adoption is permitted for the fiscal year beginning April 1, 2017. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective in the fiscal year beginning April 1, 2016. We do not believe that this standard will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The standard is effective in the fiscal year beginning April 1, 2016. The standard may be applied on either a prospective or retrospective basis. We do not believe that this standard will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard is effective in the fiscal year beginning April 1, 2016. We do not believe that this standard will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. We early adopted this accounting standard update, on a prospective basis, during the third quarter of fiscal year 2016. All deferred tax assets and liabilities, as of March 31, 2016, have been classified as noncurrent in the accompanying Consolidated Balance Sheets and the notes thereto. The adoption during the current fiscal year resulted in a $0.9 million decrease in current deferred tax liabilities and a $0.9 million increase to non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard will be effective in the fiscal year beginning April 1, 2019; early adoption is permitted. The amendments require a modified retrospective approach with optional practical expedients. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard will be effective in the fiscal year beginning April 1, 2017; early adoption is permitted. We are currently evaluating the effect the standard will have on our consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents of $65.9 million as of March 31, 2016, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.

We had short-term investments of $125.4 million as of March 31, 2016, consisting of corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 8. Financial Statements and Supplementary Data

NEW RELIC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

New Relic, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Relic, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 26, 2016

NEW RELIC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$65,914	$105,257
Short-term investments	125,414	95,503
Accounts receivable, net of allowance for doubtful accounts of $664 and $282, respectively	32,514	13,813
Prepaid expenses and other current assets	6,109	4,299

Total current assets	229,951	218,872
Property and equipment, net	40,147	35,397
Restricted cash	8,115	4,623
Goodwill	11,828	2,053
Intangible assets, net	3,661	2,300
Other assets, non-current	742	1,466

Total assets	$294,444	$264,711

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,450	$4,969
Accrued compensation and benefits	11,631	6,288
Other current liabilities	4,725	3,623
Deferred revenue	72,397	29,185

Total current liabilities	93,203	44,065
Deferred rent, non-current	4,658	4,638
Deferred revenue, non-current	2,326	124
Other liabilities, non-current	1,024	1,014

Total liabilities	101,211	49,841

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2016 and March 31, 2015; 50,241 shares and 47,377 shares issued at March 31, 2016 and March 31, 2015; and 49,981 shares and 47,117 shares outstanding at March 31, 2016 and March 31, 2015;	50	47
Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	392,511	346,671
Accumulated other comprehensive income	22	15
Accumulated deficit	(199,087)	(131,600)

Total stockholders’ equity	193,233	214,870

Total liabilities and stockholders’ equity	$294,444	$264,711

See notes to consolidated financial statements.

NEW RELIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Revenue	$181,309	$110,391	$63,174
Cost of revenue	37,183	21,802	10,780

Gross profit	144,126	88,589	52,394
Operating expenses:
Research and development	46,394	24,024	16,496
Sales and marketing	129,677	89,162	58,156
General and administrative	35,693	25,319	17,178

Total operating expenses	211,764	138,505	91,830

Loss from operations	(67,638)	(49,916)	(39,436)
Other income (expense):
Interest income	647	176	16
Interest expense	(68)	(104)	(64)
Other expense, net	(126)	(390)	(741)

Loss before income taxes	(67,185)	(50,234)	(40,225)
Income tax provision (benefit)	302	(85)	—

Net loss	$(67,487)	$(50,149)	$(40,225)

Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(1.98)	$(2.58)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	48,410	25,290	15,596

See notes to consolidated financial statements.

NEW RELIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended March 31,
	2016	2015	2014
Net loss	$(67,487)	$(50,149)	$(40,225)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	7	15	—

Comprehensive loss	$(67,480)	$(50,134)	$(40,225)

See notes to consolidated financial statements.

NEW RELIC, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

					Additional Paid-In Capital			Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock			Treasruy Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at March 31, 2013	21,357	$95,917	15,756	$16	$10,234	260	$(263)	$—	$(41,226)	$(31,239)
Issuance of common stock upon exercise of stock options	—	—	207	—	294	—	—	—	—	294
Issuance of restricted stock awards subject to vesting	—	—	100	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,505	—	—	—	—	6,505
Net loss	—	—	—	—	—	—	—	—	(40,225)	(40,225)

Balances at March 31, 2014	21,357	$95,917	16,063	$16	$17,033	260	$(263)	$—	$(81,451)	$(64,665)
Issuance of Series F convertible preferred stock—net of issuance cost of $2,757	3,456	97,243	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(24,813)	(193,160)	24,886	25	193,135	—	—	—	—	193,160
Reclassification of preferred stock warrant liabilities into additional paid-in capital	—	—	—	—	912	—	—	—	—	912
Issuance of common stock upon exercise of warrants	—	—	40	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering—net of offering costs of $3,069	—	—	5,750	6	119,918	—	—	—	—	119,924
Issuance of common stock for acquisition of Few Ducks, S.L.	—	—	108	—	1,627	—	—	—	—	1,627
Issuance of common stock for acquisition of Few Ducks, S.L.—Escrow Shares	—	—	—	—	188	—	—	—	—	188
Issuance of common stock upon exercise of stock options	—	—	490	—	1,209	—	—	—	—	1,209
Issuance of restricted stock awards subject to vesting	—	—	40	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12,649	—	—	—	—	12,649
Other comprehensive income, net	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(50,149)	(50,149)

Balances at March 31, 2015	—	$—	47,377	$47	$346,671	260	$(263)	$15	$(131,600)	$214,870

Issuance of common stock upon exercise of stock options	—	—	2,324	3	12,518	—	—	—	—	12,521
Issuance of common stock for vested restricted stock units	—	—	166	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan			111	—	2,243	—	—	—	—	2,243
Issuance of common stock related to acquisition of business	—	—	263	—	6,777	—	—	—	—	6,777
Stock-based compensation expense	—	—	—	—	24,302	—	—	—	—	24,302
Other comprehensive income, net	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(67,487)	(67,487)

Balances at March 31, 2016	—	$—	50,241	$50	$392,511	260	$(263)	$22	$(199,087)	$193,233

See notes to consolidated financial statements.

NEW RELIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss:	$(67,487)	$(50,149)	$(40,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,119	9,044	4,536
Stock-based compensation expense	23,268	11,666	6,220
Other	2,420	36	943
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	(19,456)	(8,565)	(3,036)
Prepaid expenses and other assets	(1,834)	(1,449)	(754)
Accounts payable	(774)	1,012	2,284
Accrued compensation and benefits and other liabilities	7,205	4,790	2,069
Deferred revenue	45,414	18,948	5,388
Deferred rent	131	1,046	1,862

Net cash provided by (used in) operating activities	4,006	(13,621)	(20,713)

Cash flows from investing activities:
Purchases of property and equipment	(11,732)	(12,628)	(9,758)
Down payment for property and equipment	—	—	(1,269)
Acquisition of business, net of cash acquired	(5,498)	(2,262)	—
Decrease (increase) in restricted cash	(3,492)	978	(1,001)
Purchases of short-term investments	(110,978)	(114,468)	—
Proceeds from sale and maturity of short-term investments	80,397	18,717	—
Capitalized software development costs	(6,748)	(9,017)	(5,199)

Net cash used in investing activities	(58,051)	(118,680)	(17,227)

Cash flows from financing activities:
Proceeds from issuances of preferred stock, net of issuance costs	—	97,243	—
Proceeds from initial public offering, net of issuance costs	—	119,924	—
Principal payments on debt	—	(271)	—
Proceeds from employee stock purchase plan	2,243	—	—
Proceeds from issuance of common stock	12,459	1,209	294

Net cash provided by financing activities	14,702	218,105	294

Net increase (decrease) in cash and cash equivalents	(39,343)	85,804	(37,646)
Cash and cash equivalents, beginning of period	105,257	19,453	57,099

Cash and cash equivalents, end of period	$65,914	$105,257	$19,453

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$169	$91	$52
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$6,777	$1,826	$—
Conversion and net exercise of preferred stock warrants	$—	$632	$—
Net exercise of preferred stock warrants in connection with the initial public offering	$—	$280	$—
Property and equipment purchased but not paid yet	$828	$464	$619
Accrued initial public offering costs	$—	$—	$237

See notes to consolidated financial statements.

NEW RELIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business—New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008. The Company is a software-as-a-service provider of software analytics products which allow users to monitor software performance and see how their software is being used with applications deployed in a cloud or in a data center. New Relic’s software analytics products and platform capabilities enable software developers, IT operations, and business users to better understand their digital business.

Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of New Relic and its wholly owned subsidiaries. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. All intercompany balances and transactions have been eliminated in consolidation. Subsequent events were evaluated through May 26, 2016, the date on which the consolidated financial statements were issued.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of the Company’s common stock and share-based awards, fair value of the preferred stock warrant liability, fair value of purchased intangible assets and goodwill, useful lives of purchased intangible assets, unrecognized tax benefits, and the capitalization and estimated useful life of the Company’s software development costs. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

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

Restricted Cash—The Company has an agreement to maintain cash balances at a financial institution as collateral for letters of credit relating to the Company’s property leases.

Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses and other-than-temporary impairments are reported within the statement of operations. For the periods presented, realized and unrealized gains and losses on investments were not significant. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2016 or March 31, 2015.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2016.

Property and Equipment—Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for employee-related computers and software, three years for other office equipment and site-related computer hardware, and five years for furniture. Leasehold improvements are amortized over the shorter of the lease-term or the estimated useful life of the related asset. Down payments for property and equipment are recorded at cost and included in other assets in the accompanying consolidated balance sheet. Once the corresponding property and equipment item has been received, it will be reclassified to property and equipment and amortized.

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

Deferred Revenue—Deferred revenue consists of billings or payments received in advance of revenue being recognized. The Company generally invoices its customers monthly, quarterly, or annually. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

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

Software Development Costs—The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to its software analytics tools that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company capitalized $7.7 million, $10.0 million, and $5.5 million in internal use software during the fiscal years ended March 31, 2016, 2015, and 2014, respectively. Included in the capitalized development costs were $1.0 million, $1.0 million, and $0.3 million of stock-based compensation costs for the fiscal years ended March 31, 2016, 2015, and 2014, respectively. Amortization expense totaled $6.7 million, $3.9 million, and $2.1 million during the fiscal years ended March 31, 2016, 2015, and 2014, respectively. The net book value of capitalized internal use software as of March 31, 2016 and 2015, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $12.6 million, respectively.

Commissions—Sales and marketing commissions are recognized as an expense at the time of the customer order. Substantially all of the effort by the sales and marketing organization is expended through the time of closing the sale.

Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $25.5 million, $25.1 million, and $22.4 million for the fiscal years ended March 31, 2016, 2015, and 2014, respectively.

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

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2016, the Company did not have any goodwill impairment.

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

The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for stock options and shares pursuant to the Company’s 2014 Employee Stock Purchase Plan, or ESPP. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company invests its excess cash in money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities with major financial institutions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. No customers represented more than 10% of the Company’s accounts receivable balance as of March 31, 2016, and one customer accounted for 12% of accounts receivable as of March 31, 2015. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2016, 2015, and 2014.

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

Net Loss Per Share Attributable to Common Stockholders—The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock, common stock reserved for issuance, restricted stock units, convertible preferred stock warrants, and shares issuable pursuant to the ESPP are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recent Accounting Pronouncements—In May 2014, the FASB issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for the Company in its fiscal year beginning April 1, 2018; early adoption is permitted for the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, as well as which transition method the Company intends to use.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for the Company in the fiscal year beginning April 1, 2016. The Company does not believe that this standard will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—ıInternal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The standard is effective for the Company in the fiscal year beginning April 1, 2016. The standard may be applied on either a prospective or retrospective basis. The Company does not believe that this standard will have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard is effective for the Company in the fiscal year beginning April 1, 2016. The Company does not believe that this standard will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this accounting standard update, on a prospective basis, during the third quarter of fiscal year 2016. All deferred tax assets and liabilities, as of March 31, 2016, have been classified as noncurrent in the accompanying Consolidated Balance Sheets and the notes thereto. The adoption during the current fiscal year resulted in a $0.9 million decrease in current deferred tax liabilities and a $0.9 million increase to non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard will be effective for the Company in the fiscal year beginning April 1, 2019; early adoption is permitted. The amendments require a modified retrospective approach with optional practical expedients. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company in the fiscal year beginning April 1, 2017; early adoption is permitted. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.

2.	Business Combination

Opsmatic, Inc.

In October 2015, the Company completed the acquisition of Opsmatic, Inc. (“Opsmatic”), a provider of live-state server configuration monitoring across dynamic cloud infrastructure, pursuant to which the Company acquired all of the capital stock of Opsmatic for $5.5 million in cash, up to 161,116 shares of the Company’s common stock, a portion of which are subject to forfeiture in the event of certain indemnification claims by the Company, and 12,008 restricted stock units (“RSUs”) with fair values of $39.15 per share, resulting in an aggregate purchase price of $12.3 million. Of the total purchase price, $2.5 million was allocated to acquired technology and an immaterial amount to net assets acquired, with the excess $9.8 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill. The Company also recognized transaction costs of approximately $0.4 million, which is included in general and administrative expense in its consolidated statements of operations for year ended March 31, 2016. The Opsmatic technology complements the Company’s existing server and infrastructure monitoring capabilities and has an estimated useful life of three years. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Opsmatic were not material to the Company’s consolidated financial statements in any period presented.

The acquisition also included an obligation to issue up to 98,115 shares of its common stock, with an aggregate grant date fair value of $3.8 million, to certain former employees of Opsmatic, contingent upon their continuous employment with the Company. As such, compensation expense will be recorded on a straight-line basis over the respective service period of 30 months. As of March 31, 2016, 50,079 of these shares were issued, all of which are subject to repurchase by the Company.

Few Ducks, S.L.

In October 2014, the Company closed the acquisition of Few Ducks, S.L., (“Ducksboard”), a provider of real-time dashboards for tracking business metrics from a broad set of application sources, pursuant to which the Company acquired all of the capital stock of Ducksboard for 121,493 shares of the Company’s common stock, all of which were issued upon the conclusion of the indemnity holdback period, and $2.3 million in cash resulting in an aggregate purchase price of $4.2 million. Of the total purchase price, $2.8 million was allocated to identifiable intangible assets and $0.7 million to net liabilities assumed, with the excess $2.1 million of the purchase price over the fair value of net tangible liabilities assumed and intangible assets acquired recorded as goodwill. The addition of the Ducksboard technology complements the Company’s visualization expertise and the Company believes it will readily expand the sources of data that are available to customers via the Company’s Software Analytics data cloud. The Company accounted for the acquisition of Ducksboard as a purchase of a business. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Ducksboard were not material to the Company’s consolidated financial statements in any period presented.

In connection with the acquisition, the Company also agreed to issue up to 128,507 shares of its common stock, with a grant date fair value of $1.9 million, to certain former employees of Ducksboard, contingent upon their continuous employment with the Company. From the date of acquisition, compensation expense is recorded straight-line over the respective service period of three years. As of March 31, 2016, 38,566 of these shares were issued.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and 2015 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$36,118	$—	$—	$36,118
Corporate notes and bonds	—	15,933	—	15,933
U.S. treasury securities	2,297	—	—	2,297
U.S. government agencies	—	107,184	—	107,184
Restricted cash—money market funds	8,115	—	—	8,115

Total	$46,530	$123,117	$—	$169,647

Included in cash and cash equivalents				$36,118

Included in short-term investments				$125,414

Included in restricted cash				$8,115

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$56,455	$—	$—	$56,455
Certificates of deposit	—	1,800	—	1,800
Commercial paper	—	30,288	—	30,288
Corporate notes and bonds	—	38,715	—	38,715
U.S. treasury securities	500	—	—	500
U.S. government agencies	—	33,199	—	33,199
Restricted cash—money market funds	4,623	—	—	4,623

Total	$61,578	$104,002	$—	$165,580

Included in cash and cash equivalents				$65,454

Included in short-term investments				$95,503

Included in restricted cash				$4,623

There were no transfers between fair value measurement levels during the fiscal year ended March 31, 2016.

Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s Series A and Series D convertible preferred stock were classified as other liabilities. The initial liability recorded was adjusted for changes in the fair values of the Company’s preferred stock warrants during each reporting period and was recorded as a component of other (expense) income, net in the statement of operations. During the fiscal years ended March 31, 2015 and 2014, the Company recognized charges in the amount of $82,000, and $0.7 million, respectively, which was recorded as other expense in the Company’s consolidated statements of operations.

Upon the closing of the Company’s IPO and the conversion of the underlying preferred stock to common stock, the Company’s warrants to purchase shares of Series A and Series D convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock. The aggregate fair value of these warrants upon the closing of the IPO was $0.9 million which was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and the Company ceased recording any further related periodic fair value adjustments. The Company estimated the fair values of these warrants using the Black-Scholes option-pricing model, based on the inputs for the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividend rates and expected volatility of the price of the underlying convertible preferred stock. These estimates were based on subjective assumptions.

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

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of March 31, 2016 and 2015 were not significant. As of March 31, 2016, and 2015, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2016 and 2015 (in thousands):

	March 31, 2016	March 31, 2015
Due in one year	$103,822	$53,287
Due in one to two years	21,592	42,216

Total	$125,414	$95,503

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2016	March 31, 2015
Computers, software, and equipment	$4,835	$2,985
Site operation equipment	14,793	6,383
Furniture and fixtures	917	868
Leasehold improvements	22,217	20,513
Capitalized software development costs	28,054	21,402

Total property and equipment	70,816	52,151
Less: accumulated depreciation and amortization	(30,669)	(16,754)

Total property and equipment, net	$40,147	$35,397

Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2016, 2015, and 2014 was $14.0 million, $8.5 million, and $4.5 million, respectively.

5.	Goodwill and Purchased Intangibles Assets

The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2016 are as follows (in thousands):

Goodwill as of March 31, 2015	$2,053
Goodwill acquired	9,775

Goodwill as of March 31, 2016	$11,828

Purchased intangible assets subject to amortization as of March 31, 2016 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(1,339)	$3,561
Customer relationships	100	(75)	25
Other intangible assets	300	(225)	75

	$5,300	$(1,639)	$3,661

Purchased intangible assets subject to amortization as of March 31, 2015 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,400	$(400)	$2,000
Customer relationships	100	(25)	75
Other intangible assets	300	(75)	225

	$2,800	$(500)	$2,300

Amortization expense of purchased intangible assets for the fiscal years ended March 31, 2016 and 2015 was $1.1 million and $0.5 million, respectively. No amortization expense was recorded for the fiscal year ended March 31, 2014.

Estimated future amortization expense as of March 31, 2016 is as follows (in thousands):

2017	$1,392
2018	1,580
2019	689

$3,661

6.	Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2016	2015
Deferred tax liability	$—	$913
Accrued liabilities	2,480	1,365
Accrued tax liabilities	787	345
Deferred rent	413	301
Other	1,045	699

Total other current liabilities	$4,725	$3,623

7.	Commitments and Contingencies

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

Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of March 31, 2016 and 2015, $5.1 million and $4.9 million, respectively, was recorded as deferred rent.

Rent expense, net of sublease income, for operating leases was $6.4 million, $5.2 million, and $4.7 million for the fiscal years ended March 31, 2016, 2015, and 2014, respectively. For the fiscal years ended March 31, 2016, 2015, and 2014, rent expense was offset by $31,000, $0.7 million, and $0.7 million of sublease income, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2016 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2017	$8,448
2018	10,256
2019	10,457
2020	10,746
2021	7,613
Thereafter	15,339

Total minimum future lease payments	$62,859

Future minimum sublease income under non-cancelable operating leases is $0.2 million for the fiscal year ending March 31, 2016.

Purchase Commitments—As of March 31, 2016 and 2015, the Company had purchase commitments of $11.9 million and $3.6 million, respectively, for specific contractual services.

Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.

On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of March 31, 2016. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of March 31, 2016.

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

In connection with these tender offers, the Company waived any rights of first refusal or other transfer restrictions applicable to such shares.

10.	Common Stock and Stockholders’ Equity

Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of March 31,
	2016	2015
Common stock options outstanding	7,050	9,422
RSUs outstanding	1,549	723
Common stock reserved for issuance in connection with acquisition	90	129
Available for future stock option and RSU grants	6,561	5,149
Available for future employee stock purchase plan awards	1,360	1,000

	16,610	16,423

Common stock authorized—Upon the completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the amount of common stock authorized for issuance from 55,000,000 to 100,000,000 common shares with a par value of $0.001 per share.

Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s ESPP, which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the year ended March 31, 2016, 111,150 shares of common stock were purchased under the ESPP and a total of $0.9 million of stock-based compensation expense was recorded. As of March 31, 2016, 1,360,019 shares of common stock were available for issuance under the ESPP.

2008 Equity Incentive Plan—The Company’s board of directors adopted the 2008 Equity Incentive Plan, or the 2008 Plan, in February 2008. The 2008 Plan was terminated in connection with the Company’s IPO, and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.

2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan, or the 2014 Plan, which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company board of directors. As of March 31, 2016, there were 6,560,777 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the fiscal year ended March 31, 2016 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—April 1, 2015	9,422	$10.08	7.9	$231,964	723	$23.87	3.5	$25,098
Stock options granted	685	32.17
RSUs granted					1,155	32.45
Stock options exercised	(2,324)	5.39		65,572
RSUs vested					(166)	25.17
Stock options canceled/forfeited	(733)	15.58
RSUs canceled/forfeited					(163)	27.71

Outstanding—March 31, 2016	7,050	$13.20	6.5	$95,326	1,549	$29.73	3.1	$40,387

Options vested and expected to vest— March 31, 2016	7,011	$13.12	6.5	$95,226
Options vested and exercisable— March 31, 2016	3,840	$7.82	5.1	$70,300
RSUs expected to vest—March 31, 2016					1,459	$29.57	3.1	$43,139

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2016, 2015, and 2014 was $14.41, $9.20, and $6.42, respectively. Intrinsic value of options exercised during the fiscal years ended March 31, 2016, 2015, and 2014 was $65.6 million, $8.7 million, and $2.1 million, respectively. The total fair value of RSUs vested during the fiscal year ended March 31, 2016 was $5.5 million. There were no RSUs vested during the fiscal years ended March 31, 2015 and 2014.

Aggregate intrinsic value for options and RSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2016 was $26.08.

Employee Stock Options and ESPP Valuation—The Company estimates the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted and ESPP shares to be issued during the fiscal years ended March 31, 2016, 2015, and 2014 were as follows:

Stock Options:
	Year Ended March 31,
	2016	2015	2014
Expected term (years)	6	5 - 6	5 - 6
Expected volatility	45 - 47%	45 - 51%	47 - 52%
Risk-free interest rate	1.39 - 1.93%	1.40 - 2.01%	0.74 - 1.87%
Dividend yield	—	—	—

ESPP:
	Year Ended March 31,
	2016	2015	2014
Expected term (years)	0.5	—	—
Expected volatility	35 - 54%	—	—
Risk-free interest rate	0.25 - 0.42%	—	—
Dividend yield	—	—	—

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

Restricted Stock Awards—During the fiscal years ended March 31, 2015 and 2014, the Company granted restricted stock awards covering an aggregate of 40,000 and 100,000 shares of common stock, respectively, to two board members that vest over four years, subject to the continued service relationship with the Company or become fully vested upon a change of control. The grant date fair value of the restricted stock awards was $0.7 million, or $16.93 per share, and $0.9 million, or $9.37 per share, for awards granted during the fiscal years ended March 31, 2015 and 2014, respectively. Stock-based compensation expense recognized related to these restricted stock awards was $0.4 million, $0.4 million, and $0.2 million for the fiscal years ended March 31, 2016, 2015, and 2014, respectively. The Company recognizes the expense using a straight-line basis over the requisite service periods of the award.

Stock Options Granted to Nonemployees—During the fiscal years ended March 31, 2016, 2015, and 2014, the Company granted 27,203 shares, 181,095 shares, and 7,000 shares, respectively, to nonemployee consultants and recorded stock-based compensation expense of $0.9 million, $0.8 million, $0.2 million, respectively.

Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $23.3 million, $11.7 million, and $6.2 million for the fiscal years ended March 31, 2016, 2015, and 2014, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Cost of revenue	$1,238	$591	$159
Research and development	6,659	2,055	1,425
Sales and marketing	9,258	5,108	1,373
General and administrative	6,113	3,912	3,263

Total stock-based compensation expense	$23,268	$11,666	$6,220

As of March 31, 2016, unrecognized stock-based compensation cost related to outstanding unvested stock options was $28.9 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of March 31, 2016, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $43.3 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

11.	Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Domestic	$(67,988)	$(50,031)	$(40,237)
Foreign	803	(203)	12

Total	$(67,185)	$(50,234)	$(40,225)

The components of the provision (benefit) for income taxes for the fiscal years ended March 31, 2016 and 2015 are as follows (in thousands):

	Year Ended March 31,
	2016	2015
Current Provision:
Federal	$—	$—
State	93	—
Foreign	345	334

Total current provision	438	334

Deferred Provision:
Federal	(7)	(8)
State	—	—
Foreign	(129)	(411)

Total deferred provision	(136)	(419)

Total income tax provision (benefit)	$302	$(85)

The Company did not record an income tax provision for the year ended March 31, 2014.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Year Ended March 31,
	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State taxes, net of federal benefits	2.4	1.5	1.7
Stock-based compensation	(1.5)	(4.5)	(4.9)
Research and development credit	3.5	1.8	1.9
Recognition of assets not previously recognized	2.9	—	—
Other	(0.3)	—	—
Valuation allowance	(41.4)	(32.6)	(32.7)

Effective tax rate	(0.5%)	0.2%	—%

As compared to year ending March 31, 2015, the effective tax rate differs primarily due to tax expense from expanding foreign operations, state taxes, and amortization of deferred charges.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of March 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$2,950	$2,345
Depreciation and amortization	1,677	1,290
Net operating loss carryforwards	62,909	38,837
Stock based compensation	4,645	3,312
Research and development credits	5,840	3,046

Gross deferred tax assets	78,021	48,830
Valuation allowance	(72,528)	(43,710)

Total deferred tax assets	5,493	5,120
Deferred tax liabilities:
Prepaids	(1,402)	(1,026)
Intangibles	(25)	(85)
Capitalized research and development	(4,103)	(4,088)

Total deferred tax liabilities	(5,440)	(5,199)

Total net deferred tax assets (liabilities)	$53	$(79)

The net deferred tax assets increased from the prior year primarily due to a reversal of deferred tax liabilities resulting from the acquisition of intangibles in Spain as well as increased deferred taxes from stock based compensation charges in the U.K.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing deferred tax assets. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $28.8 million and $16.9 million for the fiscal years ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company has U.S. federal and state net operating losses of approximately $215.6 million and $114.3 million, respectively, which expire beginning in the year 2028 and 2025, respectively. Of these amounts, $45.3 million and $4.0 million, respectively, represent federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The Company also has federal, California, and Oregon research and development credits of $5.9 million, $1.5 million, and $1.2 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California tax credit carryforwards do not expire. The Oregon tax credit carryforwards began to expire in 2014.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Code Section 382 (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before March 31, 2016. In this regard, the Company has determined that based on the timing of the ownership changes and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes appear to expire subject to such limitation.

The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. As of March 31, 2016, 2015, and 2014, the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries was approximately $0.9 million, $0.1 million, and $33,000.

The Company had unrecognized tax benefits of $3.5 million, $1.8 million, and $0.7 million as of March 31, 2016, 2015, and 2014. As of March 31, 2016, if recognized, the unrecognized tax benefit of $3.5 million would affect income tax expense, before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance at March 31, 2013	$597
Additions based on tax positions taken during the current period	367
Additions based on tax positions taken during the prior period	46
Reductions based on tax positions taken during the prior period	(275)

Balance at March 31, 2014	735
Additions based on tax positions taken during the current period	1,009
Additions based on tax positions taken during the prior period	84
Reductions based on tax positions taken during the prior period	(2)

Balance at March 31, 2015	1,826
Additions based on tax positions taken during the current period	1,414
Additions based on tax positions taken during the prior period	249
Reductions based on tax positions taken during the prior period	—

Balance at March 31, 2016	$3,489

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties have not been significant for the fiscal years ended March 31, 2016, 2015, and 2014.

The Company files income tax returns in the U.S., certain states, Ireland, UK, and Spain. All of the tax years, from the date of inception, are open for examination for foreign jurisdictions. Carryover attributes beginning March 31, 2008 remain open to adjustment by the U.S. and state authorities.

12.	Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for the fiscal years ended March 31, 2016, 2015, and 2014, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share attributable to common stockholders, basic and diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2016	2015	2014
Numerator:
Net loss	$(67,487)	$(50,149)	$(40,225)

Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholder, basic and diluted	48,410	25,290	15,596

Net loss per share—basic and diluted	$(1.39)	$(1.98)	$(2.58)

The following outstanding options, unvested shares, warrants, ESPP shares, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2016	2015	2014
Convertible preferred stock	—	—	21,357
Options to purchase common stock	7,050	9,422	6,923
Common stock reserved for issuance in connection with acquisition	90	129	—
Restricted stock units	1,549	723	—
Warrants	—	—	49
ESPP shares	46	—	—

	8,735	10,274	28,329

13.	Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal years ended March 31, 2016 and 2015, the Company made contributions of $2.1 million and $1.4 million to the 401(k) Plan, respectively. No contributions were made to the 401(k) Plan for the fiscal year ended March 31, 2014.

14.	Revenue by Geographic Location

The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Year Ended March 31,
	2016	2015	2014
United States	$121,588	$73,416	$43,903
EMEA	34,602	21,043	10,824
APAC	14,118	8,732	4,574
Other	11,001	7,200	3,873

Total revenue	$181,309	$110,391	$63,174

Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2016 and 2015.

15.	Related Party Transactions

Certain members of the Company’s board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of the Company. Revenue from sales to these companies of $0.9 million, $0.7 million, and $0.4 million were recognized for the fiscal years ended March 31, 2016, 2015, and 2014, respectively. There was not a significant amount of accounts receivable due from these companies as of March 31, 2016 or March 31, 2015. $1.8 million, $3.3 million, and $2.4 million in expenses related to purchases from these companies were recorded during the fiscal years ended March 31, 2016, 2015, and 2014, respectively. There were $0.1 million and $0.2 million in accounts payable to these companies as of March 31, 2016 and 2015, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2016. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

New Relic, Inc.

San Francisco, California

We have audited the internal control over financial reporting of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2016 of the Company and our report dated May 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 26, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth under the captions “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee of the Board of Directors” and “Executive Officers and Other Executive Management” in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2016, or our Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item will be set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be set forth under the caption “Proposal No. 3 Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

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

New Relic, Inc.
Date: May 26, 2016	By:	/s/ Mark Sachleben
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

Name	Title	Date

/s/ Lewis Cirne	Chief Executive Officer and Director	May 26, 2016
Lewis Cirne	(Principal Executive Officer)

/s/ Mark Sachleben	Chief Financial Officer	May 26, 2016
Mark Sachleben	(Principal Financial and Accounting Officer)

/s/ Peter Fenton Peter Fenton	Chairman and Director	May 26, 2016

/s/ Sohaib Abbasi Sohaib Abbasi	Director	May 26, 2016

/s/ Peter L.S. Currie Peter L.S. Currie	Director	May 26, 2016

/s/ Sarah Friar Sarah Friar	Director	May 26, 2016

/s/ Adam Messinger Adam Messinger	Director	May 26, 2016

/s/ Dan Scholnick Dan Scholnick	Director	May 26, 2016

/s/ James Tolonen James Tolonen	Director	May 26, 2016

Exhibit Index

Exhibit No.	Description if Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated as of April 17, 2014.	S-1	333-200078	4.2	November 10, 2014

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014

10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	10-Q	001-36766	10.1	February 13, 2015

10.3+	2014 Equity Incentive Plan and related form agreements.	S-8	333-201024	99.2	December 17, 2014

10.4+	2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	December 17, 2014

10.5+	Offer Letter between the Registrant and James Gochee, dated as of April 16, 2008.					X

10.6+	Offer Letter between the Registrant and Hilarie Koplow-McAdams, dated as of November 29, 2013.	S-1	333-200078	10.6	November 10, 2014

10.7+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014

10.8+	Offer Letter between the Registrant and Robin J. Schulman, dated as of November 7, 2014.	S-1/A	333-200078	10.9	December 1, 2014

10.9a	Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of June 15, 2012, as amended.	S-1	333-200078	10.10	November 10, 2014

10.9b	Sixth Amendment to Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of March 30, 2016.					X

Exhibit No.	Description if Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
10.10	Office Lease by and between the Registrant and 188 Spear Street LLC, dated as of July 13, 2012, as amended.	S-1	333-200078	10.11	November 10, 2014

10.11	Office Lease by and between the Registrant and Pacific Mission Corporation, dated as of June 17, 2015.	10-Q	001-36766	10.1	August 12, 2015

10.12+	Form of Change in Control and Severance Agreement.	S-1/A	333-200078	10.12	December 1, 2014

10.13+	New Relic, Inc. Non-Employee Director Compensation Policy.	10-K	001-36766	10.13	May 28, 2015

10.14+	Separation Agreement between the Registrant and Chris Cook, dated December 21, 2015.	10-Q	001-36766	10.1	February 4, 2016

21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit No.	Description if Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.
(1)	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.