Form 10-Q
period 2016-06-30
NEW RELIC, INC.
filed 2016-08-04
CIK 1448056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 22, 2016, there were 50,838,974 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

NEW RELIC, INC.

Form 10-Q Quarterly Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW RELIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	March 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$81,655	$65,914
Short-term investments	114,474	125,414
Accounts receivable, net of allowance for doubtful accounts of $628 and $664, respectively	28,819	32,514
Prepaid expenses and other current assets	9,762	6,109

Total current assets	234,710	229,951

Property and equipment, net	40,202	40,147
Restricted cash	8,115	8,115
Goodwill	11,828	11,828
Intangible assets, net	3,416	3,661
Other assets	772	742

Total assets	$299,043	$294,444

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$7,265	$4,450
Accrued compensation and benefits	10,829	11,631
Other current liabilities	5,183	4,725
Deferred revenue	80,661	72,397

Total current liabilities	103,938	93,203

Deferred rent, non-current	5,952	4,658
Deferred revenue, non-current	1,567	2,326
Other liabilities, non-current	1,006	1,024

Total liabilities	112,463	101,211

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2016 and March 31, 2016; 50,997 shares and 50,241 shares issued at June 30, 2016 and March 31, 2016; and 50,737 shares and 49,981 shares outstanding at June 30, 2016 and March 31, 2016	51	50

Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	403,918	392,511
Accumulated other comprehensive income	32	22
Accumulated deficit	(217,158)	(199,087)

Total stockholders’ equity	186,580	193,233

Total liabilities and stockholders’ equity	$299,043	$294,444

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Revenue	$58,607	$38,145

Cost of revenue	11,655	7,866

Gross profit	46,952	30,279
Operating expenses:
Research and development	15,969	8,754
Sales and marketing	38,786	28,683
General and administrative	10,236	7,984

Total operating expenses	64,991	45,421

Loss from operations	(18,039)	(15,142)

Other income (expense):
Interest income	221	141
Interest expense	(21)	(14)
Other expense, net	(111)	(2)

Loss before income taxes	(17,950)	(15,017)
Income tax provision	121	102

Net loss	$(18,071)	$(15,119)

Net loss per share, basic and diluted	$(0.36)	$(0.32)

Weighted-average shares used to compute net loss per share, basic and diluted	50,224	47,190

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Net loss	$(18,071)	$(15,119)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	10	(25)

Comprehensive loss	$(18,061)	$(15,144)

See notes to condensed consolidated financial statements.

NEW RELIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss:	$(18,071)	$(15,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,222	3,301
Stock-based compensation expense	7,338	4,659
Other	293	418
Changes in operating assets and liabilities:
Accounts receivable	3,695	(4,721)
Prepaid expenses and other assets	(3,567)	(384)
Accounts payable	996	(387)
Accrued compensation and benefits and other liabilities	(324)	827
Deferred revenue	7,505	9,332
Deferred rent	1,319	(70)

Net cash provided by (used in) operating activities	3,406	(2,144)

Cash flows from investing activities:
Purchases of property and equipment	(1,527)	(2,671)
Purchases of short-term investments	(24,875)	(43,146)
Proceeds from sale and maturity of short-term investments	35,774	13,625
Capitalized software development costs	(712)	(2,209)

Net cash provided by (used in) investing activities	8,660	(34,401)

Cash flows from financing activities:
Proceeds from issuance of common stock from employee stock options	3,675	1,516

Net cash provided by financing activities	3,675	1,516

Net increase (decrease) in cash and cash equivalents	15,741	(35,029)
Cash and cash equivalents, beginning of period	65,914	105,257

Cash and cash equivalents, end of period	$81,655	$70,228

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$16	$—
Noncash investing and financing activities:
Property and equipment purchased but not paid yet	$2,663	$1,028

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

Basis of Presentation—These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on May 26, 2016 (the “Annual Report”). There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2017. The condensed consolidated balance sheet as of March 31, 2016 included herein was derived from the audited financial statements as of that date.

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

Concentration of Risk—At June 30, 2016, there was one customer that represented 11% of the Company’s accounts receivable balance. There were no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2016. There were no customers that individually exceeded 10% of the Company’s revenue during the three months ended June 30, 2016 and 2015.

Short-term Investments—Short-term investments consist of money market funds, commercial paper, certificates of deposit, U.S. treasury securities, U.S. agency securities, and corporate debt securities and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of June 30, 2016 and March 31, 2016.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of June 30, 2016.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through June 30, 2016, the Company did not have any goodwill impairment.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard will be effective for the Company in the fiscal year beginning April 1, 2019; early adoption is permitted. The amendments require a modified retrospective approach with optional practical expedients. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company in the fiscal year beginning April 1, 2017; early adoption is permitted. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard is effective for the Company in the fiscal year beginning April 1, 2020; early adoption is permitted in the fiscal year beginning April 1, 2019. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.

2.	Business Combination

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

The acquisition also included an obligation to issue up to 98,115 shares of its common stock, with an aggregate grant date fair value of $3.8 million, to certain employees of Opsmatic, contingent upon their continuous employment with the Company. As such, compensation expense will be recorded on a straight-line basis over the requisite service period of 30 months. As of June 30, 2016, 59,687 of these shares were issued, 42,996 of which are subject to repurchase by the Company.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of
	June 30, 2016
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$39,000	$—	$—	$39,000
Certificates of deposit	—	3,400	—	3,400
Commerical paper	—	23,868	—	23,868
Corporate notes and bonds	—	15,550	—	15,550
U.S. treasury securities	2,300	—	—	2,300
U.S. government agencies	—	77,651	—	77,651
Restricted cash - money market funds	8,115	—	—	8,115

Total	$49,415	$120,469	$—	$169,884

Included in cash and cash equivalents				$47,295

Included in short-term investments				$114,474

Included in restricted cash				$8,115

	Fair Value Measurements as of
	March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$36,118	$—	$—	$36,118
Corporate notes and bonds	—	15,933	—	15,933
U.S. treasury securities	2,297	—	—	2,297
U.S. government agencies	—	107,184	—	107,184
Restricted cash - money market funds	8,115	—	—	8,115

Total	$46,530	$123,117	$—	$169,647

Included in cash and cash equivalents				$36,118

Included in short-term investments				$125,414

Included in restricted cash				$8,115

There were no transfers between fair value measurement levels during the three months ended June 30, 2016.

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of June 30, 2016 and March 31, 2016 were not material. As of June 30, 2016 and March 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2016 and March 31, 2016 (in thousands):

	June 30, 2016	March 31, 2016

Due in one year	$102,629	$103,822
Due in one to two years	11,845	21,592

Total	$114,474	$125,414

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2016	March 31, 2016

Computers, software, and equipment	$5,003	$4,835
Site operation equipment	16,471	14,793
Furniture and fixtures	923	917
Leasehold improvements	23,725	22,217
Capitalized software development costs	28,718	28,054

Total property and equipment	74,840	70,816
Less: accumulated depreciation and amortization	(34,638)	(30,669)

Total property and equipment, net	$40,202	$40,147

Depreciation and amortization expense related to property and equipment was $4.0 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively.

5.	Goodwill and Purchased Intangibles Assets

There were no changes to the carrying amount of goodwill for the three months ended June 30, 2016.

Purchased intangible assets subject to amortization as of June 30, 2016 consist of the following (in thousands):

	Gross Carrying	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(1,539)	$3,361
Customer relationships	100	(86)	$14
Other intangible assets	300	(259)	$41

	$5,300	$(1,884)	$3,416

Purchased intangible assets subject to amortization as of March 31, 2016 consist of the following (in thousands):

	Gross Carrying	Accumulated Amortization	Net Carrying Amount

Developed technology	$4,900	$(1,339)	$3,561
Customer relationships	100	(75)	25
Other intangible assets	300	(225)	75

	$5,300	$(1,639)	$3,661

Amortization expense of purchased intangible assets was $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively.

Estimated future amortization expense as of June 30, 2016 is as follows (in thousands):

2017 (remaining 9 months)	$1,147
2018	1,580
2019	689

$3,416

6.	Commitments and Contingencies

Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2017 through 2023.

Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of June 30, 2016 and March 31, 2016, $6.4 million and $5.1 million was recorded as deferred rent, respectively.

Rent expense, net of sublease income, for operating leases was $2.4 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2016 were as follows (in thousands):

Years Ending March 31,	Operating Leases

2017 (remaining 9 months)	$6,605
2018	10,250
2019	10,452
2020	10,742
2021	7,609
Thereafter	15,417

Total minimum future lease payments	$61,075

Purchase Commitments—As of June 30, 2016 and March 31, 2016, the Company had purchase commitments of $9.4 million and $11.9 million, respectively, for specific contractual services.

Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.

On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of June 30, 2016. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of June 30, 2016.

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

Common stock authorized—The Company has authorized for issuance 100,000,000 common shares with a par value of $0.001 per share.

Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. The first offering period under the ESPP commenced on August 15, 2015. For the three months ended June 30, 2016 and 2015, no shares of common stock were purchased under the ESPP. A total of $0.5 million of stock-based compensation expense was recorded for the three months ended June 30, 2016. As of June 30, 2016, there were 1,859,830 shares available for issuance under the ESPP.

2008 Equity Incentive Plan—The Company’s board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) in February 2008. The 2008 Plan was terminated in connection with the Company’s initial public offering (“IPO”), and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.

2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company board of directors. As of June 30, 2016, there were 8,153,127 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the three months ended June 30, 2016 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
			Weighted- Average Remaining Contractual Term (in years)			Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value	Number of Shares			Aggregate Intrinsic Value
Outstanding - April 1, 2016	7,050	$13.20	6.5	$95,326	1,549	$29.73	3.1	$40,387
Stock options granted	257	25.66
RSUs granted					924	25.95
Stock options exercised	(612)	6.35		13,555
RSUs vested					(144)	30.15
Stock options canceled/forfeited	(151)	19.08
RSUs canceled/forfeited					(124)	28.87

Outstanding - June 30, 2016	6,544	$14.20	6.6	$101,698	2,205	$28.17	3.3	$64,788

Restricted Stock Awards—The Company granted restricted stock awards to two directors for an aggregate of 100,000 shares of its common stock in August 2013 and 40,000 shares of common stock in May 2014, each of which vests over four years, subject to the continued service relationship with the Company, or become fully vested upon a change of control. The grant date fair value of the restricted stock awards was $0.9 million or $9.37 per share for awards granted in August 2013, and $0.7 million or $16.93 per share for awards granted in May 2014. Stock-based compensation expense recognized related to these restricted stock awards was $0.1 million for each of the three months ended June 30, 2016 and 2015, respectively. The Company recognizes the expense using a straight-line basis over the requisite service periods of the award. As of June 30, 2016, 100,832 shares were vested.

Stock Options Granted to Nonemployees—The Company granted 15,084 shares and 4,301 shares to nonemployee consultants during the three months ended June 30, 2016 and 2015, respectively, and recorded stock-based compensation expense of $0.2 million for each of the three months ended June 30, 2016 and 2015, respectively.

Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $7.3 million and $4.7 million for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense attributed to cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015

Cost of revenue	$381	$251
Research and development	2,541	1,038
Sales and marketing	2,762	1,976
General and administrative	1,654	1,394

Total stock-based compensation expense	$7,338	$4,659

As of June 30, 2016, unrecognized stock-based compensation cost related to outstanding unvested stock options was $28.2 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. As of June 30, 2016, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $59.4 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

8.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

The Company recorded an income tax provision of $0.1 million for each of the three months ended June 30, 2016 and 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended June 30, 2016, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended June 30, 2016 may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred during the three months ended June 30, 2016. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.

9.	Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three months ended June 30, 2016 and 2015, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2016	2015
Numerator:
Net loss	$(18,071)	$(15,119)

Denominator:

Weighted average shares used to compute net loss per share, basic and diluted	50,224	47,190

Net loss per share—basic and diluted	$(0.36)	$(0.32)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2016	2015

Options to purchase common stock	6,544	9,320
Common stock reserved for issuance in connection with acquisition	90	129
Restricted stock units	2,205	1,229
ESPP shares	104	—

	8,943	10,678

10.	Revenue by Geographic Location

The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2016	2015

United States	$39,810	$25,394
EMEA	10,929	7,407
APAC	4,540	2,944
Other	3,328	2,400

Total revenue	$58,607	$38,145

Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2016 and March 31, 2016.

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

We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. Most of our customers to date have been small to medium-sized organizations, and many of our customers to date have made purchasing decisions without interacting with our sales or other personnel. However, we have seen in recent periods, and we expect to continue to see in future periods, an increase in the proportion of our revenue that comes from larger organizations. For these larger organizations, our sales team focuses on leveraging users in existing accounts to broaden our footprint across the organization.

We offer access to the New Relic Software Analytics Cloud under subscription plans that also include service and support. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. We recognize revenue from subscription fees ratably over the service period. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time has been relatively low. In recent periods we have secured an increased percentage of multi-year commitments, which has grown as we have sold more to larger organizations. Because we generally invoice many of these larger organizations less frequently, our deferred revenue has increased over time, and we expect it to continue to increase on a year-over-year basis. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.

We have grown rapidly in recent periods, with revenue for the three months ended June 30, 2016 and 2015 of $58.6 million and $38.1 million, respectively, representing year-over-year growth of 54%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $18.1 million and $15.1 million for the three months ended June 30, 2016 and 2015, respectively. Our accumulated deficit as of June 30, 2016 was $217.2 million.

Our employee headcount has increased to 959 employees as of June 30, 2016 from 738 employees as of June 30, 2015, and our number of paid business accounts increased to 14,048 from 12,440 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We have begun to build out additional office space to accommodate this increase in headcount. We expect this, combined with our increased investment in infrastructure, will have an effect upon our capital expenditures beginning in our second fiscal quarter ending September 30, 2016. We also intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations.

Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA, Asia-Pacific, or APAC, and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 6%, respectively, of our revenue for each of the three months ended June 30, 2016 and 2015. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. At the same time, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. For instance, the European Union’s data protection landscape is currently unstable, resulting in possible significant operational costs and risk to our business with customers impacted by these requirements. Due to the uncertainty of interpretation and application of privacy and data protection laws, along with contractually imposed industry standards, these requirements may be interpreted and applied in a manner inconsistent with our current data management practices, which may, among other things, limit or decrease customer adoption and retention, expose us to additional liabilities in connection with compliance and related requirements, and harm our business and operating results.

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

Key Operating Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:

Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $5,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 14,048 paid business accounts as of June 30, 2016. We expect the rate at which we add paid business accounts to decrease over time as we scale our business, but it may fluctuate from period to period as a result of the introduction of alternative pricing options for our products.

As a subset of this metric, we believe that our number of paid business accounts with annual recurring revenue over $5,000 is one indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 6,068 paid business accounts with annual recurring revenue over $5,000 as of June 30, 2016, which was a 24.5% increase compared to 4,872 paid business accounts with annual recurring revenue over $5,000 as of June 30, 2015. We believe this increase reflects our continued focus of a greater proportion of our sales and marketing efforts on mid-market and enterprise customers, which would result in an increase to the value of larger paid business accounts. We expect the rate at which we add paid business accounts with annual recurring revenue over $5,000 to decrease over time as a result of deeper penetration into the enterprise market.

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

Our annualized revenue per average paid business account for the quarter ended June 30, 2016 grew to $17,008, an increase of 36%, from $12,532 for the quarter ended June 30, 2015. We believe this increase reflects our continued focus on mid-market and enterprise customers. We expect the rate of growth of our annualized revenue per average paid business account to decrease over time as our business scales and we introduce alternative pricing options for our products.

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

Our annualized dollar-based net expansion rate declined to 118.2% for the three-month period ending June 30, 2016 from 129.6% for the three-month period ending June 30, 2015. In the period ending June 30, 2016, we saw a lower amount of upsell activity relative to our total installed base than the comparable period in the prior year, in part due to what we believe is a developing seasonality of recurring subscription revenue as a result of our enterprise business representing an increased percentage of our overall business.

Key Components of Results of Operations

Revenue

We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time has been relatively low. As we have sold more to larger organizations, we have increasingly been invoicing our customers on a less frequent basis, and therefore, we expect our deferred revenue to increase on a year-over-year basis. Additionally, we expect our business to become more seasonal as mid-market and enterprise customers start to represent a larger percentage of our revenues.

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

Other Income, Net

Other income, net consists primarily of interest income, interest expense, and foreign exchange gains and losses.

Results of Operations

The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,
	2016	2015
	(in thousands, except per share data)
Revenue	$58,607	$38,145
Cost of revenue (1)	11,655	7,866

Gross profit	46,952	30,279
Operating expenses:
Research and development (1)	15,969	8,754
Sales and marketing (1)	38,786	28,683
General and administrative (1)	10,236	7,984

Total operating expenses	64,991	45,421

Loss from operations	(18,039)	(15,142)

Other income (expense):
Interest income	221	141
Interest expense	(21)	(14)
Other expense, net	(111)	(2)

Loss before income taxes	(17,950)	(15,017)
Income tax provision	121	102

Net loss	$(18,071)	$(15,119)

Net loss per share, basic and diluted	$(0.36)	$(0.32)

Weighted-average shares used to compute net loss per share, basic and diluted	50,224	47,190

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Cost of revenue	$381	$251
Research and development	2,541	1,038
Sales and marketing	2,762	1,976
General and administrative	1,654	1,394

Total stock-based compensation expense	$7,338	$4,659

	Three Months Ended June 30,
	2016	2015
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	20	21

Gross profit	80	79
Operating expenses:
Research and development (1)	27	23
Sales and marketing (1)	66	75
General and administrative (1)	18	21

Total operating expenses	111	119

Loss from operations	(31)	(40)

Other income (expense):
Interest income	—	—
Interest expense	—	—
Other income (expense), net	—	—

Loss before income taxes	(31)	(40)
Income tax provision	—	—

Net loss	(31%)	(40%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2016	2015
	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	4	3
Sales and marketing	5	5
General and administrative	3	3

Total stock-based compensation expense	13%	12%

Revenue

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
United States	$39,810	$25,394	$14,416	57%
EMEA	10,929	7,407	3,522	48%
APAC	4,540	2,944	1,596	54%
Other	3,328	2,400	928	39%

Total revenue	$58,607	$38,145	$20,462	54%

Revenue increased $20.5 million, or 54%, in the three months ended June 30, 2016 compared to the same period of 2015. The increase was a result of an increase in the number of paid business accounts, which increased from 12,440 at June 30, 2015 to 14,048 at June 30, 2016, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $3.5 million, or 48%, in the three months ended June 30, 2016 compared to the same period of 2015, and our revenue from APAC increased $1.6 million, or 54%, in the three months ended June 30, 2016 compared to the same period of 2015 as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Cost of Revenue

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of Revenue	$11,655	$7,866	$3,789	48%

Cost of revenue increased $3.8 million, or 48%, in the three months ended June 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $1.6 million, driven by higher headcount. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $2.1 million.

Research and Development

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$15,969	$8,754	$7,215	82%

Research and development expenses increased $7.2 million, or 82%, in the three months ended June 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase of $6.4 million in personnel-related costs, driven by higher headcount, a $0.2 million increase in software subscription expenses, a $0.2 million increase in travel expenses, and a $0.4 million increase of other miscellaneous expenses.

Sales and Marketing

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$38,786	$28,683	$10,103	35%

Sales and marketing expenses increased $10.1 million, or 35%, in the three months ended June 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs of $7.0 million, driven by higher headcount. The remaining increase was primarily due to a $1.1 million increase in travel expenses, $0.7 million increase in consultant expenses, $0.5 million increase in software subscription expenses, and a $0.8 million increase of other miscellaneous expenses.

General and Administrative

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$10,236	$7,984	$2,252	28%

General and administrative expenses increased $2.3 million, or 28%, in the three months ended June 30, 2016 compared to the same period of 2015. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $1.9 million, driven by an increase in headcount, and a $0.4 million increase related to outside services due to the costs of compliance associated with being a publicly traded company.

Other Income, Net

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Other income, net	$89	$125	$(36)	(29%)

Other income, net decreased $36,000, or 29%, in the three months ended June 30, 2016 compared to the same period of 2015. The decrease was primarily a result of foreign currency fluctuations.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Cash provided by (used in) operating activities	$3,406	$(2,144)
Cash provided by (used in) investing activities	8,660	(34,401)
Cash provided by financing activities	3,675	1,516

Net increase (decrease) in cash and cash equivalents	$15,741	$(35,029)

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

Operating Activities

During the three months ended June 30, 2016, cash provided by operating activities was $3.4 million as a result of a net loss of $18.1 million, adjusted by non-cash charges of $11.9 million and a change of $9.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $7.5 million increase in deferred revenue as a result of increased sales of subscriptions to our products, a $3.7 million decrease in accounts receivable, a $1.3 million increase in deferred rent, and a $1.0 million increase in accounts payable. This was partially offset by a $3.6 million increase in prepaid expenses and other assets and a $0.3 million decrease in accrued compensation and benefits and other liabilities.

During the three months ended June 30, 2015, operating activities used $2.1 million in cash as a result of a net loss of $15.1 million, adjusted by non-cash charges of $8.4 million and a change of $4.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $9.3 million increase in deferred revenue as a result of increased sales of subscriptions to our products and a $0.8 million increase in accrued compensation and benefits and other liabilities due to increased headcount. This was partially offset by a $4.7 million increase in accounts receivable due to increased sales of subscriptions to our products, a $0.4 million decrease in accounts payable due to decreased expenditures, and a $0.4 million increase in prepaid expenses and other assets.

Investing Activities

Cash provided by investing activities during the three months ended June 30, 2016 was $8.7 million, primarily as a result of proceeds from the maturity of short-term investments of $35.8 million. This was partially offset by purchases of short-term investments of $24.9 million, purchases of property and equipment of $1.5 million, and increases in capitalization of software development costs of $0.7 million.

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

Financing Activities

Cash provided by financing activities during the three months ended June 30, 2016 was $3.7 million, which was the result of proceeds from the exercise of stock options.

Cash provided by financing activities during the three months ended June 30, 2015 was $1.5 million, which was the result of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our principal contractual commitments primarily consist of obligations under leases for office space. Except as set forth in Note 6 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2016 in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2016 as compared to the critical accounting policies and estimates described in our Annual Report.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard will be effective in the fiscal year beginning April 1, 2019; early adoption is permitted. The amendments require a modified retrospective approach with optional practical expedients. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard will be effective in the fiscal year beginning April 1, 2017; early adoption is permitted. We are currently evaluating the effect the standard will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard will be effective in the fiscal year beginning April 1, 2020; early adoption is permitted in the fiscal year beginning April 1, 2019. We are currently evaluating the effect the standard will have on our condensed consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents of $81.7 million as of June 30, 2016, consisting of bank deposits, certificates of deposit, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.

We had short-term investments of $114.5 million as of June 30, 2016, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *

We have incurred net losses in each fiscal period since our inception, including net losses of $18.1 million and $15.1 million in the three months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we had an accumulated deficit of $217.2 million. We expect to continue to expend substantial financial and other resources on, among other things:

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

In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. The large majority of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period. Subscription periods are most often one year in length, but in recent fiscal years we have secured an increased percentage of multi-year commitments with respect to new paid business accounts. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions have the right to cancel their agreements prior to the termination of the subscription term.

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

If we are not able to develop enhancements to our products, increase adoption and usage of our products, and introduce new products and capabilities that achieve market acceptance, our business could be harmed. *

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The success of any enhancement or new products depends on several factors, including timely completion, adequate quality testing, introduction, and market acceptance. For example, we recently announced our expected timing for the release of our infrastructure monitoring product. This or any other products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. If we are unable to successfully enhance our existing products to meet customer requirements, increase adoption and usage of our products, or develop new products, our business and operating results will be harmed.

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

We have limited experience with respect to determining the optimal prices and pricing structures for our products. *

We expect that we may need to change our pricing model from time to time, including as a result of global economic conditions, reductions in our customers’ spending levels generally or changes in how computing infrastructure is broadly consumed. Similarly, as we introduce new products or services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products. We recently announced the upcoming launch of a supplemental cloud pricing structure that we believe will be complementary to our existing host-based pricing. There is no guarantee that we will be successful in growing our customer base and revenue or maintaining our existing customer base and revenue as a result of this new structure. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business.

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *

Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the three months ended June 30, 2016, sales and marketing expenses represented 66% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically had success selling our products to small and medium-sized businesses and we have only within the last couple years focused on selling our products to larger organizations. We have expanded and are continuing to expand our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful continuing to attract and maintain these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and medium-sized businesses as customers. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. In late 2015, the European Court of Justice deemed the U.S.-E.U. Safe Harbor invalid, removing that mechanism from those available to ensure adequate protection for personal data transfers from the E.U. to the U.S. under the current Data Protection Directive, or the Directive. In the past, we relied on adherence to the U.S.-E.U. Safe Harbor Frameworks to enable transfer of personal data to us by our E.U. customers, acting as data controllers. Although we process some personal data relating to our customer’s employees who log in and use our service (including first name, last name, and email address), our customers determine whether or not personal data of their end users, or data subjects, is processed using our services. We, as a data processor, do not control or monitor the types of data that a customer sends to our services; we rely on customers to ensure their collection complies with applicable laws, guidelines, regulations, and frameworks. If a customer does not comply, we may incur costs from governmental investigation or other liability. In light of these recent developments in the EU, we have begun efforts to conform transfers of personal data from the European Economic Area, or EEA, based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. Despite this, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may alter the current data protection landscape. For example, the General Data Protection Regulation, or GDPR, will replace the Directive. The GDPR contains numerous requirements and changes, including heightened requirements for “consent,” more robust, comprehensive data protection compliance programs by companies, and retention of a data protection officer if the company performs certain types of data processing. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the EU in the EEA, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

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

We have made and will continue to make substantial investments in new equipment to support growth at our Chicago data center hosting facility, provide enhanced levels of products and platform capabilities to our customers, and potentially reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. We have also invested in a combination of cloud hosting providers to serve our customers for certain portions of our service. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

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

There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. See Part II, Item 1 “Legal Proceedings.” In the future, we may receive claims that our products, platform capabilities, and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and platform capabilities, or require that we comply with other unfavorable terms.

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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2016, we had four pending patent applications and no issued patents. Despite our pending patent applications, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

As of our fiscal year ended March 31, 2016, we had U.S. federal and state net operating losses of approximately $215.6 million and $114.3 million, respectively, which may be utilized against future income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

We may face exposure to foreign currency exchange rate fluctuations. *

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

Weakened global economic conditions may harm our industry, business, and results of operations. *

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the recent decision by voters in the United Kingdom to leave the European Union has resulted in significant and wide-ranging economic effects across multiple markets. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, undermine bilateral cooperation in key policy areas, and significantly disrupt trade between the United Kingdom and the European Union. In addition, a withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us.

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

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $40.13 to $20.38 through June 30, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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

Our directors and officers and their respective affiliated entities beneficially own in the aggregate 42.9% of our outstanding voting stock and are able to exert significant control over matters subject to stockholder approval. *

As of June 30, 2016, our directors and officers and their respective affiliated entities beneficially owned in the aggregate approximately 42.9% of our outstanding voting stock, including 21.4% beneficially held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to exert significant control in connection with elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Date: August 4, 2016
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