Form 10-Q
period 2016-09-30
NEW RELIC, INC.
filed 2016-11-08
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36766
_________________________________________________
New Relic, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2016, there were 52,122,698 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•
our ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	March 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$93,945	$65,914
Short-term investments	103,379	125,414
Accounts receivable, net of allowance for doubtful accounts of $565 and $664, respectively	27,022	32,514
Prepaid expenses and other current assets	9,759	6,109
Total current assets	234,105	229,951
Property and equipment, net	47,210	40,147
Restricted cash	8,115	8,115
Goodwill	11,828	11,828
Intangible assets, net	3,161	3,661
Other assets	1,208	742
Total assets	$305,627	$294,444
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,120	$4,450
Accrued compensation and benefits	11,234	11,631
Other current liabilities	4,978	4,725
Deferred revenue	79,470	72,397
Total current liabilities	105,802	93,203
Deferred rent, non-current	8,789	4,658
Deferred revenue, non-current	908	2,326
Other liabilities, non-current	653	1,024
Total liabilities	116,152	101,211
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2016 and March 31, 2016; 52,231 shares and 50,241 shares issued at September 30, 2016 and March 31, 2016, respectively; and 51,971 shares and 49,981 shares outstanding at September 30, 2016 and March 31, 2016, respectively	52	50
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	420,953	392,511
Accumulated other comprehensive income	21	22
Accumulated deficit	(231,288)	(199,087)
Total stockholders’ equity	189,475	193,233
Total liabilities and stockholders’ equity	$305,627	$294,444
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenue	$63,440	$42,928	$122,047	$81,073
Cost of revenue	11,778	8,952	23,433	16,818
Gross profit	51,662	33,976	98,614	64,255
Operating expenses:
Research and development	14,741	10,616	30,710	19,370
Sales and marketing	40,382	29,365	79,168	58,048
General and administrative	10,833	8,960	21,069	16,944
Total operating expenses	65,956	48,941	130,947	94,362
Loss from operations	(14,294)	(14,965)	(32,333)	(30,107)
Other income (expense):
Interest income	250	149	471	290
Interest expense	(21)	(13)	(42)	(27)
Other expense, net	(126)	(31)	(237)	(33)
Loss before income taxes	(14,191)	(14,860)	(32,141)	(29,877)
Income tax provision (benefit)	(61)	(41)	60	61
Net loss	$(14,130)	$(14,819)	$(32,201)	$(29,938)
Net loss per share, basic and diluted	$(0.28)	$(0.31)	$(0.63)	$(0.63)
Weighted-average shares used to compute net loss per share, basic and diluted	51,328	48,150	50,779	47,523
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(14,130)	$(14,819)	$(32,201)	$(29,938)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(11)	52	(1)	27
Comprehensive loss	$(14,141)	$(14,767)	$(32,202)	$(29,911)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss:	$(32,201)	$(29,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,533	7,017
Stock-based compensation expense	15,601	10,247
Other	508	700
Changes in operating assets and liabilities:
Accounts receivable	5,492	(7,166)
Prepaid expenses and other assets	(2,758)	(3,809)
Accounts payable	757	133
Accrued compensation and benefits and other liabilities	(743)	2,454
Deferred revenue	5,654	16,076
Deferred rent	2,994	157
Net cash provided by (used in) operating activities	3,837	(4,129)
Cash flows from investing activities:
Purchases of property and equipment	(8,490)	(6,608)
Increase in restricted cash	—	(3,400)
Purchases of short-term investments	(65,404)	(53,422)
Proceeds from sale and maturity of short-term investments	87,415	28,350
Capitalized software development costs	(1,733)	(4,096)
Net cash provided by (used in) investing activities	11,788	(39,176)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	2,504	—
Proceeds from exercise of employee stock options	9,902	6,844
Net cash provided by financing activities	12,406	6,844
Net increase (decrease) in cash and cash equivalents	28,031	(36,461)
Cash and cash equivalents, beginning of period	65,914	105,257
Cash and cash equivalents, end of period	$93,945	$68,796
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$102	$76
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$5,808	$900
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business and Summary of Significant Accounting Policies
Description of Business—New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008. The Company is a software-as-a-service provider of digital intelligence products which allow users to monitor software and infrastructure performance and measure end user activities across desktop and mobile devices with applications deployed in a cloud or in a data center. New Relic’s digital intelligence products and platform capabilities enable software developers, IT operations, and business users to better understand their digital business.
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
Concentration of Risk—There were no customers that represented more than 10% of the Company’s accounts receivable balance as of September 30, 2016 or March 31, 2016. There were no customers that individually exceeded 10% of the Company’s revenue during the three and six months ended September 30, 2016 or 2015.
Short-term Investments—Short-term investments consist of commercial paper, certificates of deposit, U.S. treasury securities, U.S. agency securities, and corporate notes and bonds and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of September 30, 2016 and March 31, 2016.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of September 30, 2016.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through September 30, 2016, the Company did not have any goodwill impairment.
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

The acquisition also included an obligation to issue up to 98,115 shares of the Company's common stock, with an aggregate grant date fair value of $3.8 million, to certain employees of Opsmatic, contingent upon their continuous employment with the Company. As such, compensation expense will be recorded on a straight-line basis over the requisite service period of 30 months. As of September 30, 2016, 59,687 of these shares were issued, 42,996 of which were subject to repurchase by the Company.

3.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016 and March 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$36,179	$—	$—	$36,179
Certificates of deposit	—	11,208	—	11,208
Commercial paper	—	34,274	—	$34,274
Corporate notes and bonds	—	5,104	—	5,104
U.S. treasury securities	2,300	—	—	$2,300
U.S. government agencies	—	73,039	—	73,039
Restricted cash - money market funds	8,115	—	—	$8,115
Total	$46,594	$123,625	$—	$170,219
Included in cash and cash equivalents				$58,725
Included in short-term investments				$103,379
Included in restricted cash				$8,115

	Fair Value Measurements as of March 31, 2016

	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$36,118	$—	$—	$36,118
Corporate notes and bonds	—	15,933	—	15,933
U.S. treasury securities	2,297	—	—	2,297
U.S. government agencies	—	107,184	—	107,184
Restricted cash - money market funds	8,115	—	—	8,115
Total	$46,530	$123,117	$—	$169,647
Included in cash and cash equivalents				$36,118
Included in short-term investments				$125,414
Included in restricted cash				$8,115
There were no transfers between fair value measurement levels during the six months ended September 30, 2016 and 2015.
Gross unrealized gains or losses for cash equivalents and short-term investments as of September 30, 2016 and March 31, 2016 were not material. As of September 30, 2016 and March 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2016 and March 31, 2016 (in thousands):

	September 30, 2016	March 31, 2016
Due within one year	$94,883	$103,822
Due within one to two years	8,496	21,592
Total	$103,379	$125,414
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
Computers, software, and equipment	$5,391	$4,835
Site operation equipment	19,000	14,793
Furniture and fixtures	1,480	917
Leasehold improvements	30,169	22,217
Capitalized software development costs	29,863	28,054
Total property and equipment	85,903	70,816
Less: accumulated depreciation and amortization	(38,693)	(30,669)
Total property and equipment, net	$47,210	$40,147
Depreciation and amortization expense related to property and equipment was $4.0 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively, and $8.0 million and $6.5 million for the six months ended September 30, 2016 and 2015, respectively.

5.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the six months ended September 30, 2016.
Purchased intangible assets subject to amortization as of September 30, 2016 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(1,739)	$3,161
Customer relationships	100	(100)	—
Other intangible assets	300	(300)	—
	$5,300	$(2,139)	$3,161

Purchased intangible assets subject to amortization as of March 31, 2016 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(1,339)	$3,561
Customer relationships	100	(75)	25
Other intangible assets	300	(225)	75
	$5,300	$(1,639)	$3,661
Amortization expense of purchased intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.5 million for the six months ended September 30, 2016 and 2015, respectively.
Estimated future amortization expense as of September 30, 2016 is as follows (in thousands):

2017 (remaining 6 months)	$892
2018	1,580
2019	689
$3,161

6.    Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2017 through 2023.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of September 30, 2016 and March 31, 2016, $9.4 million and $5.1 million was recorded as deferred rent, respectively.
Rent expense, net of sublease income, for operating leases was $2.5 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and $4.9 million and $3.0 million for the six months ended September 30, 2016 and 2015, respectively.
Future minimum lease payments under non-cancelable operating leases as of September 30, 2016 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2017 (remaining 6 months)	$4,862
2018	10,256
2019	10,451
2020	10,741
2021	7,608
Thereafter	15,680
Total minimum future lease payments	$59,598

Purchase Commitments—As of September 30, 2016 and March 31, 2016, the Company had purchase commitments of $9.9 million and $11.9 million, respectively, for specific contractual services.

Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of September 30, 2016. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 30, 2016.
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
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. The first offering period under the ESPP commenced on August 15, 2015. For each of the three and six months ended September 30, 2016, 118,658 shares of common stock were purchased under the ESPP. For each of the three and six months ended September 30, 2015, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $0.4 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $0.2 million for the six months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there were 1,741,172 shares available for issuance under the ESPP.
2008 Equity Incentive Plan—The Company’s board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) in February 2008. The 2008 Plan was terminated in connection with the Company’s initial public offering (“IPO”), and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company's board of directors. As of September 30, 2016, there were 8,138,093 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option and RSU award activities for the six months ended September 30, 2016 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2016	7,050	$13.20	6.5	$95,326	1,549	$29.73	3.1	$40,387
Stock options granted	300	27.11
RSUs granted					1,095	27.41
Stock options exercised	(1,605)	6.16		42,609
RSUs vested					(283)	29.23
Stock options canceled/forfeited	(254)	19.32
RSUs canceled/forfeited					(202)	29.15
Outstanding - September 30, 2016	5,491	$15.74	7.0	$124,016	2,159	$28.67	3.1	$82,717
Restricted Stock Awards—The Company granted restricted stock awards to two directors for an aggregate of 100,000 shares of its common stock in August 2013 and 40,000 shares of common stock in May 2014, each of which vests over four years, subject to the continued service relationship with the Company, or become fully vested upon a change of control. The grant date fair value of the restricted stock awards was $0.9 million or $9.37 per share for awards granted in August 2013, and $0.7 million or $16.93 per share for awards granted in May 2014. Stock-based compensation expense recognized related to these restricted stock awards was $0.1 million for each of the three months ended September 30, 2016 and 2015, and $0.2 million for each of the six months ended September 30, 2016 and 2015. The Company recognizes the expense using a straight-line basis over the requisite service periods of the award. As of September 30, 2016, 107,499 shares were vested.
Stock Options Granted to Nonemployees—The Company granted 1,728 shares and 7,306 shares to nonemployee consultants during the three months ended September 30, 2016 and 2015, respectively, and 16,812 shares and 11,607 shares to nonemployee consultants during the six months ended September 30, 2016 and 2015, respectively. The Company recorded stock-based compensation expense of $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.5 million for the six months ended September 30, 2016 and 2015, respectively.
Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $8.3 million and $5.6 million for the three months ended September 30, 2016 and 2015, respectively, and $15.6 million and $10.2 million for the six months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense attributed to cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$513	$309	$894	$560
Research and development	2,522	1,501	5,063	2,539
Sales and marketing	3,409	2,070	6,171	4,046
General and administrative	1,819	1,708	3,473	3,102
Total stock-based compensation expense	$8,263	$5,588	$15,601	$10,247
As of September 30, 2016, unrecognized stock-based compensation cost related to outstanding unvested stock options was $24.7 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of September 30, 2016, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $58.4 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

8.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely.
The Company recorded an income tax benefit of $0.1 million and $41,000 for the three months ended September 30, 2016 and 2015, respectively, and an income tax provision of $0.1 million for each of the six months ended September 30, 2016 and 2015, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three and six months ended September 30, 2016, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three and six months ended September 30, 2016 may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred during the three and six months ended September 30, 2016. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.

9.    Net Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and six months ended September 30, 2016 and 2015, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(14,130)	$(14,819)	$(32,201)	$(29,938)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	51,328	48,150	50,779	47,523
Net loss per share—basic and diluted	$(0.28)	$(0.31)	$(0.63)	$(0.63)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2016	2015
Options to purchase common stock	5,491	8,115
Common stock reserved for issuance in connection with acquisition	90	129
Restricted stock units	2,159	1,366
ESPP shares	36	28
	7,776	9,638

10.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
United States	$42,912	$28,794	$82,722	$54,188
EMEA	12,078	8,274	23,007	15,681
APAC	4,823	3,260	9,363	6,204
Other	3,627	2,600	6,955	5,000
Total revenue	$63,440	$42,928	$122,047	$81,073
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2016 and March 31, 2016.

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

Overview
We help companies deliver an improved digital experience to their customers. Our cloud-based platform and suite of products, which we call the New Relic Digital Intelligence Platform, enables organizations to collect, store, and analyze massive amounts of data in real time so they can better understand their application and infrastructure performance, improve customer experience, and achieve business success. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, realize benefits and results. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users. IT operations teams can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. For each of these audiences—software developers, IT operations, and business users—we aim to be the first, best place to look to understand their digital business.
Since our formation in 2007, we have invested in building an integrated platform that enables organizations to collect, store, and analyze massive amounts of data from their software in real time. We launched our first product offering, New Relic APM (Application Performance Management), in 2008. Since then, we have broadened our product offerings to support a wide variety of programming languages and frameworks and have added a number of additional products and platform capabilities that now form the New Relic Digital Intelligence Platform. In 2011, we released New Relic Servers to provide server monitoring for the cloud and data centers. In 2013, we released New Relic Mobile to support mobile by providing native mobile application performance management for the iOS and Android mobile operating systems. In 2014, we released New Relic Browser to improve browser-side performance, New Relic Synthetics to enable our users to test their software through simulated usage and New Relic Insights to leverage big data analytics. In December 2015, we expanded the New Relic Insights offering by including eight days of event data retention with paid subscriptions of our New Relic APM, New Relic Browser, and New Relic Mobile products.
We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. Most of our early customers were small to medium-sized organizations, and many of our customers to date have made purchasing decisions without interacting with our sales or other personnel. However, we have seen in recent periods, and we expect to continue to see in future periods, an increase in the proportion of our revenue that comes from larger organizations. For these larger organizations, our sales team focuses on leveraging users in existing accounts to broaden our footprint across the organization.
We offer access to the New Relic Digital Intelligence Platform under subscription plans that also include service and support. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. We recognize revenue from subscription fees ratably over the service period. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time has been relatively low. In recent periods we have secured an increased percentage of multi-year commitments, which has grown as we have sold more to larger organizations. Because we generally invoice many of these larger organizations less frequently, our deferred revenue has increased over time, and we expect it to continue to increase on a year-over-year basis. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.

We have grown rapidly in recent periods, with revenue for the three months ended September 30, 2016 and 2015 of $63.4 million and $42.9 million, respectively, representing year-over-year growth of 48%. For the six months ended September 30, 2016 and 2015, our revenue was $122.0 million and $81.1 million, respectively, representing year-over-year growth of 51%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $14.1 million and $14.8 million for the three months ended September 30, 2016 and 2015, respectively, and $32.2 million and $29.9 million for the six months ended September 30, 2016 and 2015, respectively. Our accumulated deficit as of September 30, 2016 was $231.3 million.
Our employee headcount has increased to 1,013 employees as of September 30, 2016 from 818 employees as of September 30, 2015, and our number of paid business accounts increased to 14,538 from 12,840 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We have begun to build out additional office space to accommodate this increase in headcount. We expect this, combined with our increased investment in infrastructure, will continue to increase our capital expenditures for the remaining portion of the current fiscal year. We also intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations.
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA, Asia-Pacific, or APAC, and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 6%, respectively, of our revenue for each of the three and six months ended September 30, 2016 and 2015. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. At the same time, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. For instance, the European Union’s data protection landscape is currently unstable, resulting in possible significant operational costs and risk to our business with customers impacted by these requirements. Due to the uncertainty of interpretation and application of privacy and data protection laws, along with contractually imposed industry standards, these requirements may be interpreted and applied in a manner inconsistent with our current data management practices, which may, among other things, limit or decrease customer adoption and retention, expose us to additional liabilities in connection with compliance and related requirements, and harm our business and operating results.
To support the growth of our customer adoption, we continue to invest in our support organization and infrastructure. In addition, we plan to continue to invest in our research and development organization to enhance and further develop our products and platform capabilities. While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. Due to our continuing investments to grow our business, in advance of and in preparation for our expected increase in sales and expansion of our paid business accounts, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future.
Further, our reported revenue, operating results, and cash flows for a given period may not be indicative of future results due to our limited operating history and fluctuations in the number of new employees, the rate of our expansion, the timing of expenses we incur to grow our business and operations, levels of competition, and market demand for our products.

Factors Affecting Our Performance
Market Adoption of Our Products. We are defining a new category of software, which we refer to as Digital Intelligence. Our success is dependent on the market adoption of this emerging category of software, which may not yet be well understood by the market. For the foreseeable future, we expect that our revenue growth will be primarily driven by the pace of adoption and penetration of our products and we will incur significant expenses associated with educating the market about the benefits of our products.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $5,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 14,538 paid business accounts as of September 30, 2016. We expect the rate at which we add paid business accounts to decrease over time as we scale our business, but it may fluctuate from period to period as a result of the introduction of alternative pricing options for our products.
As a subset of this metric, we believe that our number of paid business accounts with annual recurring revenue over $5,000 is one indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 6,229 paid business accounts with annual recurring revenue over $5,000 as of September 30, 2016, which was a 17.8% increase compared to 5,286 paid business accounts with annual recurring revenue over $5,000 as of September 30, 2015. We believe this increase reflects our continued focus of a greater proportion of our sales and marketing efforts on mid-market and enterprise customers, which would result in an increase to the value of larger paid business accounts. We expect the rate at which we add paid business accounts with annual recurring revenue over $5,000 to decrease over time as a result of deeper penetration into the enterprise market.
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
Our annualized revenue per average paid business account for the quarter ended September 30, 2016 grew to $17,754, an increase of 30.7%, from $13,585 for the quarter ended September 30, 2015. We believe this increase reflects our continued focus on mid-market and enterprise customers. We expect the rate of growth of our annualized revenue per average paid business account to decrease over time as our business scales and we introduce alternative pricing options for our products.
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
Our annualized dollar-based net expansion rate declined to 116.3% for the three-month period ending September 30, 2016 from 121.3% for the three-month period ending September 30, 2015. In the period ending September 30, 2016, we saw a lower amount of upsell activity relative to our total installed base than the comparable period in the prior year, in part due to what we believe is a developing seasonality of recurring subscription revenue as a result of our enterprise business representing an increased percentage of our overall business.

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
In November 2016, we plan to launch New Relic Infrastructure, which we designed to provide real-time visibility into critical configuration changes that affect a company’s cloud infrastructure, and intelligently alert users so they can troubleshoot problems and reduce downtime. Due to the ratable recognition of subscription revenue, we do not expect the product to have a material impact on our fiscal 2017 revenue.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(in thousands, except per share data)
Revenue	$63,440	$42,928	$122,047	$81,073
Cost of revenue (1)	11,778	8,952	23,433	16,818
Gross profit	51,662	33,976	98,614	64,255
Operating expenses:
Research and development (1)	14,741	10,616	30,710	19,370
Sales and marketing (1)	40,382	29,365	79,168	58,048
General and administrative (1)	10,833	8,960	21,069	16,944
Total operating expenses	65,956	48,941	130,947	94,362
Loss from operations	(14,294)	(14,965)	(32,333)	(30,107)
Other income (expense):
Interest income	250	149	471	290
Interest expense	(21)	(13)	(42)	(27)
Other expense, net	(126)	(31)	(237)	(33)
Loss before income taxes	(14,191)	(14,860)	(32,141)	(29,877)
Income tax provision (benefit)	(61)	(41)	60	61
Net loss	$(14,130)	$(14,819)	$(32,201)	$(29,938)
Net loss per share, basic and diluted	$(0.28)	$(0.31)	$(0.63)	$(0.63)
Weighted-average shares used to compute net loss per share, basic and diluted	51,328	48,150	50,779	47,523

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)
Cost of revenue	$513	$309	$894	$560
Research and development	2,522	1,501	5,063	2,539
Sales and marketing	3,409	2,070	6,171	4,046
General and administrative	1,819	1,708	3,473	3,102
Total stock-based compensation expense	$8,263	$5,588	$15,601	$10,247

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	19	21	19	21
Gross profit	81	79	81	79
Operating expenses:
Research and development (1)	23	25	25	24
Sales and marketing (1)	64	68	65	71
General and administrative (1)	17	21	17	21
Total operating expenses	104	114	107	116
Loss from operations	(23)	(35)	(26)	(37)
Other income (expense):
Interest income	1	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss before income taxes	(22)	(35)	(26)	(37)
Income tax provision (benefit)	—	—	—	—
Net loss	(22%)	(35%)	(26%)	(37%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	4	3	4	3
Sales and marketing	5	5	5	5
General and administrative	3	4	3	4
Total stock-based compensation expense	13%	13%	13%	13%
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
United States	$42,912	$28,794	$14,118	49%	$82,722	$54,188	$28,534	53%
EMEA	12,078	8,274	3,804	46%	23,007	15,681	7,326	47%
APAC	4,823	3,260	1,563	48%	9,363	6,204	3,159	51%
Other	3,627	2,600	1,027	40%	6,955	5,000	1,955	39%
Total revenue	$63,440	$42,928	$20,512	48%	$122,047	$81,073	$40,974	51%
Revenue increased $20.5 million, or 48%, in the three months ended September 30, 2016 compared to the same period of 2015. The increase was a result of an increase in the number of paid business accounts, which increased from 12,840 at September 30, 2015 to 14,538 at September 30, 2016, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $3.8 million, or 46%, in the three months ended September 30, 2016 compared to the same period of 2015, and our revenue from APAC increased $1.6 million, or 48%, in the three months ended September 30, 2016 compared to the same period of 2015 as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Revenue increased $41.0 million, or 51%, in the six months ended September 30, 2016 compared to the same period of 2015. The increase was a result of an increase in the number of paid business accounts, which increased from 12,840 at September 30, 2015 to 14,538 at September 30, 2016, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $7.3 million, or 47%, in the six months ended September 30, 2016 compared to the same period of 2015, and our revenue from APAC increased $3.2 million, or 51%, in the six months ended September 30, 2016 compared to the same period of 2015 as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
Cost of revenue	$11,778	$8,952	$2,826	32%	$23,433	$16,818	$6,615	39%
Cost of revenue increased $2.8 million, or 32%, in the three months ended September 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $1.7 million, driven by higher headcount. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $1.1 million.
Cost of revenue increased $6.6 million, or 39%, in the six months ended September 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $3.4 million, driven by higher headcount. Hosting-related costs and payment processing fees increased by $2.0 million, and depreciation expense and amortization expense increased by $1.2 million.
Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
Research and development	$14,741	$10,616	$4,125	39%	$30,710	$19,370	$11,340	59%
Research and development expenses increased $4.1 million, or 39%, in the three months ended September 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase of $3.7 million in personnel-related costs, driven by higher headcount, a $0.2 million increase in software subscription expenses, and a $0.2 million increase of other miscellaneous expenses.
Research and development expenses increased $11.3 million, or 59%, in the six months ended September 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase of $10.3 million in personnel-related costs, driven by higher headcount, a $0.4 million increase in software subscription expenses, a $0.2 million increase in travel expenses, and a $0.4 million increase of other miscellaneous expenses.
Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
Sales and marketing	$40,382	$29,365	$11,017	38%	$79,168	$58,048	$21,120	36%

Sales and marketing expenses increased $11.0 million, or 38%, in the three months ended September 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs of $8.6 million, driven by higher headcount. The remaining increase was primarily due to a $1.0 million increase in travel expenses, $0.5 million increase in marketing programs, $0.4 million increase in software subscription expenses, and a $0.5 million increase of other miscellaneous expenses.
Sales and marketing expenses increased $21.1 million, or 36%, in the six months ended September 30, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs of $15.4 million, driven by higher headcount. Facility expenses, including rent expense, increased by $3.0 million. The remaining increase was primarily due to a $1.9 million increase in travel expenses, and a $0.8 million increase in software subscription expenses.
General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
General and administrative	$10,833	$8,960	$1,873	21%	$21,069	$16,944	$4,125	24%
General and administrative expenses increased $1.9 million, or 21%, in the three months ended September 30, 2016 compared to the same period of 2015. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $1.9 million, driven by an increase in headcount.
General and administrative expenses increased $4.1 million, or 24%, in the six months ended September 30, 2016 compared to the same period of 2015. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $4.1 million, driven by an increase in headcount.
Other Income, Net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
Other income, net	$103	$105	$(2)	(2%)	$192	$230	$(38)	(17%)
Other income, net was $0.1 million for each of the three months ended September 30, 2016 and 2015, and $0.2 million for each of the six months ended September 30, 2016 and 2015.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2016	2015

	(in thousands)
Cash provided by (used in) operating activities	$3,837	$(4,129)
Cash provided by (used in) investing activities	11,788	(39,176)
Cash provided by financing activities	12,406	6,844
Net increase (decrease) in cash and cash equivalents	$28,031	$(36,461)
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
Operating Activities
During the six months ended September 30, 2016, cash provided by operating activities was $3.8 million as a result of a net loss of $32.2 million, adjusted by non-cash charges of $24.6 million and a change of $11.4 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $5.7 million increase in deferred revenue as a result of increased sales of subscriptions to our products, a $5.5 million decrease in accounts receivable, a $3.0 million increase in deferred rent, and a $0.8 million increase in accounts payable. This was partially offset by a $2.8 million increase in prepaid expenses and other assets and a $0.7 million decrease in accrued compensation and benefits and other liabilities.
During the six months ended September 30, 2015, operating activities used $4.1 million in cash as a result of a net loss of $29.9 million, adjusted by non-cash charges of $18.0 million and a change of $7.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $16.0 million increase in deferred revenue as a result of increased sales of subscriptions to our products and a $2.5 million increase in accrued compensation and benefits and other liabilities due to increased headcount. This was partially offset by a $7.2 million increase in accounts receivable due to increased sales of subscriptions to our products and a $3.8 million increase in prepaid expenses and other assets.
Investing Activities
Cash provided by investing activities during the six months ended September 30, 2016 was $11.8 million, primarily as a result of proceeds from the maturity and sale of short-term investments of $87.4 million. This was partially offset by purchases of short-term investments of $65.4 million, purchases of property and equipment of $8.5 million, and increases in capitalization of software development costs of $1.7 million.
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
Financing Activities
Cash provided by financing activities during the six months ended September 30, 2016 was $12.4 million, which was the result of proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.
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

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2016 as compared to the critical accounting policies and estimates described in our Annual Report.
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

Interest Rate Risk
We had cash and cash equivalents of $93.9 million as of September 30, 2016, consisting of bank deposits, commercial paper, U.S. agency securities, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $103.4 million as of September 30, 2016, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net losses of $32.2 million and $29.9 million in the six months ended September 30, 2016 and 2015, respectively. At September 30, 2016, we had an accumulated deficit of $231.3 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
To manage this growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

•
effectively attracting, training, integrating, and retaining a large number of new employees, particularly members of our sales and marketing teams and employees and consultants in jurisdictions outside of the United States;

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
If we are not able to develop enhancements to our products, increase adoption and usage of our products, and introduce new products and capabilities that achieve market acceptance, our business could be harmed. *
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The success of any enhancement or new products depends on several factors, including timely completion, adequate quality testing, introduction, and market acceptance. For example, we expect the general release of our New Relic Infrastructure offering prior to the end of the calendar year. This or any other products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. If we are unable to successfully enhance our existing products to meet customer requirements, increase adoption and usage of our products, or develop new products, our business and operating results will be harmed.
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
We have limited experience with respect to determining the optimal prices and pricing structures for our products. *
We expect that we may need to change our pricing model from time to time, including as a result of global economic conditions, reductions in our customers’ spending levels generally or changes in how computing infrastructure is broadly consumed. Similarly, as we introduce new products or services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products. We recently announced a supplemental cloud pricing structure that we believe will be complementary to our existing host-based pricing. There is no guarantee that we will be successful in growing our customer base and revenue or maintaining our existing customer base and revenue as a result of this new structure. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business.
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the six months ended September 30, 2016, sales and marketing expenses represented 65% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically had success selling our products to small and medium-sized businesses and we have only within the last couple years focused on selling our products to larger organizations. We have expanded and are continuing to expand our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful continuing to attract and maintain these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and medium-sized businesses as customers. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. In late 2015, the EU-US Safe Harbor mechanism for data transfer from the EU to the US was invalidated. While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses and applying for EU-US Privacy Shield certification, the efficacy of these mechanisms remain uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in early 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
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
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed. *
The market for application and infrastructure performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	performance monitoring providers such as AppDynamics, Inc., Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc., CA, Inc., Riverbed Technology, Inc., and SAP SE; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., Google Inc., and Webtrends Inc.
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
If we fail to enhance our brand, or to do so in a cost-effective manner, our ability to expand our customer adoption will be impaired and our financial condition may suffer. *
We believe that our development of the New Relic brand is critical to achieving widespread awareness of our existing and future Digital Intelligence solutions, and, as a result, is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, including our ability to do so in a cost-effective manner, and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
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
We may be sued by third parties for alleged infringement of their proprietary rights. *
There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. See Part II, Item 1 “Legal Proceedings.” In the future, we may receive claims that our products, platform capabilities, and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and platform capabilities, or require that we comply with other unfavorable terms.
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market for Digital Intelligence products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2016, we had four pending patent applications and no issued patents. Despite our pending patent applications, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
The revenue growth and potential profitability of our business depends on demand for software applications and products generally, and application performance monitoring and our other Digital Intelligence offerings specifically. In addition, our revenue is dependent on the number of users of our products and the degree of adoption of such users with respect to our Digital Intelligence products and platform capabilities. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.
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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $40.13 to $20.38 through September 30, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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
Our directors and officers and their respective affiliated entities beneficially own in the aggregate 39.9% of our outstanding voting stock and are able to exert significant control over matters subject to stockholder approval. *
As of September 30, 2016, our directors and officers and their respective affiliated entities beneficially owned in the aggregate approximately 39.9% of our outstanding voting stock, including 20.6% beneficially held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to exert significant control in connection with elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

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

NEW RELIC, INC.
Date:	November 7, 2016
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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