Form 10-Q
period 2016-12-31
NEW RELIC, INC.
filed 2017-02-08
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 25, 2017, there were 52,784,330 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31,	March 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$80,170	$65,914
Short-term investments	115,406	125,414
Accounts receivable, net of allowance for doubtful accounts of $790 and $664, respectively	38,698	32,514
Prepaid expenses and other current assets	7,768	6,109
Total current assets	242,042	229,951
Property and equipment, net	49,329	40,147
Restricted cash	8,115	8,115
Goodwill	11,828	11,828
Intangible assets, net	2,896	3,661
Other assets	1,973	742
Total assets	$316,183	$294,444
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,205	$4,450
Accrued compensation and benefits	15,352	11,631
Other current liabilities	5,237	4,725
Deferred revenue	91,863	72,397
Total current liabilities	119,657	93,203
Deferred rent, non-current	8,551	4,658
Deferred revenue, non-current	1,029	2,326
Other liabilities, non-current	630	1,024
Total liabilities	129,867	101,211
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2016 and March 31, 2016; 52,969 shares and 50,241 shares issued at December 31, 2016 and March 31, 2016, respectively; and 52,709 shares and 49,981 shares outstanding at December 31, 2016 and March 31, 2016, respectively	53	50
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	431,762	392,511
Accumulated other comprehensive income (loss)	(65)	22
Accumulated deficit	(245,171)	(199,087)
Total stockholders’ equity	186,316	193,233
Total liabilities and stockholders’ equity	$316,183	$294,444
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue	$68,096	$47,744	$190,143	$128,817
Cost of revenue	12,627	9,744	36,060	26,562
Gross profit	55,469	38,000	154,083	102,255
Operating expenses:
Research and development	14,377	12,015	45,087	31,385
Sales and marketing	43,458	35,153	122,626	93,201
General and administrative	11,578	9,070	32,647	26,014
Total operating expenses	69,413	56,238	200,360	150,600
Loss from operations	(13,944)	(18,238)	(46,277)	(48,345)
Other income (expense):
Interest income	325	158	796	448
Interest expense	(21)	(20)	(63)	(47)
Other expense, net	(280)	(163)	(517)	(196)
Loss before income taxes	(13,920)	(18,263)	(46,061)	(48,140)
Income tax provision (benefit)	(37)	92	23	153
Net loss	$(13,883)	$(18,355)	$(46,084)	$(48,293)
Net loss per share, basic and diluted	$(0.27)	$(0.37)	$(0.90)	$(1.01)
Weighted-average shares used to compute net loss per share, basic and diluted	52,328	48,953	51,297	48,001
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net loss	$(13,883)	$(18,355)	$(46,084)	$(48,293)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(86)	(213)	(87)	(186)
Comprehensive loss	$(13,969)	$(18,568)	$(46,171)	$(48,479)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss:	$(46,084)	$(48,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,356	11,058
Stock-based compensation expense	23,719	16,603
Other	822	817
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(6,478)	(10,010)
Prepaid expenses and other assets	(1,651)	(1,265)
Accounts payable	1,125	859
Accrued compensation and benefits and other liabilities	3,307	4,068
Deferred revenue	18,169	28,750
Deferred rent	3,052	199
Net cash provided by operating activities	9,337	2,786
Cash flows from investing activities:
Purchases of property and equipment	(16,601)	(8,119)
Acquisition of business, net of cash acquired	—	(5,498)
Increase in restricted cash	—	(3,400)
Purchases of short-term investments	(116,285)	(80,046)
Proceeds from sale and maturity of short-term investments	126,113	55,692
Capitalized software development costs	(3,075)	(5,316)
Net cash used in investing activities	(9,848)	(46,687)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	2,504	—
Proceeds from exercise of employee stock options	12,263	10,545
Net cash provided by financing activities	14,767	10,545
Net increase (decrease) in cash and cash equivalents	14,256	(33,356)
Cash and cash equivalents, beginning of period	65,914	105,257
Cash and cash equivalents, end of period	$80,170	$71,901
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$226	$76
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$—	$6,777
Property and equipment purchased but not yet paid	$2,534	$1,227
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
Concentration of Risk—There were no customers that represented more than 10% of the Company’s accounts receivable balance as of December 31, 2016 or March 31, 2016. There were no customers that individually exceeded 10% of the Company’s revenue during the three and nine months ended December 31, 2016 or 2015.
Short-term Investments—Short-term investments consist of commercial paper, certificates of deposit, U.S. treasury securities, U.S. agency securities, and corporate notes and bonds and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of December 31, 2016 and March 31, 2016.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of December 31, 2016.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through December 31, 2016, the Company did not have any goodwill impairment.
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
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company in the fiscal year beginning April 1, 2017. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statements of cash flows. This standard is effective for the Company in the fiscal year beginning April 1, 2018; early adoption is permitted. Adoption will be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

The acquisition also included an obligation to issue up to 98,115 shares of the Company's common stock, with an aggregate grant date fair value of $3.8 million, to certain employees of Opsmatic, contingent upon their continuous employment with the Company. As such, compensation expense is being recorded on a straight-line basis over the requisite service period of 30 months. As of December 31, 2016, 69,291 of these shares were issued, 35,913 of which were subject to repurchase by the Company.

3.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2016 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$36,611	$—	$—	$36,611
Certificates of deposit	—	11,054	—	11,054
Commercial paper	—	32,602	—	$32,602
Corporate notes and bonds	—	5,856	—	5,856
U.S. treasury securities	8,789	—	—	$8,789
U.S. government agencies	—	67,300	—	67,300
Restricted cash - money market funds	8,115	—	—	$8,115
Total	$53,515	$116,812	$—	$170,327
Included in cash and cash equivalents				$46,806
Included in short-term investments				$115,406
Included in restricted cash				$8,115

	Fair Value Measurements as of March 31, 2016

	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$36,118	$—	$—	$36,118
Corporate notes and bonds	—	15,933	—	15,933
U.S. treasury securities	2,297	—	—	2,297
U.S. government agencies	—	107,184	—	107,184
Restricted cash - money market funds	8,115	—	—	8,115
Total	$46,530	$123,117	$—	$169,647
Included in cash and cash equivalents				$36,118
Included in short-term investments				$125,414
Included in restricted cash				$8,115
There were no transfers between fair value measurement levels during the nine months ended December 31, 2016 and 2015.
Gross unrealized gains or losses for cash equivalents and short-term investments as of December 31, 2016 and March 31, 2016 were not material. As of December 31, 2016 and March 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of December 31, 2016 and March 31, 2016 (in thousands):

	December 31, 2016	March 31, 2016
Due within one year	$99,964	$103,822
Due within one to two years	15,442	21,592
Total	$115,406	$125,414
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
Computers, software, and equipment	$6,967	$4,835
Site operation equipment	21,774	14,793
Furniture and fixtures	1,762	917
Leasehold improvements	30,528	22,217
Capitalized software development costs	31,512	28,054
Total property and equipment	92,543	70,816
Less: accumulated depreciation and amortization	(43,214)	(30,669)
Total property and equipment, net	$49,329	$40,147
Depreciation and amortization expense related to property and equipment was $4.6 million and $3.7 million for the three months ended December 31, 2016 and 2015, respectively, and $12.6 million and $10.2 million for the nine months ended December 31, 2016 and 2015, respectively.

5.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the nine months ended December 31, 2016.
Purchased intangible assets subject to amortization as of December 31, 2016 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(2,004)	$2,896
Customer relationships	100	(100)	—
Other intangible assets	300	(300)	—
	$5,300	$(2,404)	$2,896

Purchased intangible assets subject to amortization as of March 31, 2016 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(1,339)	$3,561
Customer relationships	100	(75)	25
Other intangible assets	300	(225)	75
	$5,300	$(1,639)	$3,661
Amortization expense of purchased intangible assets was $0.2 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively, and $0.7 million and $0.9 million for the nine months ended December 31, 2016 and 2015, respectively.

Estimated future amortization expense as of December 31, 2016 is as follows (in thousands):

2017 (remaining 3 months)	$397
2018	1,187
2019	787
2020	525
$2,896

6.    Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2017 through 2023.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of December 31, 2016 and March 31, 2016, $9.4 million and $5.1 million was recorded as deferred rent, respectively.
Rent expense, net of sublease income, for operating leases was $2.4 million and $1.7 million for the three months ended December 31, 2016 and 2015, respectively, and $7.3 million and $4.7 million for the nine months ended December 31, 2016 and 2015, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2017 (remaining 3 months)	$2,558
2018	10,252
2019	10,446
2020	10,736
2021	7,606
Thereafter	15,681
Total minimum future lease payments	$57,279

Purchase Commitments—As of December 31, 2016 and March 31, 2016, the Company had purchase commitments of $24.9 million and $11.9 million, respectively, for specific contractual services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of December 31, 2016. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of December 31, 2016.
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
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. The first offering period under the ESPP commenced on August 15, 2015. For each of the three months ended December 31, 2016 and 2015, no shares of common stock were purchased under the ESPP. For the nine months ended December 31, 2016, 118,658 shares of common stock were purchased under the ESPP. For the nine months ended December 31, 2015, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $0.5 million and $0.3 million for the three months ended December 31, 2016 and 2015, respectively, and $1.4 million and $0.5 million for the nine months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there were 1,741,172 shares available for issuance under the ESPP.
2008 Equity Incentive Plan—The Company’s board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) in February 2008. The 2008 Plan was terminated in connection with the Company’s initial public offering (“IPO”), and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company's board of directors. As of December 31, 2016, there were 8,084,490 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the nine months ended December 31, 2016 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2016	7,050	$13.20	6.5	$95,326	1,549	$29.73	3.1	$40,387
Stock options granted	327	27.64
RSUs granted					1,252	28.13
Stock options exercised	(2,141)	5.73		57,782
RSUs vested					(439)	29.56
Stock options canceled/forfeited	(305)	19.61
RSUs canceled/forfeited					(282)	28.99
Outstanding - December 31, 2016	4,931	$17.01	7.2	$58,792	2,080	$28.90	3.0	$58,762
Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $8.1 million and $6.4 million for the three months ended December 31, 2016 and 2015, respectively, and $23.7 million and $16.6 million for the nine months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense attributed to cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cost of revenue	$475	$333	$1,369	$893
Research and development	2,390	1,684	7,453	4,223
Sales and marketing	3,479	2,588	9,650	6,634
General and administrative	1,774	1,751	5,247	4,853
Total stock-based compensation expense	$8,118	$6,356	$23,719	$16,603
As of December 31, 2016, unrecognized stock-based compensation cost related to outstanding unvested stock options was $21.6 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years. As of December 31, 2016, unrecognized stock-based compensation cost related to outstanding unvested stock units was $56.1 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

8.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely.
The Company recorded an income tax benefit of $37,000 and an income tax provision of $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and an income tax provision of $23,000 and $0.2 million for the nine months ended December 31, 2016 and 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three and nine months ended December 31, 2016, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three and nine months ended December 31, 2016 may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits of the U.S. losses incurred during the three and nine months ended December 31, 2016. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.

9.    Net Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and nine months ended December 31, 2016 and 2015, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(13,883)	$(18,355)	$(46,084)	$(48,293)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	52,328	48,953	51,297	48,001
Net loss per share—basic and diluted	$(0.27)	$(0.37)	$(0.90)	$(1.01)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2016	2015
Options to purchase common stock	4,931	7,577
Common stock reserved for issuance in connection with acquisition	43	90
Restricted stock units	2,080	1,501
ESPP shares	104	67
	7,158	9,235

10.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
United States	$46,084	$32,041	$128,806	$86,229
EMEA	13,036	9,045	36,043	24,726
APAC	5,080	3,741	14,443	9,945
Other	3,896	2,917	10,851	7,917
Total revenue	$68,096	$47,744	$190,143	$128,817
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2016 and March 31, 2016.

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
Since our formation in 2007, we have invested in building an integrated platform that enables organizations to collect, store, and analyze massive amounts of data from their software in real time. We launched our first product offering, New Relic APM (Application Performance Management), in 2008. Since then, we have broadened our product offerings to support a wide variety of programming languages and frameworks and have added a number of additional products and platform capabilities that now form the New Relic Digital Intelligence Platform. In 2011, we released New Relic Servers to provide server monitoring for the cloud and data centers. In 2013, we released New Relic Mobile to support mobile by providing native mobile application performance management for the iOS and Android mobile operating systems. In 2014, we released New Relic Browser to improve browser-side performance, New Relic Synthetics to enable our users to test their software through simulated usage and New Relic Insights to leverage big data analytics. In December 2015, we expanded the New Relic Insights offering by including eight days of event data retention with paid subscriptions of our New Relic APM, New Relic Browser, and New Relic Mobile products. In November 2016, we launched New Relic Infrastructure, which we designed to provide real-time visibility into critical configuration changes that affect a company’s cloud infrastructure, and intelligently alert users so they can troubleshoot problems and reduce downtime. Due to the ratable recognition of subscription revenue, we do not expect New Relic Infrastructure to have a material impact on our fiscal 2017 revenue.
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
We have grown rapidly in recent periods, with revenue for the three months ended December 31, 2016 and 2015 of $68.1 million and $47.7 million, respectively, representing year-over-year growth of 43%. For the nine months ended December 31, 2016 and 2015, our revenue was $190.1 million and $128.8 million, respectively, representing year-over-year growth of 48%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $13.9 million and $18.4 million for the three months ended December 31, 2016 and 2015, respectively, and $46.1 million and $48.3 million for the nine months ended December 31, 2016 and 2015, respectively. Our accumulated deficit as of December 31, 2016 was $245.2 million.
Our employee headcount has increased to 1,032 employees as of December 31, 2016 from 870 employees as of December 31, 2015, and our number of paid business accounts increased to 14,915 from 13,126 over the same period, and we plan to continue to aggressively invest in the growth of our business to take advantage of our market opportunity. We also intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations.
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA, Asia-Pacific, or APAC, and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 7%, and 6%, respectively, of our revenue for the three months ended December 31, 2016, and 19%, 8%, and 6%, respectively, of our revenue for the three months ended December 31, 2015. Our revenue from the EMEA, APAC, and other non-U.S. regions constituted 19%, 8%, and 6%, respectively, of our revenue for each of the nine months ended December 31, 2016 and 2015. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. At the same time, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. For instance, the European Union’s data protection landscape is currently unstable, resulting in possible significant operational costs and risk to our business with customers impacted by these requirements. Due to the uncertainty of interpretation and application of privacy and data protection laws, along with contractually imposed industry standards, these requirements may be interpreted and applied in a manner inconsistent with our current data management practices, which may, among other things, limit or decrease customer adoption and retention, expose us to additional liabilities in connection with compliance and related requirements, and harm our business and operating results.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $5,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 14,915 paid business accounts as of December 31, 2016. We expect the rate at which we add paid business accounts to decrease over time as we scale our business, but it may fluctuate from period to period as a result of the introduction of alternative pricing options for our products or other factors.
As a subset of this metric, we believe that our number of paid business accounts with annual recurring revenue over $5,000 is one indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 6,349 paid business accounts with annual recurring revenue over $5,000 as of December 31, 2016, which was a 13.8% increase compared to 5,581 paid business accounts with annual recurring revenue over $5,000 as of December 31, 2015. We believe this increase reflects our continued focus of a greater proportion of our sales and marketing efforts on mid-market and enterprise customers, which would result in an increase to the value of larger paid business accounts. We expect the rate at which we add paid business accounts with annual recurring revenue over $5,000 to decrease over time as a result of deeper penetration into the enterprise market.
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
Our annualized revenue per average paid business account for the quarter ended December 31, 2016 grew to $18,496, an increase of 25.7%, from $14,710 for the quarter ended December 31, 2015. We believe this increase reflects our continued focus on mid-market and enterprise customers. We have experienced a decrease in the rate of growth of our annualized revenue per average paid business account and we expect the decrease to continue over time as our business scales and we introduce alternative pricing options for our products.
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
Our annualized dollar-based net expansion rate declined to 124.6% for the three-month period ending December 31, 2016 from 128.7% for the three-month period ending December 31, 2015. In the period ending December 31, 2016, we saw a lower amount of upsell activity relative to our total installed base than the comparable period in the prior year. Although we drove larger upsell activity in absolute dollars during the fiscal quarter, the total installed base was larger than the comparable period in the prior year due to an increase in number of customers, which had a moderating effect on our annualized dollar-based net expansion rate.

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
Additionally, we expect our business to become more seasonal as mid-market and enterprise customers start to represent a larger percentage of our revenues. The first two quarters of each fiscal year usually have lower sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis.
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
Gross Profit and Margin
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our operations and global customer support personnel, hosting-related costs, and the amortization of capitalized software. We expect that our gross margin will decline modestly over the long term, although we expect our gross margin to fluctuate from period to period as a result of these factors.
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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, interest expense, and foreign exchange gains and losses.

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(in thousands, except per share data)
Revenue	$68,096	$47,744	$190,143	$128,817
Cost of revenue (1)	12,627	9,744	36,060	26,562
Gross profit	55,469	38,000	154,083	102,255
Operating expenses:
Research and development (1)	14,377	12,015	45,087	31,385
Sales and marketing (1)	43,458	35,153	122,626	93,201
General and administrative (1)	11,578	9,070	32,647	26,014
Total operating expenses	69,413	56,238	200,360	150,600
Loss from operations	(13,944)	(18,238)	(46,277)	(48,345)
Other income (expense):
Interest income	325	158	796	448
Interest expense	(21)	(20)	(63)	(47)
Other expense, net	(280)	(163)	(517)	(196)
Loss before income taxes	(13,920)	(18,263)	(46,061)	(48,140)
Income tax provision (benefit)	(37)	92	23	153
Net loss	$(13,883)	$(18,355)	$(46,084)	$(48,293)
Net loss per share, basic and diluted	$(0.27)	$(0.37)	$(0.90)	$(1.01)
Weighted-average shares used to compute net loss per share, basic and diluted	52,328	48,953	51,297	48,001

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(in thousands)
Cost of revenue	$475	$333	$1,369	$893
Research and development	2,390	1,684	7,453	4,223
Sales and marketing	3,479	2,588	9,650	6,634
General and administrative	1,774	1,751	5,247	4,853
Total stock-based compensation expense	$8,118	$6,356	$23,719	$16,603

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	19	20	19	21
Gross profit	81	80	81	79
Operating expenses:
Research and development (1)	21	25	24	24
Sales and marketing (1)	64	74	64	72
General and administrative (1)	17	19	17	20
Total operating expenses	102	118	105	116
Loss from operations	(21)	(38)	(24)	(37)
Other income (expense):
Interest income	1	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss before income taxes	(20)	(38)	(24)	(37)
Income tax provision (benefit)	—	—	—	—
Net loss	(20%)	(38%)	(24%)	(37%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	4	3	4	3
Sales and marketing	5	5	5	5
General and administrative	2	4	2	4
Total stock-based compensation expense	12%	13%	12%	13%
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
United States	$46,084	$32,041	$14,043	44%	$128,806	$86,229	$42,577	49%
EMEA	13,036	9,045	3,991	44%	36,043	24,726	11,317	46%
APAC	5,080	3,741	1,339	36%	14,443	9,945	4,498	45%
Other	3,896	2,917	979	34%	10,851	7,917	2,934	37%
Total revenue	$68,096	$47,744	$20,352	43%	$190,143	$128,817	$61,326	48%
Revenue increased $20.4 million, or 43%, in the three months ended December 31, 2016 compared to the same period of 2015. The increase was a result of an increase in the number of paid business accounts, which increased from 13,126 at December 31, 2015 to 14,915 at December 31, 2016, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $4.0 million, or 44%, in the three months ended December 31, 2016 compared to the same period of 2015, and our revenue from APAC increased $1.3 million, or 36%, in the three months ended December 31, 2016 compared to the same period of 2015 as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Revenue increased $61.3 million, or 48%, in the nine months ended December 31, 2016 compared to the same period of 2015. The increase was a result of an increase in the number of paid business accounts, which increased from 13,126 at December 31, 2015 to 14,915 at December 31, 2016, and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $11.3 million, or 46%, in the nine months ended December 31, 2016 compared to the same period of 2015, and our revenue from APAC increased $4.5 million, or 45%, in the nine months ended December 31, 2016 compared to the same period of 2015 as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
Cost of revenue	$12,627	$9,744	$2,883	30%	$36,060	$26,562	$9,498	36%
Cost of revenue increased $2.9 million, or 30%, in the three months ended December 31, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $1.6 million. Personnel-related costs increased by $1.3 million, driven by higher headcount.
Cost of revenue increased $9.5 million, or 36%, in the nine months ended December 31, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $4.6 million. Personnel-related costs increased by $4.5 million, driven by higher headcount. Additionally, other miscellaneous expenses increased by $0.4 million.
Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
Research and development	$14,377	$12,015	$2,362	20%	$45,087	$31,385	$13,702	44%
Research and development expenses increased $2.4 million, or 20%, in the three months ended December 31, 2016 compared to the same period of 2015. The increase was primarily a result of an increase of $2.3 million in personnel-related costs, driven by higher headcount, and a $0.1 million increase of other miscellaneous expenses.
Research and development expenses increased $13.7 million, or 44%, in the nine months ended December 31, 2016 compared to the same period of 2015. The increase was primarily a result of an increase of $12.6 million in personnel-related costs, driven by higher headcount, a $0.5 million increase in software subscription expenses, and a $0.6 million increase of other miscellaneous expenses.

Sales and Marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
Sales and marketing	$43,458	$35,153	$8,305	24%	$122,626	$93,201	$29,425	32%
Sales and marketing expenses increased $8.3 million, or 24%, in the three months ended December 31, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs of $9.6 million, driven by higher headcount. The remaining increase was primarily due to a $0.6 million increase in travel expenses, a $0.4 million increase in software subscription expenses, and a $0.5 million increase of other miscellaneous expenses. The increase was offset by a decrease in marketing programs of $2.9 million.
Sales and marketing expenses increased $29.4 million, or 32%, in the nine months ended December 31, 2016 compared to the same period of 2015. The increase was primarily a result of an increase in personnel-related costs of $24.4 million, driven by higher headcount. Facility expenses, including rent expense, increased by $4.0 million. The remaining increase was primarily due to a $2.4 million increase in travel expenses, and a $1.1 million increase in software subscription expenses. The increase was offset by a decrease in marketing programs of $2.5 million.
General and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
General and administrative	$11,578	$9,070	$2,508	28%	$32,647	$26,014	$6,633	25%
General and administrative expenses increased $2.5 million, or 28%, in the three months ended December 31, 2016 compared to the same period of 2015. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $2.2 million, driven by an increase in headcount. The remaining increase was primarily due to a $0.1 million increase in travel expenses and a $0.2 million increase of other miscellaneous expenses.
General and administrative expenses increased $6.6 million, or 25%, in the nine months ended December 31, 2016 compared to the same period of 2015. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $6.5 million, driven by an increase in headcount. The remaining increase was primarily due to a $0.1 million increase in travel expenses.
Other Income (Expense), Net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2016	2015	Amount	%	2016	2015	Amount	%

	(dollars in thousands)
Other income (expense), net	$24	$(25)	$49	196%	$216	$205	$11	5%
Other income (expense), net increased by $49,000 in the three months ended December 31, 2016 compared to the same period of 2015 and $11,000 in the nine months ended December 31, 2016 compared to the same period of 2015.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2016	2015

	(in thousands)
Cash provided by operating activities	$9,337	$2,786
Cash used in investing activities	(9,848)	(46,687)
Cash provided by financing activities	14,767	10,545
Net increase (decrease) in cash and cash equivalents	$14,256	$(33,356)
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
Operating Activities
During the nine months ended December 31, 2016, cash provided by operating activities was $9.3 million as a result of a net loss of $46.1 million, adjusted by non-cash charges of $37.9 million and a change of $17.5 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of an $18.2 million increase in deferred revenue due to increased sales of subscriptions to our products, a $3.3 million increase in accrued compensation and benefits and other liabilities, a $3.1 million increase in deferred rent, and a $1.1 million increase in accounts payable. This was partially offset by a $6.5 million increase in accounts receivable and a $1.7 million increase in prepaid expenses and other assets.
During the nine months ended December 31, 2015, cash provided by operating activities was $2.8 million as a result of a net loss of $48.3 million, adjusted by non-cash charges of $28.5 million and a change of $22.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $28.8 million increase in deferred revenue due to increased sales of subscriptions, a $4.1 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $0.9 million increase in accounts payable. This was partially offset by a $10.0 million increase in accounts receivable due to increased sales of subscriptions and a $1.3 million increase in prepaid expenses and other assets.
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2016 was $9.8 million, primarily as a result of purchases of short-term investments of $116.3 million, purchases of property and equipment of $16.6 million, and increases in capitalization of software development costs of $3.1 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $126.1 million.
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

Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2016 was $14.8 million, which was the result of proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.
Cash provided by financing activities during the nine months ended December 31, 2015 was $10.5 million, which was the result of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 6 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2016 in our Annual Report.

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2016 as compared to the critical accounting policies and estimates described in our Annual Report.
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
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard will be effective in the fiscal year beginning April 1, 2017. We are currently evaluating the effect the standard will have on our condensed consolidated financial statements.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statements of cash flows. This standard will be effective in the fiscal year beginning April 1, 2018; early adoption is permitted. Adoption will be applied on a retrospective basis to all periods presented. We are currently evaluating the effect the standard will have on our condensed consolidated financial statements.

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
Interest Rate Risk
We had cash and cash equivalents of $80.2 million as of December 31, 2016, consisting of bank deposits, commercial paper, U.S. agency securities, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $115.4 million as of December 31, 2016, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net losses of $46.1 million and $48.3 million in the nine months ended December 31, 2016 and 2015, respectively. At December 31, 2016, we had an accumulated deficit of $245.2 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. Many of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period. Subscription periods are most often one year in length, but in recent fiscal years we have secured an increased percentage of multi-year commitments with respect to new paid business accounts. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions have the right to cancel their agreements prior to the termination of the subscription term.
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
If we are not able to develop enhancements to our products, increase adoption and usage of our products, and introduce new products and capabilities that achieve market acceptance, our business could be harmed. *
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The success of any enhancement or new products depends on several factors, including timely completion, adequate quality testing, introduction, and market acceptance. For example, in November 2016 we launched our newest generally available product, New Relic Infrastructure. This or any other products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. If we are unable to successfully enhance our existing products to meet customer requirements, increase adoption and usage of our products, or develop new products, our business and operating results will be harmed.
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

We have limited experience with respect to determining the optimal prices and pricing structures for our products. *
We expect that we may need to change our pricing model from time to time, including as a result of global economic conditions, reductions in our customers’ spending levels generally or changes in how computing infrastructure is broadly consumed. Similarly, as we introduce new products or services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products. We recently announced a supplemental cloud pricing structure that we believe will be complementary to our existing host-based pricing. However, there is no guarantee that we will ultimately be successful in growing our customer base and revenue or maintaining our existing customer base and revenue as a result of its introduction. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business.
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including Internet and other online advertising. For example, during the nine months ended December 31, 2016, sales and marketing expenses represented 64% of our revenue. The effectiveness of our online advertising has varied over time and may vary in the future due to competition. Moreover, we have historically had success selling our products to small and medium-sized businesses and we have only within the last couple years focused on selling our products to larger organizations. We have expanded and are continuing to expand our marketing and sales capabilities to target larger organizations but there is no guarantee that we will be successful continuing to attract and maintain these larger organizations as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain small and medium-sized businesses as customers. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy of these mechanisms remain uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in early 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
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

•	performance monitoring providers such as AppDynamics, Inc., Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc., CA, Inc., Riverbed Technology, Inc., and SAP SE; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., Google Inc., and Webtrends Inc.
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

With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in January 2017, Cisco Systems, Inc. announced that it agreed to buy AppDynamics, Inc. and that it expected to close the transaction by April 2017. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
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
Seasonality may cause fluctuations in our sales and operating results. *
We have experienced seasonality in our sales and operating results in the past, and we believe that we will increasingly experience seasonality in the future as we continue to move up-market. The first two quarters of each fiscal year usually have lower sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to up-sell existing customers. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, which tend to have a concentration of increased activity in the periods surrounding the change of the company’s fiscal year. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. Accordingly, historical patterns should not be considered indicative of our future sales activity or performance.
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
A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

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
We may be sued by third parties for alleged infringement of their proprietary rights. *
There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. For more information about these proceedings, see Part II, Item 1 “Legal Proceedings.” In the future, we may receive claims that our products, platform capabilities, and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and platform capabilities, or require that we comply with other unfavorable terms.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2016, we had four pending patent applications and no issued patents. Despite our pending patent applications, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Weakened global economic conditions may harm our industry, business, and results of operations. *
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the decision by voters in the United Kingdom to leave the European Union has resulted in significant and wide-ranging economic effects across multiple markets. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, undermine bilateral cooperation in key policy areas, and significantly disrupt trade between the United Kingdom and the European Union. In addition, a withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us.
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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $40.13 to $20.38 through December 31, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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
Our directors and officers and their respective affiliated entities beneficially own in the aggregate 32.2% of our outstanding voting stock and are able to exert significant control over matters subject to stockholder approval. *
As of December 31, 2016, our directors and officers and their respective affiliated entities beneficially owned in the aggregate approximately 32.2% of our outstanding voting stock, including 20.2% beneficially held by our founder, Chief Executive Officer, and director, Lewis Cirne. As a result, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to exert significant control in connection with elections of directors or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline. *
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our products and platform capabilities, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our products and platform capabilities or view us as a market leader.
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
In October 2016, we issued 46,590 shares of our common stock to four accredited investors as part of the consideration for our October 2014 acquisition of Ducksboard. We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Regulation S promulgated under the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about our company.
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

NEW RELIC, INC.
Date:	February 7, 2017
		By:	/s/ Mark Sachleben
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