Form 10-K
period 2017-03-31
NEW RELIC, INC.
filed 2017-05-18
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36766
__________________________________________________________________
New Relic, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Delaware	26-2017431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
188 Spear Street, Suite 1200
San Francisco, California 94105
(Address of principal executive offices, including zip code)
(650) 777-7600
(Registrant’s telephone number, including area code)
__________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on September 30, 2016 as reported by the New York Stock Exchange on such date, was approximately $1,318,685,735. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of May 11, 2017, there were 53,505,815 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2017.

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

PART I

Item 1. Business
Overview
We are defining a new category of enterprise software we call digital intelligence, designed to help companies see their business more clearly. Our cloud-based platform and suite of products, which we call the New Relic Digital Intelligence Platform, enable organizations to collect, store, and analyze massive amounts of data in real time so they can better understand their application and infrastructure performance, improve their digital customer experience, and achieve business success. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, realize benefits and results. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users. IT operations teams can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. For each of these audiences - software developers, IT operations, and business users - we aim to be the first, best place to look to understand their digital business.
Digital initiatives have become critical to the success of global businesses across industries. Software is driving modern customer experiences and is found in applications and throughout the architectures on which those applications run: servers, websites, operating systems, mobile devices, and other IT assets. The use of this software generates huge volumes of data about the end-user experience, how the application is performing, as well as the health of the underlying infrastructure. Historically, organizations collected and analyzed only a small fraction of this data due to technology and business constraints, including high costs and limited benefits, except for specific use cases such as application performance management, clickstream analysis, and web traffic measurement. Legacy software products were typically customized, expensive, required training, and thus limited to business-critical applications within large organizations. As a result, the vast majority of this data has been underutilized.
Fundamental technology and business trends are enabling digital intelligence today. First, organizations around the globe are adopting digital transformation strategies to meet the demands of an increasingly digitally savvy customer base. Second, companies are increasingly adopting cloud technologies, utilizing the cloud as a new foundational architecture to support their digital business. Both of these shifts have put tremendous pressure on internal technology teams to adapt to these new business demands. And, as a result, they are adopting new agile processes and DevOps practices that enable them to move to the cloud faster, and take advantage of modern infrastructure technologies like microservices and containers, in order to accelerate their pace of innovation and responsiveness of IT to business demands.
Amidst all of these changes to people, process, and technology, we saw the opportunity for our New Relic Digital Intelligence Platform to empower technology and business users to harness data in order to see their digital business more clearly. To do that, we provide customers with our software code, called agents, to add to their applications and infrastructure quickly and easily. These intelligent agents enable our users to identify vast amounts of data they would like to have sent to our cloud-based, big data database. Our database stores and organizes the data that we receive from our users for analysis through dynamic, real-time dashboards that users can easily configure to monitor their key metrics and events and quickly make queries using simple phrases. Our unified platform and intuitive product design results in users being able to quickly receive alerts and insights into their data. With this full-stack visibility, companies can significantly improve the quality of their digital initiatives, understand how their customers are engaging with their digital business in real-time, and scale the performance of their digital initiatives to confidently meet the demand of their busiest days.
Our New Relic Digital Intelligence Platform is made up of an integrated suite of products, a powerful big data database, and an open and extensible cloud platform. All of our products have a simple user interface, and require minimal training or integration. Our products for technology users focus on software performance management and monitoring and include New Relic APM (Application Performance Management), New Relic Mobile, New Relic Browser, New Relic Synthetics, and New Relic Infrastructure. Built into the core of our technology platform, New Relic Insights provides big data analytics to both business and technology users that enable them to easily extract actionable information from the massive quantities of data flowing through their software. In addition to these products, we offer key platform capabilities in the form of alerts and plugins. New Relic’s alerts capabilities offer policy management that delivers alerts across our entire suite of products. We also offer plugin architecture including application programming interfaces, or APIs, and software development kits, or SDKs, for customers and partners to embed and extend our platform into their products. Today, there are hundreds of plugins to extend our functionality to other applications and infrastructures including Amazon Web Services, Microsoft Azure, MongoDB, and Oracle mySQL.

Our go-to-market strategy centers on creating a frictionless experience for our customers, enabling them to quickly see results and share their insights broadly across their company. We combine grassroots user adoption with both low-touch and high-touch sales approaches. Our products are easy to download and use, which allowed us to build a large base of users and smaller organizations before we even began to grow and develop our enterprise sales organization. Over time, users within larger organizations began to grow our footprint within their companies, as they often purchase our products for a specific use case and subsequently expand their use of our products. This has led many of our top customers to develop into accounts with hundreds of users across multiple roles, each accessing a common set of data through the New Relic Digital Intelligence Platform to deliver real-time visibility into the performance of their digital business. Today, we have a direct enterprise sales and support operation in order to better market to and service the enterprise market, which now represents a majority of our revenue growth.
We have achieved rapid customer adoption, high customer retention, and significant growth since our founding. For our fiscal years ended March 31, 2017, 2016, and 2015, our revenue was $263.5 million, $181.3 million, and $110.4 million, respectively, representing year-over-year growth of 45% from the fiscal year ended March 31, 2016 to the fiscal year ended March 31, 2017, and 64% from the fiscal year ended March 31, 2015 to the fiscal year ended March 31, 2016. We had net losses of $61.1 million, $67.5 million, and $50.1 million for our fiscal years ended March 31, 2017, 2016, and 2015, respectively.
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
Our Solution
We have developed the New Relic Digital Intelligence Platform suite of products, big data database, and open platform to help technology and business users make real-time, data-driven decisions to improve business and IT performance. In addition, developers and operations teams can quickly build better software, and keep it running optimally across a dynamic infrastructure - ultimately delivering better end-user experiences for their customers. Our platform enables users to collect, store, and analyze vast quantities of data flowing through and about their software.
We currently offer an integrated suite of products and platform capabilities that we continue to enhance and expand, which most notably include:

•	New Relic APM: Application performance monitoring

•	New Relic Mobile: Mobile application performance monitoring

•	New Relic Browser: End-user experience monitoring and performance monitoring

•	New Relic Synthetics: Software testing through simulated usage

•	New Relic Infrastructure: Complete visibility across dynamic infrastructure

•	New Relic Insights: Real-time big data analytics for business managers
This suite of products and platform capabilities use a common infrastructure to enable customers to:

•
Collect. Our intelligent agents are software code that developers and operations teams easily deploy into their applications and related IT infrastructure, including physical and virtual servers, browsers, and mobile devices. These agents configure automatically to their particular IT environment and securely collect and send event and performance data that is defined by the customer to our proprietary cloud database. The agents typically send this information once a minute, and are designed to cause minimal latency on the application.

•
Store. Data received from the agents deployed by our customers is stored in our highly secure and scalable cloud-based, big data database. Our database has been crafted so that our customers do not need to build or maintain their own big data solution for digital intelligence. We have optimized this database to store data as well as handle the analytics and queries that we believe are important to drive decision making. Customers can easily define which data they want to collect and store for analysis.

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

Key Elements of Our Solution

•
SaaS-Based Delivery Model. We designed our products based on cloud architecture and a SaaS delivery model. We are able to provide frequent updates to our software, enabling us to continuously improve it to reflect technology developments. This approach delivers a wide range of technology and financial benefits over on-premise architectures, including potential faster time to market, accelerated return on investment, and lower total cost of ownership for our customers.

•
Scalable, Flexible Cloud Architecture. Our customers can collectively analyze billions of data points every second. Because we built our technology with a multi-tenant cloud architecture, customers can leverage its scale to rapidly run queries and get answers—without having to build their own expensive infrastructure.

•
Flexibility to Monitor Cloud, Hybrid, and On-Premise Architectures. In addition to modern cloud architectures, our SaaS solution can monitor hybrid cloud and heterogeneous architectures, including on-premise software. Users are able to rapidly deploy our agents globally across their IT environment. New Relic Infrastructure includes native integrations with more than a dozen of the most popular services from Amazon Web Services.

•
Built for Modern Software. We support a broad range of software development languages from the widely used Java and .NET, to more modern languages such as Python, Go, and Node.js, frameworks including AngularJS, React, Ember, Backbone.js, as well as mobile operating systems, including iOS and Android. Our agents are easily embedded into applications built using all of these languages, without the need for customized coding.

•
Mobile Enabled. We provide a native mobile version of our digital intelligence products with nearly all functionality accessible and usable through mobile devices. Our products are designed to anticipate and handle the complexity of mobile architectures, such as mobile carrier performance and user location.

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

•
Integrated Suite. Our products and platform capabilities share a common design and user interface, and access the same cloud-based database structure. Users can move seamlessly among different analytic categories and use cases for their data. Users are able to easily add additional products to extend their ability to obtain insights from their same or new portions of their data.

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

•
Enterprise Grade Security. Our products are designed to be secure. By default, our data transmissions are encrypted in transit and stored in our secure tier 3 SSAE-16 certified data center. We also perform an annual SOC-2 type 2 audit. In addition, our management tools provide administrators with highly granular security controls including user provisioning, access, and privileges.

Benefits of Our Solution

•
Software Developers. Software developers and modern DevOps teams can use our products to monitor a broad range of traditional and modern development languages and frameworks. With our products, they can better monitor software performance to continuously improve it as well as fix and prevent problems. Developers can build better software, build it faster, and keep it running optimally for better end-user experiences.

•
IT Operations Users. Technology users can easily deploy our products across their IT architectures to monitor overall health and performance. They can more rapidly identify problems, isolate root causes, and address problems. Our analytics tools also enable them to prevent future issues.

•
Business Users. Line of business managers can use our products to obtain deep real-time analytics about their business. They are able to access, interact, and analyze various dimensions of massive amounts of application, customer experience, and business data to drive business outcomes when traditional on-premise solutions have struggled to keep up with the scale and variety of data. Business users are also able to easily configure their graphical dashboards of key performance indicators, or quickly make queries, without needing to wait for a data scientist to design a new report or program a new query.

Limitations of Existing Solutions
A number of legacy and emerging companies provide products to collect and analyze data for business and technology managers. However, these suffer from a range of limitations including:

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

•
Support Limited to Legacy Software. Developers using new languages and frameworks to build modern software need solutions that understand them. Most legacy solutions were built to understand COBOL, C++, Java, and .NET. However, modern languages and frameworks such as Python, Go, and Node.js represent a large and growing proportion of applications and websites. Companies of all sizes, from start-ups to the largest enterprises, require an APM solution that can monitor both legacy and modern applications.

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

•
Lack of Big Data and Analytics. Existing solutions typically use structured transactional data, representing a small and shrinking portion of performance and event data. This significantly limited the types, timeliness, and flexibility of analyses they could support. Big data analytics are typically cost prohibitive for all but the largest organizations.

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

Our Technology
Intelligent Software Agents
We have developed a library of purpose-built intelligent software agents that supports a wide variety of programming languages, mobile platforms, and operating systems. Our agent software code is deployed easily and quickly onto application servers, browsers, mobile devices, and operating systems. We currently provide intelligent software agents that support the following:

Programming Languages	Mobile Platforms	Operating Systems
.NET	Android	Linux
Java	iOS	Windows
JavaScript
Node.js
PHP
Python
Ruby
Go
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

The New Relic Digital Intelligence Platform is an integrated suite of SaaS-based products, built on top of a common technology platform. The New Relic Digital Intelligence Platform is comprised of the following products:
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

•
Reporting and Alerts. New Relic APM provides reporting and alerts functionality through standard configurations as well as customer-defined policy configurations. These alerts include application performance degradation, falling traffic, and declining user satisfaction metrics. Alerts can be delivered through a variety of channels including email, text messages, push notifications, and social channels and can be integrated with bug tracking systems and group chat applications.

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

New Relic Browser
New Relic Browser monitors the page view experiences of actual end-users for desktop and mobile browser-based applications and provides code-level diagnostics for JavaScript code running directly in the browser. Other elements of New Relic Browser include:

•
End-User Experience Monitoring. New Relic Browser monitors the page load time for user interactions, providing data on how time is spent during each page load, including network time, request queuing, document object model processing, and page rendering. Customers utilize this data to improve the user experience by implementing caching techniques, reducing asset sizes, and leveraging content delivery network services. New Relic Browser supports the next generation of web applications built with current and future single-page application, or SPA, frameworks and libraries, including AngularJS, React, Ember, and Backbone.js.

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
New Relic Infrastructure
New Relic Infrastructure is designed to give IT operations teams visibility into the health performance of their dynamic infrastructure, whether that runs in the cloud, on-premise or in a hybrid environment. It is designed to provide greater control of these environments to for our customers. Elements of New Relic Infrastructure include:

•
Precise Picture of Dynamically-Changing Systems. New Relic Infrastructure delivers real-time health metrics correlated with recent configuration changes, allowing operations teams to quickly resolve issues, scale rapidly, and deploy intelligently.

•
Move Fast and Deploy with Confidence. New Relic Infrastructure allows customers to move fast and deploy with confidence by correlating configuration changes with health metrics in real time. New Relic Infrastructure is designed with a powerful infrastructure-wide search across every host in order to enable teams to find inconsistent configurations to detect and resolve issues quickly.

•	Scale and Adapt. New Relic Infrastructure is designed to scale and adapt to diverse environments with any combination of cloud instances, microservices, containers, or traditional servers.
New Relic Insights
New Relic Insights enables technology and business users to perform real-time analysis in order to make faster, data-driven decisions about their organizations.
New Relic Insights is both a standalone product and an integrated platform feature and includes eight days of event data retention with paid subscriptions of our New Relic APM, New Relic Browser, and New Relic Mobile products. Users can query their data in either a curated or ad hoc fashion. For predictable queries that provide visibility into application performance, we offer a curated experience directly within New Relic APM, New Relic Browser and New Relic Mobile. And, to perform ad hoc, deeper investigations into an issue, we enable users to uncover the root cause through the New Relic Insights product interface.
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

•
Data Visualizations and Dashboards. New Relic Insights produces intuitive data visualizations with every query, with pre-built charts and graphs to make the analysis easier to understand and share. Dashboards automatically update and refresh in real-time by continuously executing NRQL queries. New Relic’s real-time dashboards enable teams to instantly visualize performance for a specific incident time window as well as increase the depth of information available in a single dashboard, providing for more intelligent monitoring. Additionally, hundreds of pre-built charts from across the platform can be added to any New Relic Insights dashboard with a few clicks, and as a result teams do not have to start with a blank slate. Company-wide dashboards unlock even more power for New Relic’s customers, by providing a master view of any number of business units or subsidiaries, helping teams more quickly share data across their organization and up to their executive leadership.

The New Relic Digital Intelligence Platform also features the following platform capabilities:
New Relic's Alerts
New Relic’s alerts platform is a centralized notification system that delivers alerts from across the products in the New Relic Digital Intelligence Platform. It allows users to manage alert policies and alert conditions in order to receive early notification to identify potential performance issues and take action. Other elements of New Relic’s alerts include:

•
Integration with Tools. New Relic’s alerts platform is designed to integrate easily with communication and collaboration applications like PagerDuty, Campfire, HipChat, and Slack, allowing software teams to quickly understand when critical issues arise and take action.

•	Centralized UI. New Relic’s alerts platform provides a dedicated user interface for alert configuration and incident management across New Relic products.

•
More Powerful Alerts. New Relic’s alerts platform is designed to automatically apply existing alert conditions and policies for dynamic infrastructure, in order to remove the need for manual configuration. With the ability to craft precise alerts from NRQL queries, organizations can benefit from nearly limitless flexibility and baseline alerts powered by New Relic’s cloud platform.

New Relic's Plugins Architecture
New Relic’s plugins architecture, which is currently included with New Relic APM, provides customers, partners, and third-party developers with APIs and SDKs to build plugins that extend our functionality and data into almost any application or IT environment. For example, while our focus is on supporting modern programming languages and frameworks with our agents, some customers and developers have built plugins to address custom or legacy on-premise applications and architectures. In addition, plugins can also extend the functionality and data from other applications and sources into our databases. The New Relic plugin architecture allows for hundreds of easily downloadable plugins to users. Other elements include:

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

Employees
As of March 31, 2017, we had 1,088 employees, including temporary employees. We also engage consultants. None of our employees is covered by collective bargaining agreements and we consider our relations with our employees to be good.

Operations
We host our applications and serve all our customers from data centers located in the Chicago, Illinois area and, to a lesser extent, a combination of cloud hosting providers. We utilize third parties to manage the infrastructure at our Chicago data centers. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
Research and Development
Our research and development organization is responsible for the design, development, and testing of all aspects of the New Relic Digital Intelligence Platform suite of products and platform capabilities. We invest heavily in these efforts to continuously improve, innovate, and add new features to our solutions.
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
As of March 31, 2017, we had 267 employees in our research and development organization. Our research and development expenses were $61.1 million, $46.4 million, and $24.0 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2017, we had 520 employees in our sales and marketing organization.
Sales
We sell our products to businesses of all sizes largely through our direct sales organization, with an increased focus on large enterprise companies. Our direct sales organization is organized by size of customer and geography and is focused on growing accounts and usage so as to provide our customers with a broader set of our product solutions.
Our sales organization has separate teams focused on smaller companies, mid-market organizations, and large enterprises. Our specific sales strategy is based on the size of account and the target user at an organization—software developers, business or product managers, or IT managers.
We experience increased seasonality in our sales and operating results as mid-market and enterprise customers become a larger percentage of our revenues. The first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. Over time that would lead to stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized.
Marketing
Our marketing strategy targets software developers, IT leaders, and technology executives across many industries and regions. Additionally, our events, demand generation, customer programs, corporate communications, and product marketing teams focus on building brand, engagement, and demand with our target markets. We utilize both online and offline marketing initiatives, including search engine and email marketing, online banner and video advertising, blogs, corporate communications, whitepapers, case studies, user events, sponsorships, and webinars. We believe an effective method to market our suite of products is for users to actively use and explore its capabilities. We encourage free trials of one or more of our products in order to successfully convert those accounts to paid subscriptions.

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
Partnerships and Strategic Relationships
We have built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. We also have developed close relationships with several cloud providers including Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM, Rackspace, Pivotal Cloud Foundry, and others where we collaborate to ensure our products and platform capabilities work well on applications running on their clouds. These providers offer access to our products and platform capabilities through links on their websites, refer developers and other potential users to us, and expand our marketing reach. We also have a partnership with Salesforce.com where developers using the Salesforce1 development platform can easily deploy our products and platform capabilities into their applications.
Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the applications and the programing languages used to develop applications, devices, operating systems, and technology landscape result in evolving customer requirements.
Our competitors fall into four primary categories:

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc.; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., and Google Inc.
The principal competitive factors in our market include:

•	product and platform features, architecture, reliability, security, performance, effectiveness, and supported environments;

•	product extensibility and ability to integrate with other technology infrastructures;

•	digital intelligence expertise;

•	ease of use of products and platform capabilities;

•	total cost of ownership;

•	adherence to industry standards and certifications;

•	strength of sales and marketing efforts;

•	brand awareness and reputation; and

•	focus on customer success.
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
In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2017, we had six patent applications pending and two trademark registrations for “New Relic” in the United States, as well as one Patent Cooperation Treaty application and three trademark registrations and four trademark applications for “New Relic” outside of the United States.
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
Geographic Information
For a description of our revenue and long-lived assets by geographic location, see note 13 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We have incurred net losses in each fiscal period since our inception, including net losses of $61.1 million, $67.5 million, and $50.1 million in the fiscal years ended March 31, 2017, 2016, and 2015, respectively. At March 31, 2017, we had an accumulated deficit of $260.2 million. We expect to continue to expend substantial financial and other resources on, among other things:

•	sales and marketing, including expanding our direct sales organization and marketing programs, particularly for larger customers;

•	investments in our research and development team, and the development of new products, capabilities, features, and functionality;

•	expansion of our operations and infrastructure, both domestically and internationally;

•	hiring of additional employees; and

•	general administration, including legal, accounting, and other expenses related to our growing operations and infrastructure.
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
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers’ spending levels generally. These factors may also be exacerbated to the extent our customer base continues to grow to encompass larger enterprises.
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
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the fiscal year ended March 31, 2017, sales and marketing expenses represented 64% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
If we are unable to continue to increase the sales of our solutions to large enterprises while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.
Our growth strategy is dependent, in part, upon the continued increase of sales to large enterprises. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our applications and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our applications, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
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
We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard, or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
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
We are dependent upon lead generation strategies to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that we are unable to successfully attract and grow paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for application and infrastructure performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc.; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., and Google Inc.
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
With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in March 2017, Cisco Systems, Inc. completed its purchase of AppDynamics, Inc. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
Because we recognize revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. In future periods we expect that the way in which we recognize this revenue will be impacted by Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or Topic 606. Please see the risk factor under the heading “The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations.” in this Part I, Item 1A for more information.
Seasonality may cause fluctuations in our sales and operating results.
We have experienced seasonality in our sales and operating results in the past, and we believe that we will increasingly experience seasonality in the future as we continue to target larger enterprise customers. The first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, which tend to have a concentration of increased activity in the periods surrounding the change of the company’s fiscal year. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. Accordingly, historical patterns should not be considered indicative of our future sales activity or performance.
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

In addition, we currently serve our customers from third-party data centers located in the Chicago, Illinois area and, to a lesser extent, a combination of cloud hosting providers. The continuous availability of our products and platform capabilities depends on the operations of our Chicago facilities, on our cloud hosting providers, on a variety of network service providers, on third-party vendors, and on our own site operations staff. We depend on our third-party providers’ abilities to protect our Chicago data center facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. If there are any lapses of service or damage to the facilities, we could experience lengthy interruptions in our products and platform capabilities as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers not to renew their subscriptions, any of which could harm our business.
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
We have made and will continue to make substantial investments in new equipment to support growth at our Chicago area data center hosting facilities, provide enhanced levels of products and platform capabilities to our customers, and potentially reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. We have also invested in a combination of cloud hosting providers to serve our customers for certain portions of our service. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
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
A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	unexpected changes in regulatory requirements, taxes, or trade laws;

•	regional data security and privacy laws and regulations and the unauthorized use of, or access to, commercial and personal information, particularly in the EU;

•
differing labor regulations, especially in the EU, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

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
Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. For example, our former President, Hilarie Koplow-McAdams, recently resigned as our President and announced her intention to retire in mid-June 2017. The loss of one or more of our executive officers, especially our Chief Executive Officer, Lewis Cirne, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.
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
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team, including the hiring of a new Chief People Officer in February 2017. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. For more information about these proceedings, see Part I, Item 3 “Legal Proceedings.” In the future, we may receive claims that our products, platform capabilities, and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and platform capabilities, or require that we comply with other unfavorable terms.
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
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2017, we had six patent applications pending and two trademark registrations for “New Relic” in the United States, as well as one Patent Cooperation Treaty application and three trademark registrations and four trademark applications for “New Relic” outside of the United States. Despite our pending patent applications, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs. If additional capital is not available, we may have to delay, reduce, or cease certain investments.
We may in the future require additional capital to respond to business opportunities that may arise, including the need to develop new products and platform capabilities or enhance our existing products and platform capabilities, enhance our operating infrastructure, possible acquisitions of complementary businesses and technologies, a decline in the level of subscriptions for our products, or other unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.
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
The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations.
We prepare our financial statements in accordance with GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Topic 606, which supersedes nearly all existing revenue recognition guidance under GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This new standard is effective for our interim and annual periods beginning April 1, 2018, and we expect the new standard to have a significant impact on our deferred commissions asset and the related amortization expense. We do not anticipate the new standard to have a significant impact on our revenue. We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements and our preliminary assessments are subject to change. Refer to Note 1 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the new guidance and its potential impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of the standard may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of our fiscal year ended March 31, 2017, we had U.S. federal and state net operating losses of approximately $313.8 million and $161.4 million, respectively, which may be utilized against future income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.
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
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the decision by voters in the United Kingdom to leave the EU has resulted in significant and wide-ranging economic effects across multiple markets. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, undermine bilateral cooperation in key policy areas, and significantly disrupt trade between the United Kingdom and the EU. In addition, a withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $40.13 to $20.39 through March 31, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles, such as the adoption of FASB issued Topic 606, the new revenue recognition standard;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products and platform capabilities, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	changes in our board of directors or management;

•	sales of shares of our common stock by us, our officers, directors, or other stockholders;

•	lawsuits filed or threatened against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 73,591 square feet of space under a lease that expires in July 2020. In addition to our headquarters, we lease approximately 42,201 square feet of additional office space in San Francisco under a lease that expires in October 2023. Our San Francisco offices include sales, marketing, business operations, and executive offices. In addition to our San Francisco offices, we lease space in Portland, Oregon as our primary research and development office under a lease that expires in June 2023. We also lease space in Dublin, Ireland for our European headquarters, which includes sales, customer support and business operations, and Barcelona, Spain, where we conduct additional research and development operations.
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
Our common stock began trading on the New York Stock Exchange under the symbol “NEWR” on December 12, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for trading days during the periods indicated:

Fiscal Year Ended March 31, 2016	High	Low
First Quarter	$35.97	$30.26
Second Quarter	$39.99	$30.56
Third Quarter	$40.13	$33.17
Fourth Quarter	$36.23	$20.39
Fiscal Year Ended March 31, 2017	High	Low
First Quarter	$32.71	$23.55
Second Quarter	$38.72	$28.76
Third Quarter	$38.47	$27.85
Fourth Quarter	$40.10	$28.40
Holders of Record
As of May 11, 2017, there were 98 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 12, 2014, the date our common stock began trading on the NYSE, and its relative performance is tracked through March 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative Total Return
Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

	Base Period 12/12/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17
New Relic, Inc.	$100.00	$102.50	$102.09	$103.53	$112.12	$107.18	$76.73	$86.44	$112.74	$83.11	$109.06
S&P 500	$100.00	$102.83	$103.27	$103.04	$95.89	$102.08	$102.87	$104.82	$108.29	$111.81	$118.00
S&P Composite 1500 Information Technology	$100.00	$102.37	$103.12	$102.95	$98.19	$106.51	$108.77	$105.71	$118.74	$120.36	$134.40
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended March 31, 2017.

Item 6. Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended March 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of March 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2014 and 2013 and the consolidated balance sheet data as of March 31, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

	Year Ended March 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$263,479	$181,309	$110,391	$63,174	$29,664
Cost of revenue (1)	49,990	37,183	21,802	10,780	5,078
Gross profit	213,489	144,126	88,589	52,394	24,586
Operating expenses:
Research and development (1)	61,054	46,394	24,024	16,496	8,565
Sales and marketing (1)	168,163	129,677	89,162	58,156	28,365
General and administrative (1)	45,615	35,693	25,319	17,178	10,053
Total operating expenses	274,832	211,764	138,505	91,830	46,983
Loss from operations	(61,343)	(67,638)	(49,916)	(39,436)	(22,397)
Other income (expense):
Interest income	1,189	647	176	16	9
Interest expense	(87)	(68)	(104)	(64)	(48)
Other expense, net	(572)	(126)	(390)	(741)	(105)
Loss before income taxes	(60,813)	(67,185)	(50,234)	(40,225)	(22,541)
Income tax provision (benefit)	264	302	(85)	—	—
Net loss	$(61,077)	$(67,487)	$(50,149)	$(40,225)	$(22,541)
Net loss per share, basic and diluted (2)	$(1.18)	$(1.39)	$(1.98)	$(2.58)	$(1.49)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	51,715	48,410	25,290	15,596	15,096

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$1,847	$1,238	$591	$159	$212
Research and development	9,975	6,659	2,055	1,425	1,620
Sales and marketing	13,042	9,258	5,108	1,373	2,060
General and administrative	7,082	6,113	3,912	3,263	4,794
Total stock-based compensation expense	$31,946	$23,268	$11,666	$6,220	$8,686

(2)	See notes 1 and 11 of the notes to our consolidated financial statements for a description of how we compute net loss per share, basic and diluted.

	As of March 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$88,305	$65,914	$105,257	$19,453	$57,099
Short-term investments	118,101	125,414	95,503	—	—
Working capital	121,274	136,748	174,807	8,026	51,116
Total assets	352,269	294,444	264,711	55,208	76,907
Deferred revenue	126,404	74,723	29,309	10,359	4,970
Convertible preferred stock warrant liability	—	—	—	830	112
Total liabilities	165,425	101,211	49,841	23,956	12,229
Convertible preferred stock	—	—	—	95,917	95,917
Total stockholders’ equity (deficit)	186,844	193,233	214,870	(64,665)	(31,239)
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
Overview
We help companies see their digital business more clearly. Our cloud-based platform and suite of products, which we call the New Relic Digital Intelligence Platform, enables organizations to collect, store, and analyze massive amounts of data in real time so they can better understand their application and infrastructure performance, improve their digital customer experience, and achieve business success. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, realize benefits and results. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users. IT operations teams can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. For each of these audiences—software developers, IT operations, and business users—we aim to be the first, best place to look to understand their digital business.
We were founded in 2007 and we launched our first product offering, New Relic APM (Application Performance Management), in 2008. Since then, we have broadened our product offerings to support a wide variety of programming languages and frameworks and have added a number of additional products and platform capabilities that now form the New Relic Digital Intelligence Platform. For example, in 2013, we released New Relic Mobile to support mobile by providing native mobile application performance management for the iOS and Android mobile operating systems; in 2014, we released New Relic Browser to improve browser-side performance, New Relic Synthetics to enable our users to test their software through simulated usage and New Relic Insights to leverage big data analytics; and in 2016, we released New Relic Infrastructure to provide real-time visibility into critical configuration changes that affect a company’s cloud infrastructure.
We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. For larger mid-market and enterprise organizations, our sales team focuses on leveraging users in existing accounts to expand our product users and usage across the organization. Although enterprise organizations constitute a minority of our total paid business accounts, the revenue we receive from enterprise companies is on pace to provide a majority of our overall revenue by the end of the year ended March 31, 2018.

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
We have grown rapidly in recent periods, with revenue for the year ended March 31, 2017, 2016, and 2015 of $263.5 million, $181.3 million, and $110.4 million, respectively, representing 45% growth from 2016 to 2017 and 64% growth from 2015 to 2016. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $61.1 million, $67.5 million, and $50.1 million for the years ended March 31, 2017, 2016, and 2015, respectively. Our accumulated deficit as of March 31, 2017 was $260.2 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 6%, respectively, of our revenue for the year ended March 31, 2017, 19%, 8%, and 6%, respectively, of our revenue for the year ended March 31, 2016, and 19%, 8%, and 7%, respectively, of our revenue for the year ended March 31, 2015. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,088 employees as of March 31, 2017 from 936 as of March 31, 2016 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in our research and development organization to enhance and further develop our products and platform capabilities.
While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We are continuing to incur expenses in the near term as we continue to invest in the growth of our sales and expansion of paid business accounts. However, we may not realize any long-term benefit from these investments in the growth of our business. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future. Further, our reported revenue, operating results, and cash flows for a given period may not be indicative of future results due to our limited operating history and fluctuations in the number of new employees, the rate of our expansion, the timing of expenses we incur to grow our business and operations, levels of competition, and market demand for our products.
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
Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts, Number of Paid Business Accounts with Annual Recurring Revenue over $5,000, and Number of Paid Business Accounts with Annual Recurring Revenue over $100,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We expect the rate at which we add paid business accounts to decrease over time as we scale our business, but it may fluctuate from period to period as a result of the introduction of alternative pricing options for our products or other factors. The following table summarizes the number of paid business accounts at each quarter end presented:

	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
Paid Business Accounts	15,216	14,915	14,538	14,048

Although presented with specificity in the table above, we anticipate that we will round the number of paid business accounts down to the nearest hundred in future presentations. We believe a rounded number, while still providing investors with a significant understanding of the direction of our business with respect to the factors specified above, reduces the chance that an investor could place undue importance on small changes in the number from quarter to quarter when assessing the success of our business. For example, the increase in paid business accounts in a given quarter may be moderated as a result of a successful expansion within a given enterprise if the customer had multiple operating divisions that are consolidated into a single paid business account. These consolidations could become more prevalent if our enterprise customers centralize account management.

As a subset of our paid business accounts metric, we have in previous presentations provided the number of paid business accounts with annual recurring revenue over $5,000 to investors as an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. The following table summarizes the number of paid business accounts with annual recurring revenue over $5,000 at each quarter end presented:

	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
Paid Business Accounts > $5,000	6,485	6,349	6,229	6,068
We had 6,485 paid business accounts with annual recurring revenue over $5,000 as of March 31, 2017, which was a 10.2% increase compared to 5,887 paid business accounts with annual recurring revenue over $5,000 as of March 31, 2016.
Since the introduction of this additional metric, our annualized revenue per average paid business account has greatly expanded, in significant part due to increased penetration of our existing customer base with expanded product offerings and usage as well as our success in acquiring an increased number of larger mid-market and enterprise paid business accounts. As a result, we now believe that $100,000 would be a more appropriate threshold for annual recurring revenue to show our success in acquiring and expanding our reach with larger mid-market and enterprise customers. Therefore, we intend to use this increased threshold in future presentations instead of the $5,000 threshold. The following table summarizes the number of paid business accounts with annual recurring revenue over $100,000 at each quarter end presented:

	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
Paid Business Accounts > $100,000	517	478	427	398
We had 517 paid business accounts with annual recurring revenue over $100,000 as of March 31, 2017, which was a 40.9% increase compared to 367 paid business accounts with annual recurring revenue over $100,000 as of March 31, 2016. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. As with our total paid business accounts and our total paid business accounts with annual recurring revenue over $5,000, we expect the rate at which we add paid business accounts with annual recurring revenue over $100,000 to decrease over time as a result of deeper penetration into the enterprise market.
Percentage of Annualized Recurring Revenue from Enterprise Paid Business Accounts. We believe that our ability to increase the percentage of annualized recurring revenue from enterprise paid business accounts relative to our overall business is an important indicator of our success with respect to our focus in recent periods to improve our market penetration with enterprise companies. We define an enterprise paid business account as a paid business account that we measure to have over 1,000 employees. The following table summarizes the percentages of annualized recurring revenue from enterprise paid business accounts at each quarter end presented:

	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
Percentage of Annualized Recurring Revenue from Enterprise Paid Business Accounts	46%	44%	43%	43%
Our percentage of annualized recurring revenue from enterprise paid business accounts was 46% as of March 31, 2017 compared to 42% as of March 31, 2016. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to increase over time. However, because of the size of our large installed base and potential seasonality in regard to selling into enterprise customers, we believe the percentage may not move significantly from quarter to quarter.
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
Our annualized revenue per average paid business account for the quarter ended March 31, 2017 grew to $19,471, an increase of 23.5%, from $15,761 for the quarter ended March 31, 2016. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced a decrease in the rate of growth of our annualized revenue per average paid business account and we expect the decrease to continue over time as our business scales and we introduce alternative pricing options for our products. Going forward, we expect to round down the annualized revenue per average paid business account to the nearest $500 for the same reasons that we anticipate rounding the number of paid business accounts in future presentations.
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
The following table summarizes our annualized dollar-based net expansion rate for each quarter:

	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
Annualized Dollar-Based Net Expansion Rate	132.9%	124.6%	116.3%	118.2%

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
Our annualized dollar-based net expansion rate declined to 132.9% for the three-month period ending March 31, 2017 from 139.7% for the three-month period ending March 31, 2016. In the period ending March 31, 2017, we saw a lower amount of upsell activity relative to our total installed base than the comparable period in the prior year. Although we drove larger upsell activity in absolute dollars during the fiscal quarter, the total installed base was larger than the comparable period in the prior year due to an increase in number of customers, which had a moderating effect on our annualized dollar-based net expansion rate.
Key Components of Results of Operations
Revenue
We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time has been relatively low. As we have increased our sales to larger organizations, we have increasingly been invoicing our customers on a less frequent basis, and therefore, we expect our deferred revenue to continue to increase on a year-over-year basis.
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

Results of Operations For Fiscal Years Ended March 31, 2017, 2016, and 2015
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$263,479	$181,309	$110,391
Cost of revenue (1)	49,990	37,183	21,802
Gross profit	213,489	144,126	88,589
Operating expenses:
Research and development (1)	61,054	46,394	24,024
Sales and marketing (1)	168,163	129,677	89,162
General and administrative (1)	45,615	35,693	25,319
Total operating expenses	274,832	211,764	138,505
Loss from operations	(61,343)	(67,638)	(49,916)
Other income (expense):
Interest income	1,189	647	176
Interest expense	(87)	(68)	(104)
Other expense, net	(572)	(126)	(390)
Loss before income taxes	(60,813)	(67,185)	(50,234)
Income tax provision (benefit)	264	302	(85)
Net loss	$(61,077)	$(67,487)	$(50,149)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$1,847	$1,238	$591
Research and development	9,975	6,659	2,055
Sales and marketing	13,042	9,258	5,108
General and administrative	7,082	6,113	3,912
Total stock-based compensation expense	$31,946	$23,268	$11,666

	Year Ended March 31,
	2017	2016	2015
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue (1)	19	20	20
Gross profit	81	80	80
Operating expenses:
Research and development (1)	23	25	21
Sales and marketing (1)	64	72	81
General and administrative (1)	17	20	23
Total operating expenses	104	117	125
Loss from operations	(23)	(37)	(45)
Other income (expense):
Interest income	—	—	—
Interest expense	—	—	—
Other expense, net	—	—	—
Income tax provision (benefit)	(23)	(37)	(45)
Benefit from income taxes	—	—	—
Net loss	(23%)	(37%)	(45%)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2017	2016	2015
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%
Research and development	4	4	2
Sales and marketing	5	5	5
General and administrative	2	3	4
Total stock-based compensation expense	12%	13%	12%
Revenue

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
United States	$178,727	$121,588	$57,139	47%	$121,588	$73,416	$48,172	66%
EMEA	49,825	34,602	15,223	44%	34,602	21,043	13,559	64%
APAC	19,887	14,118	5,769	41%	14,118	8,732	5,386	62%
Other	15,040	11,001	4,039	37%	11,001	7,200	3,801	53%
Total revenue	$263,479	$181,309	$82,170	45%	$181,309	$110,391	$70,918	64%
Revenue increased $82.2 million, or 45%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. The increase was primarily due to an increase in product adoption by existing paid business accounts, and to a lesser extent from an increase in number of paid business accounts. The number of paid business accounts increased to 15,216 at March 31, 2017 from 13,518 at March 31, 2016. Our revenue from EMEA increased $15.2 million, or 44%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016, and our revenue from APAC increased $5.8 million, or 41%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
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
Cost of Revenue

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$49,990	$37,183	$12,807	34%	$37,183	$21,802	$15,381	71%
Cost of revenue increased $12.8 million, or 34%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, as well as an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $6.5 million, driven by higher headcount, and hosting-related costs and payment processing fees increased by $3.1 million, primarily due to increased operating costs to support revenue growth. Depreciation expense and amortization expense increased by $2.7 million, and software costs and other miscellaneous expenses increased by $0.5 million.
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
Research and Development

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$61,054	$46,394	$14,660	32%	$46,394	$24,024	$22,370	93%
Research and development expenses increased $14.7 million, or 32%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. The increase was primarily a result of an increase in personnel-related costs of $13.0 million driven by an increase in headcount, an increase of $0.8 million in software subscription expenses and depreciation expenses, and $0.9 million in other miscellaneous expenses.
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

Sales and Marketing

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$168,163	$129,677	$38,486	30%	$129,677	$89,162	$40,515	45%
Sales and marketing expenses increased $38.5 million, or 30%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. The increase was primarily a result of an increase of personnel-related costs of $32.3 million, allocated costs, including facilities, of $5.5 million, and travel expenses of $3.2 million, driven by higher headcount and an increase of sales commissions due to revenue growth. The remaining increase was due to software subscription expenses of $1.5 million. The increase was offset by a decrease of $4.0 million in marketing programs.
Sales and marketing expenses increased $40.5 million, or 45%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The increase was primarily a result of an increase of personnel-related costs of $29.8 million and travel expenses of $2.5 million, driven by higher headcount and an increase of sales commissions due to revenue growth. Additionally, the increase was also due in part to the growth in our marketing programs of $4.6 million from tradeshows and sponsorships, which are related to our marketing efforts to expand brand awareness. The remaining increase was due to an increase in consultant expenses of $1.8 million, an increase in software subscription expenses of $1.6 million, and an increase in other miscellaneous expenses of $0.2 million.
General and Administrative

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$45,615	$35,693	$9,922	28%	$35,693	$25,319	$10,374	41%
General and administrative expenses increased $9.9 million, or 28%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. The increase was primarily a result of an increase in personnel-related costs of $9.6 million, driven by an increase in headcount, and a $0.3 million increase related to outside services due to our growing operations and infrastructure.
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
Other Income (Expense), Net

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
	(dollars in thousands)
Other income (expense), net	$530	$453	$77	17%	$453	$(318)	$771	242%
Other income, net increased by $77,000, or 17%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. The increase was primarily a result of an increase in interest income.
Other income, net increased $0.8 million, or 242%, in the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The increase was primarily a result of an increase in interest income.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended March 31, 2017, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full fiscal year or any future period.

	Three Months Ended
	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
	(in thousands, except per share data)
Revenue	$73,336	$68,096	$63,440	$58,607	$52,492	$47,744	$42,928	$38,145
Cost of revenue (1)	13,930	12,627	11,778	11,655	10,621	9,744	8,952	7,866
Gross profit	59,406	55,469	51,662	46,952	41,871	38,000	33,976	30,279
Operating expenses:
Research and development (1)	15,967	14,377	14,741	15,969	15,009	12,015	10,616	8,754
Sales and marketing (1)	45,537	43,458	40,382	38,786	36,476	35,153	29,365	28,683
General and administrative (1)	12,968	11,578	10,833	10,236	9,679	9,070	8,960	7,984
Total operating expenses	74,472	69,413	65,956	64,991	61,164	56,238	48,941	45,421
Loss from operations	(15,066)	(13,944)	(14,294)	(18,039)	(19,293)	(18,238)	(14,965)	(15,142)
Other income (expense):
Interest income	393	325	250	221	199	158	149	141
Interest expense	(24)	(21)	(21)	(21)	(21)	(20)	(13)	(14)
Other income (expense), net	(55)	(280)	(126)	(111)	70	(163)	(31)	(2)
Loss before income taxes	(14,752)	(13,920)	(14,191)	(17,950)	(19,045)	(18,263)	(14,860)	(15,017)
Income tax provision (benefit)	241	(37)	(61)	121	149	92	(41)	102
Net loss	$(14,993)	$(13,883)	$(14,130)	$(18,071)	$(19,194)	$(18,355)	$(14,819)	$(15,119)
Net loss per share, basic and diluted (2)	$(0.28)	$(0.27)	$(0.28)	$(0.36)	$(0.39)	$(0.37)	$(0.31)	$(0.32)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	52,991	52,328	51,328	50,224	49,644	48,953	48,150	47,190

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
	(in thousands)
Cost of revenue	$478	$475	$513	$381	$345	$333	$309	$251
Research and development	2,522	2,390	2,522	2,541	2,436	1,684	1,501	1,038
Sales and marketing	3,392	3,479	3,409	2,762	2,624	2,588	2,070	1,976
General and administrative	1,835	1,774	1,819	1,654	1,260	1,751	1,708	1,394
Total stock-based compensation expense	$8,227	$8,118	$8,263	$7,338	$6,665	$6,356	$5,588	$4,659

(2)	See notes 1 and 11 of the notes to our consolidated financial statements for a description of how we compute net loss per share, basic and diluted.

	Three Months Ended
	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)	19	19	19	20	20	20	21	21
Gross profit	81	81	81	80	80	80	79	79
Operating expenses:
Research and development (1)	22	21	23	27	29	25	25	23
Sales and marketing (1)	62	64	64	66	70	74	68	75
General and administrative (1)	18	17	17	18	18	19	21	21
Total operating expenses	102	102	104	111	117	118	114	119
Operating loss	(21)	(21)	(23)	(31)	(37)	(38)	(35)	(40)
Other income (expense):
Interest income	1	1	1	—	—	—	—	—
Interest expense	—	—	—	—	—	—	—	—
Other income (expense), net	—	—	—	—	—	—	—	—
Loss before income taxes	(20)	(20)	(22)	(31)	(37)	(38)	(35)	(40)
Income tax provision (benefit)	—	—	—	—	—	—	—	—
Net loss	(20%)	(20%)	(22%)	(31%)	(37%)	(38%)	(35%)	(40%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%	1%	1%	1%	1%
Research and development	3	4	4	4	5	3	3	3
Sales and marketing	5	5	5	5	5	5	5	5
General and administrative	2	2	3	3	2	4	4	3
Total stock-based compensation expense	11%	12%	13%	13%	13%	13%	13%	12%
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
Quarterly Expense Trends
Research and development, sales and marketing, and general and administrative expenses generally increased sequentially over the periods as we increased our headcount to support continued investment in our products, although were flat to modestly decreasing as a percent of revenue. The increase in personnel costs was related to increases in headcount, along with higher stock-based compensation expense.

Liquidity and Capital Resources

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Cash provided by (used in) operating activities	$18,928	$4,006	$(13,621)
Cash used in investing activities	(18,520)	(58,051)	(118,680)
Cash provided by financing activities	21,983	14,702	218,105
Net increase (decrease) in cash and cash equivalents	$22,391	$(39,343)	$85,804

To date, we have financed our operations primarily through private and public equity financings and customer payments for subscription services. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Operating Activities
During the fiscal year ended March 31, 2017, cash provided by operating activities was $18.9 million as a result of a net loss of $61.1 million, adjusted by non-cash charges of $51.9 million and a change of $28.1 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $51.7 million increase in deferred revenue as a result of increased sales of subscriptions, a $5.6 million increase in accrued compensation and benefits and other liabilities due to increased headcount, a $4.1 million increase in deferred rent due to new offices space, and a $0.7 million increase in accounts payable. This was partially offset by a $30.2 million increase in accounts receivable due to increased sales of subscriptions, a $3.7 million increase in prepaid expenses and other assets.
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

Investing Activities
Cash used in investing activities during the fiscal year ended March 31, 2017 was $18.5 million, primarily as a result of purchases of short-term investments of $168.9 million, purchases of property and equipment of $21.4 million, and increases in capitalization of software development costs of $4.1 million. These were offset by proceeds from the maturity of short-term investments of $175.9 million.
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
Financing Activities
Cash provided by financing activities during the fiscal year ended March 31, 2017 was $22.0 million, which was the result of proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.
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
Contractual Obligations
As of March 31, 2017, our future non-cancelable contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Operating lease obligations (1)	$54,807	$10,335	$21,184	$13,661	$9,627
Purchase obligations (2)	29,941	16,093	13,827	21	—
Total	$84,748	$26,428	$35,011	$13,682	$9,627

(1)	Consists of future minimum lease payments under non-cancelable operating leases for office space.

(2)	Consists of future minimum payments under non-cancelable purchase commitments primarily related to hosting services.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

•
Expected Term. We determine the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

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
We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option-pricing formula. Our ESPP typically provides for consecutive six-month offering periods. Prior to February 2017, we used our peer group volatility data in the valuation of ESPP shares. Beginning in February 2017, we started to use our own historical volatility data. We recognize such compensation expense on a straight-line basis over the requisite service period.
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
Software Development Costs
We capitalize certain development costs incurred in connection with our internal use software and website. These capitalized costs are primarily related to our digital intelligence tools that are hosted by us and accessed by our customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. The new guidance will be effective for us in our fiscal year beginning April 1, 2018; early adoption is permitted for the fiscal year beginning April 1, 2017. The guidance may be applied retrospectively to each prior period presented (full retrospective method), or with the cumulative effect recognized as of the date of initial adoption (modified retrospective method).
We are currently evaluating the potential changes from adopting the new standard on our financial statements and disclosures. We are in the process of implementing appropriate changes to our business processes and controls to support revenue recognition and disclosures under the new standard. Based on this evaluation, we currently intend to adopt using the full retrospective approach, however our decision has not been finalized. We will adopt the requirements of the new standard in the first quarter of fiscal year 2019. The impact of adopting the new standard on total revenues is not expected to be significant. Additionally, as we continue to assess the new standard along with industry trends and internal progress, we may adjust our implementation plan accordingly.
Under the new standard, we expect to capitalize certain sales commission costs. We anticipate the most significant impacts of adopting the new standard will primarily relate to the deferral of sales commissions, which previously were expensed as incurred, and to the incremental disclosure requirements. Under the new standard, certain commissions will be capitalized and amortized over the expected period of benefit. We have not yet concluded the amortization period of our capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. We continue to quantify the effect of these changes on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard will be effective for us in the fiscal year beginning April 1, 2019; early adoption is permitted. The amendments require a modified retrospective approach with optional practical expedients. We are currently evaluating the impact of this standard on our consolidated financial statements.
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for us in the fiscal year beginning April 1, 2017. We will adopt this new guidance in the first quarter of fiscal year 2018. Adoption will require all tax benefits in excess of stock-based compensation costs to be recorded in the consolidated statements of operations as a component of the provision for income taxes, whereas they are currently recorded in equity. This change is required to be applied prospectively to excess tax benefits resulting from settlements after the date of adoption. For excess tax benefits not previously recognized, we will be required to apply the modified retrospective method with a cumulative-effect adjustment to opening accumulated deficit. In the quarter ending June 30, 2017, we will recognize deferred tax assets for our accumulated net operating losses related to excess tax benefits that as of March 31, 2017 were not recognized. However, given the valuation allowance placed on substantially all of the deferred tax assets, the recognition upon adoption is not expected to have a material impact on our accumulated deficit.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard is effective for us in the fiscal year beginning April 1, 2020; early adoption is permitted in the fiscal year beginning April 1, 2019. We are currently evaluating the effect the standard will have on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statements of cash flows. This standard is effective for us in the fiscal year beginning April 1, 2018; early adoption is permitted. Adoption will be applied on a retrospective basis to all periods presented. We do not believe that this standard will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. This standard is effective for goodwill impairment tests performed in the fiscal year beginning April 1, 2020; early adoption is permitted. We do not believe that this standard will have a material impact on our consolidated financial statements or disclosures.
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
Interest Rate Risk
We had cash and cash equivalents of $88.3 million as of March 31, 2017, consisting of bank deposits, money market funds, commercial paper, and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $118.1 million as of March 31, 2017, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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

Item 8. Financial Statements and Supplementary Data
NEW RELIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
New Relic, Inc.
San Francisco, California
We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the "Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Relic, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 18, 2017

NEW RELIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$88,305	$65,914
Short-term investments	118,101	125,414
Accounts receivable, net of allowance for doubtful accounts of $1,117 and $664, respectively	62,032	32,514
Prepaid expenses and other current assets	8,169	6,109
Total current assets	276,607	229,951
Property and equipment, net	50,728	40,147
Restricted cash	8,115	8,115
Goodwill	11,828	11,828
Intangible assets, net	2,499	3,661
Other assets, non-current	2,492	742
Total assets	$352,269	$294,444
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,522	$4,450
Accrued compensation and benefits	15,935	11,631
Other current liabilities	7,607	4,725
Deferred revenue	125,269	72,397
Total current liabilities	155,333	93,203
Deferred rent, non-current	8,272	4,658
Deferred revenue, non-current	1,135	2,326
Other liabilities, non-current	685	1,024
Total liabilities	165,425	101,211
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2017 and March 31, 2016; 53,539 shares and 50,241 shares issued at March 31, 2017 and March 31, 2016; and 53,279 shares and 49,981 shares outstanding at March 31, 2017 and March 31, 2016	53	50
Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	447,314	392,511
Accumulated other comprehensive income (loss)	(96)	22
Accumulated deficit	(260,164)	(199,087)
Total stockholders’ equity	186,844	193,233
Total liabilities and stockholders’ equity	$352,269	$294,444
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015
Revenue	$263,479	$181,309	$110,391
Cost of revenue	49,990	37,183	21,802
Gross profit	213,489	144,126	88,589
Operating expenses:
Research and development	61,054	46,394	24,024
Sales and marketing	168,163	129,677	89,162
General and administrative	45,615	35,693	25,319
Total operating expenses	274,832	211,764	138,505
Loss from operations	(61,343)	(67,638)	(49,916)
Other income (expense):
Interest income	1,189	647	176
Interest expense	(87)	(68)	(104)
Other expense, net	(572)	(126)	(390)
Loss before income taxes	(60,813)	(67,185)	(50,234)
Income tax provision (benefit)	264	302	(85)
Net loss	$(61,077)	$(67,487)	$(50,149)
Net loss per share, basic and diluted	$(1.18)	$(1.39)	$(1.98)
Weighted-average shares used to compute net loss per share, basic and diluted	51,715	48,410	25,290
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended March 31,
	2017	2016	2015
Net loss	$(61,077)	$(67,487)	$(50,149)
Other comprehensive income (loss):
Unrealized (loss)/gain on available-for-sale securities, net of tax	(118)	7	15
Comprehensive loss	$(61,195)	$(67,480)	$(50,134)
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2014	21,357	$95,917	16,063	$16	$17,033	260	$(263)	$—	$(81,451)	$(64,665)
Issuance of Series F convertible preferred stock—net of issuance cost of $2,757	3,456	97,243	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(24,813)	(193,160)	24,886	25	193,135	—	—	—	—	193,160
Reclassification of preferred stock warrant liabilities into additional paid-in capital	—	—	—	—	912	—	—	—	—	912
Issuance of common stock upon exercise of warrants	—	—	40	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering—net of offering costs of $3,069	—	—	5,750	6	119,918	—	—	—	—	119,924
Issuance of common stock for acquisition of Few Ducks, S.L.	—	—	108	—	1,627	—	—	—	—	1,627
Issuance of common stock for acquisition of Few Ducks, S.L.—Escrow Shares	—	—	—	—	188	—	—	—	—	188
Issuance of common stock upon exercise of stock options	—	—	490	—	1,209	—	—	—	—	1,209
Issuance of restricted stock awards subject to vesting	—	—	40	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12,649	—	—	—	—	12,649
Other comprehensive income, net	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(50,149)	(50,149)
Balance at March 31, 2015	—	$—	47,377	$47	$346,671	260	$(263)	$15	$(131,600)	$214,870
Issuance of common stock upon exercise of stock options	—	—	2,324	3	12,518	—	—	—	—	12,521
Issuance of common stock for vested restricted stock units	—	—	166	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan			111	—	2,243	—	—	—	—	2,243
Issuance of common stock related to acquisition of business	—	—	263	—	6,777	—	—	—	—	6,777
Stock-based compensation expense	—	—	—	—	24,302	—	—	—	—	24,302
Other comprehensive income, net	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(67,487)	(67,487)
Balance at March 31, 2016	—	$—	50,241	$50	$392,511	260	$(263)	$22	$(199,087)	$193,233
Issuance of common stock upon exercise of stock options	—	—	2,474	2	16,665	—	—	—	—	16,667
Issuance of common stock for vested restricted stock units	—	—	582	1	(1)		—	—	—	—
Issuance of common stock related to employee stock purchase plan			195	—	5,283	—	—	—	—	5,283
Issuance of common stock related to acquisition of business	—	—	47	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	32,856	—	—	—	—	32,856
Other comprehensive loss, net	—	—	—	—	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	—	—	—	—	(61,077)	(61,077)
Balance at March 31, 2017	—	$—	53,539	$53	$447,314	260	$(263)	$(96)	$(260,164)	$186,844
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss:	$(61,077)	$(67,487)	$(50,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,805	15,119	9,044
Stock-based compensation expense	31,946	23,268	11,666
Other	1,125	2,420	36
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	(30,251)	(19,456)	(8,565)
Prepaid expenses and other assets	(3,658)	(1,834)	(1,449)
Accounts payable	658	(774)	1,012
Accrued compensation and benefits and other liabilities	5,550	7,205	4,790
Deferred revenue	51,681	45,414	18,948
Deferred rent	4,149	131	1,046
Net cash provided by (used in) operating activities	18,928	4,006	(13,621)
Cash flows from investing activities:
Purchases of property and equipment	(21,430)	(11,732)	(12,628)
Acquisition of business, net of cash acquired	—	(5,498)	(2,262)
Decrease (increase) in restricted cash	—	(3,492)	978
Purchases of short-term investments	(168,938)	(110,978)	(114,468)
Proceeds from sale and maturity of short-term investments	175,877	80,397	18,717
Capitalized software development costs	(4,029)	(6,748)	(9,017)
Net cash used in investing activities	(18,520)	(58,051)	(118,680)
Cash flows from financing activities:
Proceeds from issuances of preferred stock, net of issuance costs	—	—	97,243
Proceeds from initial public offering, net of issuance costs	—	—	119,924
Principal payments on debt	—	—	(271)
Proceeds from employee stock purchase plan	5,283	2,243	—
Proceeds from issuance of common stock	16,700	12,459	1,209
Net cash provided by financing activities	21,983	14,702	218,105
Net increase (decrease) in cash and cash equivalents	22,391	(39,343)	85,804
Cash and cash equivalents, beginning of period	65,914	105,257	19,453
Cash and cash equivalents, end of period	$88,305	$65,914	$105,257
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$253	$169	$91
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$—	$6,777	$1,826
Conversion and net exercise of preferred stock warrants	$—	$—	$632
Net exercise of preferred stock warrants in connection with the initial public offering	$—	$—	$280
Property and equipment purchased but not paid yet	$3,011	$828	$464
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business—New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008. The Company is a software-as-a-service provider of digital intelligence products which allow users to monitor software and infrastructure performance and measure end user activities across desktop and mobile devices with applications deployed in the cloud or in a data center. New Relic’s digital intelligence products and platform capabilities enable software developers, IT operations, and business users to better understand their digital business.
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
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of share-based awards, fair value of purchased intangible assets and goodwill, useful lives of purchased intangible assets, unrecognized tax benefits, and the capitalization and estimated useful life of the Company’s software development costs. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.
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
Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2017 or March 31, 2016.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2017.
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
Revenue Recognition—The Company generates revenue from subscription-based arrangements that allow customers to access its products. The Company recognizes revenue when all four of the following criteria are met:

•There is persuasive evidence of an arrangement.
•The subscriptions have been or are being provided to the customer.
•The amount of fees to be paid by the customer is fixed or determinable.
•The collection is reasonably assured.
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

Software Development Costs—The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to its digital intelligence tools that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases when the software is released or made available. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company capitalized $4.9 million, $7.7 million, and $10.0 million in internal use software during the fiscal years ended March 31, 2017, 2016, and 2015, respectively. Included in the capitalized development costs were $0.9 million, $1.0 million, and $1.0 million of stock-based compensation costs for the fiscal years ended March 31, 2017, 2016, and 2015, respectively. Amortization expense totaled $6.9 million, $6.7 million, and $3.9 million during the fiscal years ended March 31, 2017, 2016, and 2015, respectively. The net book value of capitalized internal use software as of March 31, 2017 and 2016, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $10.3 million and $12.6 million, respectively.
Commissions—Sales and marketing commissions are recognized as an expense at the time of the customer order. Substantially all of the effort by the sales and marketing organization is expended through the time of closing the sale.
Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $21.7 million, $25.5 million, and $25.1 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.
Operating Leases—The Company leases office space and data center facilities under operating leases. Certain lease agreements contain rent holidays, allowances, and rent escalation provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.
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
Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2017, the Company did not have any goodwill impairment.
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
Fair Value Measurements—The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.
Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company invests its excess cash in money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities with major financial institutions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. One customer accounted for 12% of the Company’s accounts receivable balance as of March 31, 2017, and no customers represented more than 10% of accounts receivable as of March 31, 2016. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2017, 2016, and 2015.
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
Net Loss Per Share—The Company calculates its basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock, common stock reserved for issuance, restricted stock units, convertible preferred stock warrants, and shares issuable pursuant to the ESPP are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.
Recent Accounting Pronouncements—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. The new guidance will be effective for the Company in its fiscal year beginning April 1, 2018; early adoption is permitted for the fiscal year beginning April 1, 2017. The guidance may be applied retrospectively to each prior period presented (full retrospective method), or with the cumulative effect recognized as of the date of initial adoption (modified retrospective method).
The Company is currently evaluating the potential changes from adopting the new standard on its financial statements and disclosures. The Company is in the process of implementing appropriate changes to its business processes and controls to support revenue recognition and disclosures under the new standard. Based on this evaluation, the Company currently intends to adopt using the full retrospective approach, however its decision has not been finalized. The Company will adopt the requirements of the new standard in the first quarter of fiscal year 2019. The impact of adopting the new standard on the

Company’s total revenues is not expected to be significant. Additionally, as the Company continues to assess the new standard along with industry trends and internal progress, the Company may adjust its implementation plan accordingly.
Under the new standard, the Company expects to capitalize certain sales commission costs. The Company anticipates the most significant impacts of adopting the new standard will primarily relate to the deferral of sales commissions, which previously were expensed as incurred, and to the incremental disclosure requirements. Under the new standard, certain commissions will be capitalized and amortized over the expected period of benefit. The Company has not yet concluded the amortization period of its capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. The Company will continue to quantify the effect of these changes on its consolidated financial statements.
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
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company in the fiscal year beginning April 1, 2017. The Company will adopt this new guidance in the first quarter of fiscal year 2018. Adoption will require all tax benefits in excess of stock-based compensation costs to be recorded in the consolidated statements of operations as a component of the provision for income taxes, whereas they are currently recorded in equity. This change is required to be applied prospectively to excess tax benefits resulting from settlements after the date of adoption. For excess tax benefits not previously recognized, the Company will be required to apply the modified retrospective method with a cumulative-effect adjustment to opening accumulated deficit. In the quarter ending June 30, 2017, the Company will recognize deferred tax assets for its accumulated net operating losses related to excess tax benefits that as of March 31, 2017 were not recognized. However, given the valuation allowance placed on substantially all of the deferred tax assets, the recognition upon adoption is not expected to have a material impact on the Company’s accumulated deficit.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard is effective for the Company in the fiscal year beginning April 1, 2020; early adoption is permitted in the fiscal year beginning April 1, 2019. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. This standard is effective for goodwill impairment tests performed by the Company in the fiscal year beginning April 1, 2020; early adoption is permitted. The Company does not believe that this standard will have a material impact on its consolidated financial statements or disclosures.

2.	Business Combination
Opsmatic, Inc.
In October 2015, the Company completed the acquisition of Opsmatic, Inc. (“Opsmatic”), a provider of live-state server configuration monitoring across dynamic cloud infrastructure, pursuant to which the Company acquired all of the capital stock of Opsmatic for $5.5 million in cash, up to 161,116 shares of the Company’s common stock, a portion of which are subject to forfeiture in the event of certain indemnification claims by the Company, and 12,008 restricted stock units (“RSUs”) with fair values of $39.15 per share, resulting in an aggregate purchase price of $12.3 million. Of the total purchase price, $2.5 million was allocated to acquired technology and an immaterial amount to net assets acquired, with the excess $9.8 million of the purchase price over the fair value of net tangible and intangible assets acquired recorded as goodwill. The Company also recognized transaction costs of approximately $0.4 million, which is included in general and administrative expense in its consolidated statements of operations for the year ended March 31, 2016. The Opsmatic technology complements the Company’s existing server and infrastructure monitoring capabilities and has an estimated useful life of 3 years. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Opsmatic were not material to the Company’s consolidated financial statements in any period presented.
The acquisition also included an obligation to issue up to 98,115 shares of the Company's common stock, with an aggregate grant date fair value of $3.8 million, to certain employees of Opsmatic, contingent upon their continuous employment with the Company. As such, compensation expense is being recorded on a straight-line basis over the requisite service period of thirty months. As of March 31, 2017, 69,291 of these shares were issued, 35,913 of which were subject to repurchase by the Company.
Few Ducks, S.L.
In October 2014, the Company closed the acquisition of Few Ducks, S.L., (“Ducksboard”), a provider of real-time dashboards for tracking business metrics from a broad set of application sources, pursuant to which the Company acquired all of the capital stock of Ducksboard for 121,493 shares of the Company’s common stock, all of which were issued upon the conclusion of the indemnity holdback period, and $2.3 million in cash resulting in an aggregate purchase price of $4.2 million. Of the total purchase price, $2.8 million was allocated to identifiable intangible assets and $0.7 million to net liabilities assumed, with the excess $2.1 million of the purchase price over the fair value of net tangible liabilities assumed and intangible assets acquired recorded as goodwill. The addition of the Ducksboard technology complements the Company’s visualization expertise and the Company believes it will readily expand the sources of data that are available to customers via the Company’s Digital Intelligence Platform. The Company accounted for the acquisition of Ducksboard as a purchase of a business. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. Pro forma revenue and results of operations have not been presented because the historical results of Ducksboard were not material to the Company’s consolidated financial statements in any period presented.
In connection with the acquisition, the Company also agreed to issue up to 128,507 shares of its common stock, with a grant date fair value of $1.9 million, to certain former employees of Ducksboard, contingent upon their continuous employment with the Company. From the date of acquisition, compensation expense is recorded straight-line over the requisite service period of three years. As of March 31, 2017, 85,156 of these shares were issued.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017 and 2016 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$36,180	$—	$—	$36,180
Commercial paper	—	5,441	—	5,441
U.S. government agencies	—	2,600	—	2,600
Short-term investments:
Certificates of deposit	—	28,210	—	28,210
Commercial paper	—	10,549	—	10,549
Corporate notes and bonds	—	17,378	—	17,378
U.S. treasury securities	11,276	—	—	11,276
U.S. government agencies	—	50,688	—	50,688
Restricted cash:
Money market funds	8,115	—	—	8,115
Total	$55,571	$114,866	$—	$170,437
Included in cash and cash equivalents				$44,221
Included in short-term investments				$118,101
Included in restricted cash				$8,115

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$36,118	$—	$—	$36,118
Short-term investments:
Corporate notes and bonds	—	15,933	—	15,933
U.S. treasury securities	2,297	—	—	2,297
U.S. government agencies	—	107,184	—	107,184
Restricted cash:
Money market funds	8,115	—	—	8,115
Total	$46,530	$123,117	$—	$169,647
Included in cash and cash equivalents				$36,118
Included in short-term investments				$125,414
Included in restricted cash				$8,115
There were no transfers between fair value measurement levels during the fiscal year ended March 31, 2017.

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of March 31, 2017 and 2016 were not significant. As of March 31, 2017 and 2016, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2017 and 2016 (in thousands):

	March 31, 2017	March 31, 2016
Due within one year	$92,874	$103,822
Due in one to two years	25,227	21,592
Total	$118,101	$125,414
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.	Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2017	March 31, 2016
Computers, software, and equipment	$7,060	$4,835
Site operation equipment	25,874	14,793
Furniture and fixtures	1,770	917
Leasehold improvements	30,586	22,217
Capitalized software development costs	32,618	28,054
Total property and equipment	97,908	70,816
Less: accumulated depreciation and amortization	(47,180)	(30,669)
Total property and equipment, net	$50,728	$40,147
Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2017, 2016, and 2015 was $17.6 million, $14.0 million, and $8.5 million, respectively.

5.	Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the fiscal year ended March 31, 2017.
Purchased intangible assets subject to amortization as of March 31, 2017 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(2,401)	$2,499
Customer relationships	100	(100)	—
Other intangible assets	300	(300)	—
	$5,300	$(2,801)	$2,499

Purchased intangible assets subject to amortization as of March 31, 2016 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(1,339)	$3,561
Customer relationships	100	(75)	25
Other intangible assets	300	(225)	75
	$5,300	$(1,639)	$3,661
Amortization expense of purchased intangible assets for the fiscal years ended March 31, 2017, 2016, and 2015 was $1.1 million, $1.1 million, and $0.5 million, respectively.

Estimated future amortization expense as of March 31, 2017 is as follows (in thousands):

2018	$1,187
2019	787
2020	525
$2,499

6.	Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2017	2016
Accrued liabilities	$3,709	$2,480
Accrued tax liabilities	975	787
Deferred rent	948	413
Other	1,975	1,045
Total other current liabilities	$7,607	$4,725

7.	Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2017 through 2023.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of March 31, 2017 and 2016, $9.2 million and $5.1 million, respectively, was recorded as deferred rent.
Rent expense, net of sublease income, for operating leases was $9.8 million, $6.4 million, and $5.2 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively. For the fiscal years ended March 31, 2017, 2016, and 2015, rent expense was offset by $0.1 million, $31 thousand, and $0.7 million of sublease income, respectively.
Future minimum lease payments under non-cancelable operating leases as of March 31, 2017 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2018	$10,335
2019	10,447
2020	10,737
2021	7,607
2022	6,054
Thereafter	9,627
Total minimum future lease payments	$54,807
Future minimum sublease income under non-cancelable operating leases is $0.1 million for the fiscal year ending March 31, 2017.
Purchase Commitments—As of March 31, 2017 and 2016, the Company had purchase commitments of $29.9 million and $11.9 million, respectively, for specific contractual services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.

On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of March 31, 2017. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of March 31, 2017.
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
Convertible preferred stock immediately prior to the conversion into common stock consisted of the following (in thousands):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Series A	7,028	7,000	$3,500
Series B	6,492	6,492	7,940
Series C	2,852	2,852	9,943
Series D	1,643	1,566	15,000
Series E	3,447	3,447	60,000
Series F	3,500	3,456	100,000
	24,962	24,813	$196,383

9.	Common Stock and Stockholders’ Equity
Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of March 31,
	2017	2016
Common stock options outstanding	4,607	7,050
RSUs outstanding	1,978	1,549
Common stock reserved for issuance in connection with acquisition	43	90
Available for future stock option and RSU grants	8,034	6,561
Available for future employee stock purchase plan awards	1,648	1,360
	16,310	16,610
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s ESPP, which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the fiscal years ended March 31, 2017 and March 31, 2016, 0.2 million shares and 0.1 million shares of common stock were purchased under the ESPP, respectively, and a total of $1.8 million and $0.9 million of stock-based compensation expense was recorded, respectively. As of March 31, 2017, 1,647,744 shares of common stock were available for issuance under the ESPP.
2008 Equity Incentive Plan—The Company’s board of directors adopted the 2008 Equity Incentive Plan, or the 2008 Plan, in February 2008. The 2008 Plan was terminated in connection with the Company’s IPO, and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the "2014 Plan"), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company's board of directors. As of March 31, 2017, there were 8,033,841 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the fiscal year ended March 31, 2017 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—April 1, 2016	7,050	$13.20	6.5	$95,326	1,549	$29.73	3.1	$40,387
Stock options granted	402	28.93
RSUs granted					1,384	28.75
Stock options exercised	(2,474)	6.74		65,263
RSUs vested					(582)	29.19
Stock options canceled/forfeited	(371)	20.15
RSUs canceled/forfeited					(373)	29.11
Outstanding - March 31, 2017	4,607	$17.49	7.1	$90,339	1,978	$29.32	2.8	$73,309
Options vested and expected to vest - March 31, 2017	4,591	$17.45	7.1	$90,232
Options vested and exercisable - March 31, 2017	2,722	$13.96	6.6	$62,943
RSUs expected to vest - March 31, 2017					1,919	$29.36		$71,134
The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2017, 2016, and 2015 was $12.75, $14.41, and $9.20, respectively. Intrinsic value of options exercised during the fiscal years ended March 31, 2017, 2016, and 2015 was $65.3 million, $65.6 million, and $8.7 million, respectively. The total fair value of RSUs vested during the fiscal years ended March 31, 2017 and 2016 was $17.1 million and $5.5 million, respectively. There were no RSUs vested during the fiscal year ended March 31, 2015.
Aggregate intrinsic value for options and RSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2017 was $37.07.
Employee Stock Options and ESPP Valuation—The Company estimates the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted and ESPP shares to be issued during the fiscal years ended March 31, 2017, 2016, and 2015 were as follows:

Stock Options:
	Year Ended March 31,
	2017	2016	2015
Expected term (years)	5 - 6	6	5 - 6
Expected volatility	46 - 47%	45 - 47%	45 - 51%
Risk-free interest rate	0.21 - 2.17%	1.39 - 1.93%	1.40 - 2.01%
Dividend yield	—	—	—

ESPP:
	Year Ended March 31,
	2017	2016	2015
Expected term (years)	0.5	0.5	—
Expected volatility	37 - 44%	35 - 54%	—
Risk-free interest rate	0.46 - 0.67%	0.25 - 0.42%	—
Dividend yield	—	—	—

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
Expected Term
The Company determines the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The Company estimates the expected term for ESPP shares using the purchase period of 6 months.
Expected Volatility
The Company determines the price volatility factor based on the historical volatilities of its peer group as the Company did not have significant trading history for its common stock. Beginning in February 2017, the Company started to use it's historical volatility data when valuing ESPP shares.
Dividend Yield
The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $31.9 million, $23.3 million, and $11.7 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Cost of revenue	$1,847	$1,238	$591
Research and development	9,975	6,659	2,055
Sales and marketing	13,042	9,258	5,108
General and administrative	7,082	6,113	3,912
Total stock-based compensation expense	$31,946	$23,268	$11,666
As of March 31, 2017, unrecognized stock-based compensation cost related to outstanding unvested stock options was $19.4 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years. As of March 31, 2017, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $53.1 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

10.	Income Taxes
The components of (loss) income before income taxes are as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Domestic	$(62,526)	$(67,988)	$(50,031)
Foreign	1,713	803	(203)
Total	$(60,813)	$(67,185)	$(50,234)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Current Provision:
Federal	$—	$—	$—
State	18	93	—
Foreign	333	345	334
Total current provision	351	438	334
Deferred Provision:
Federal	—	(7)	(8)
State	—	—	—
Foreign	(87)	(129)	(411)
Total deferred provision	(87)	(136)	(419)
Total income tax provision (benefit)	$264	$302	$(85)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Year Ended March 31,
	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State taxes, net of federal benefits	2.4	2.4	1.5
Stock-based compensation	(1.8)	(1.5)	(4.5)
Research and development credit	3.5	3.5	1.8
Recognition of assets not previously recognized	—	2.9	—
Other	0.4	(0.3)	—
Valuation allowance	(38.9)	(41.4)	(32.6)
Effective tax rate	(0.4%)	(0.5%)	0.2%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of March 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$5,120	$2,950
Depreciation and amortization	3,183	1,677
Net operating loss carryforwards	75,949	62,909
Stock based compensation	7,109	4,645
Research and development credits	8,079	5,840
Gross deferred tax assets	99,440	78,021
Valuation allowance	(94,352)	(72,528)
Total deferred tax assets	5,088	5,493
Deferred tax liabilities:
Prepaids	(1,912)	(1,402)
Intangibles	72	(25)
Capitalized research and development	(3,108)	(4,013)
Total deferred tax liabilities	(4,948)	(5,440)
Total net deferred tax assets	$140	$53

The net deferred tax assets increased from the prior year primarily due to a reversal of deferred tax liabilities resulting from the acquisition of intangibles in Spain as well as increased deferred taxes from stock based compensation charges in the U.K.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing deferred tax assets. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $21.8 million and $28.8 million for the fiscal years ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the Company has U.S. federal and state net operating losses of approximately $313.8 million and $161.4 million, respectively, which expire beginning in the year 2028 and 2024, respectively. Of these amounts, $105.0 million and $51.4 million, respectively, represent federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The Company also has federal, California, and Oregon research and development credits of $8.3 million, $1.8 million, and $1.8 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California tax credit carryforwards do not expire. The Oregon tax credit carryforwards began to expire in 2014.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Code Section 382 (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three years period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before March 31, 2017. In this regard, the Company has determined that based on the timing of the ownership changes and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes appear to expire subject to such limitation.
The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. As of March 31, 2017, 2016, and 2015, the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries was approximately $2.2 million, $0.9 million, and $0.1 million.
The Company had unrecognized tax benefits of $5.0 million, $3.5 million, and $1.8 million as of March 31, 2017, 2016, and 2015. As of March 31, 2017, if recognized, the unrecognized tax benefit of $5.0 million would affect income tax expense, before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance at March 31, 2014	$735
Additions based on tax positions taken during the current period	1,009
Additions based on tax positions taken during the prior period	84
Reductions based on tax positions taken during the prior period	(2)
Balance at March 31, 2015	1,826
Additions based on tax positions taken during the current period	1,414
Additions based on tax positions taken during the prior period	249
Balance at March 31, 2016	3,489
Additions based on tax positions taken during the current period	1,503
Reductions based on tax positions taken during the prior period	(7)
Balance at March 31, 2017	$4,985
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties have not been significant for the fiscal years ended March 31, 2017, 2016, and 2015.

The Company files income tax returns in the U.S., certain states, Ireland, Canada, Germany, Switzerland, UK, and Spain. All of the tax years, from the date of inception, are open for examination for foreign jurisdictions. Carryover attributes beginning March 31, 2008 remain open to adjustment by the U.S. and state authorities.

11.	Net Loss Per Share
As the Company had net losses for the fiscal years ended March 31, 2017, 2016, and 2015, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2017	2016	2015
Numerator:
Net loss	$(61,077)	$(67,487)	$(50,149)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	51,715	48,410	25,290
Net loss per share—basic and diluted	$(1.18)	$(1.39)	$(1.98)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2017	2016	2015
Options to purchase common stock	4,607	7,050	9,422
Common stock reserved for issuance in connection with acquisition	43	90	129
Restricted stock units	1,978	1,549	723
ESPP shares	38	46	—
	6,666	8,735	10,274

12.	Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal years ended March 31, 2017 and 2016, and 2015, the Company made contributions of $2.3 million, $2.1 million, and $1.4 million to the 401(k) Plan, respectively.

13.	Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Year Ended March 31,
	2017	2016	2015
United States	$178,727	$121,588	$73,416
EMEA	49,825	34,602	21,043
APAC	19,887	14,118	8,732
Other	15,040	11,001	7,200
Total revenue	$263,479	$181,309	$110,391
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2017 and 2016.

14.	Related Party Transactions
Certain members of the Company’s board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of the Company. Revenue from sales to these companies of $1.8 million, $0.9 million, and $0.7 million were recognized for the fiscal years ended March 31, 2017, 2016, and 2015, respectively. There was not a significant amount of accounts receivable due from these companies as of March 31, 2017 or March 31, 2016. $1.4 million, $1.8 million, and $3.3 million in expenses related to purchases from these companies were recorded during the fiscal years ended March 31, 2017, 2016, and 2015, respectively. There were $0.1 million and $0.1 million in accounts payable to these companies as of March 31, 2017 and 2016, respectively.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2017. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
New Relic, Inc.
San Francisco, California
We have audited the internal control over financial reporting of New Relic, Inc. and subsidiaries (the "Company") as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2017 of the Company and our report dated May 18, 2017 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 18, 2017

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee of the Board of Directors” and “Executive Officers and Other Executive Management” in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2017, or our Proxy Statement, and is incorporated herein by reference.
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
Item 14. Principal Accounting Fees and Services
The information called for by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

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

New Relic, Inc.
Date:	May 18, 2017	By:	/s/ Mark Sachleben
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

Name	Title	Date

/s/ Lewis Cirne	Chief Executive Officer and Director	May 18, 2017
Lewis Cirne	(Principal Executive Officer)

/s/ Mark Sachleben	Chief Financial Officer	May 18, 2017
Mark Sachleben	(Principal Financial and Accounting Officer)

/s/ Peter Fenton	Chairman and Director	May 18, 2017
Peter Fenton

/s/ Sohaib Abbasi	Director	May 18, 2017
Sohaib Abbasi

/s/ Sarah Friar	Director	May 18, 2017
Sarah Friar

/s/ Adam Messinger	Director	May 18, 2017
Adam Messinger

/s/ Dan Scholnick	Director	May 18, 2017
Dan Scholnick

/s/ James Tolonen	Director	May 18, 2017
James Tolonen

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014
4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated as of April 17, 2014.	S-1	333-200078	4.2	November 10, 2014
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014
10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	10-Q	001-36766	10.1	February 13, 2015
10.3+	2014 Equity Incentive Plan and related form agreements.	S-8	333-201024	99.2	December 17, 2014
10.4+	2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	December 17, 2014
10.5+	Offer Letter between the Registrant and James Gochee, dated as of April 16, 2008.	10-K	001-36766	10.5	May 26, 2016
10.6+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014
10.7+	Offer Letter between the Registrant and Robin J. Schulman, dated as of November 7, 2014.	S-1/A	333-200078	10.9	December 1, 2014
10.8a	Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of June 15, 2012, as amended.	S-1	333-200078	10.10	November 10, 2014
10.8b	Sixth Amendment to Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of March 30, 2016.	10-K	001-36766	10.9b	May 26, 2016
10.9	Office Lease by and between the Registrant and 188 Spear Street LLC, dated as of July 13, 2012, as amended.	S-1	333-200078	10.11	November 10, 2014
10.10	Office Lease by and between the Registrant and Pacific Mission Corporation, dated as of June 17, 2015.	10-Q	001-36766	10.1	August 12, 2015
10.11+	Form of Change in Control and Severance Agreement.	S-1/A	333-200078	10.12	December 1, 2014
10.12+	New Relic, Inc. Non-Employee Director Compensation Policy.	10-K	001-36766	10.13	May 28, 2015
10.13+	Separation and Transition Agreement between the Registrant and Hilarie Koplow-McAdams, dated April 2, 2017.					X
21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.

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