Form 10-Q
period 2017-06-30
NEW RELIC, INC.
filed 2017-08-04
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2017, there were 54,516,050 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

NEW RELIC, INC.
Form 10-Q Quarterly Report

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “New Relic,” “we,” “Company,” “us,” and “our” refer to New Relic, Inc. and its wholly owned subsidiaries. “New Relic,” the New Relic logo, and other trademarks or service marks of New Relic that may appear in this Quarterly Report on Form 10-Q are the property of the Company. This Quarterly Report on Form 10-Q contains additional trade names, trademarks, and service marks of other companies. The Company does not intend its use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, these other companies.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	March 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$105,298	$88,305
Short-term investments	122,000	118,101
Accounts receivable, net of allowance for doubtful accounts of $1,024 and $1,117, respectively	39,170	62,032
Prepaid expenses and other current assets	12,349	8,169
Total current assets	278,817	276,607
Property and equipment, net	51,136	50,728
Restricted cash	8,024	8,115
Goodwill	11,828	11,828
Intangible assets, net	2,102	2,499
Other assets	2,870	2,492
Total assets	$354,777	$352,269
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,235	$6,522
Accrued compensation and benefits	16,148	15,935
Other current liabilities	7,085	7,607
Deferred revenue	124,841	125,269
Total current liabilities	153,309	155,333
Deferred rent, non-current	7,979	8,272
Deferred revenue, non-current	807	1,135
Other liabilities, non-current	699	685
Total liabilities	162,794	165,425
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2017 and March 31, 2017; 54,576 shares and 53,539 shares issued at June 30, 2017 and March 31, 2017, respectively; and 54,316 shares and 53,279 shares outstanding at June 30, 2017 and March 31, 2017, respectively	55	53
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	468,402	447,314
Accumulated other comprehensive loss	(113)	(96)
Accumulated deficit	(276,098)	(260,164)
Total stockholders’ equity	191,983	186,844
Total liabilities and stockholders’ equity	$354,777	$352,269
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenue	$80,098	$58,607
Cost of revenue	14,977	11,655
Gross profit	65,121	46,952
Operating expenses:
Research and development	18,266	15,969
Sales and marketing	49,361	38,786
General and administrative	13,942	10,236
Total operating expenses	81,569	64,991
Loss from operations	(16,448)	(18,039)
Other income (expense):
Interest income	457	221
Interest expense	(22)	(21)
Other income (expense), net	314	(111)
Loss before income taxes	(15,699)	(17,950)
Income tax provision	235	121
Net loss	$(15,934)	$(18,071)
Net loss per share, basic and diluted	$(0.30)	$(0.36)
Weighted-average shares used to compute net loss per share, basic and diluted	53,697	50,224
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Net loss	$(15,934)	$(18,071)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(17)	10
Comprehensive loss	$(15,951)	$(18,061)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss:	$(15,934)	$(18,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,732	4,222
Stock-based compensation expense	9,623	7,338
Other	180	293
Changes in operating assets and liabilities:
Accounts receivable	22,862	3,695
Prepaid expenses and other assets	(4,643)	(3,567)
Accounts payable	656	996
Accrued compensation and benefits and other liabilities	177	(324)
Deferred revenue	(757)	7,505
Deferred rent	(215)	1,319
Net cash provided by operating activities	17,681	3,406
Cash flows from investing activities:
Purchases of property and equipment	(7,414)	(1,527)
Decrease in restricted cash	91	—
Purchases of short-term investments	(28,959)	(24,875)
Proceeds from sale and maturity of short-term investments	24,954	35,774
Capitalized software development costs	(732)	(712)
Net cash provided by (used in) investing activities	(12,060)	8,660
Cash flows from financing activities:
Proceeds from exercise of employee stock options	11,372	3,675
Net cash provided by financing activities	11,372	3,675
Net increase in cash and cash equivalents	16,993	15,741
Cash and cash equivalents, beginning of period	88,305	65,914
Cash and cash equivalents, end of period	$105,298	$81,655
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$99	$16
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$520	$2,663
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business and Summary of Significant Accounting Policies
Description of Business—New Relic, Inc. (the “Company” or “New Relic”) was founded in 2007 and incorporated in Delaware on February 20, 2008. The Company is a software-as-a-service provider of digital intelligence products that allow users to monitor software and infrastructure performance and measure end-user activities across desktop and mobile devices with applications deployed in the cloud or in a data center. New Relic’s digital intelligence products and platform capabilities enable software developers, IT operations, and business users to better understand their digital business.
Basis of Presentation—These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on May 18, 2017 (the “Annual Report”). There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.
In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2018. The condensed consolidated balance sheet as of March 31, 2017 included herein was derived from the audited financial statements as of that date.
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
Concentration of Risk—One customer represented 11% and 12% of the Company’s accounts receivable balance as of June 30, 2017 and March 31, 2017, respectively. There were no customers that individually exceeded 10% of the Company’s revenue during the three months ended June 30, 2017 or 2016.
Short-term Investments—Short-term investments consist of commercial paper, certificates of deposit, U.S. treasury securities, U.S. agency securities, and corporate debt securities and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in the condensed consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of June 30, 2017 and March 31, 2017.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of June 30, 2017.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through June 30, 2017, the Company did not have any goodwill impairment.
Intangible Assets—Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. The new guidance will be effective for the Company in its fiscal year beginning April 1, 2018. The guidance may be applied retrospectively to each prior period presented (full retrospective method), or with the cumulative effect recognized as of the date of initial adoption (modified retrospective method). The Company currently intends to adopt Topic 606 using the modified retrospective approach in the first quarter of fiscal year 2019. As the Company continues to assess the new standard along with industry trends and internal progress, the Company may adjust its implementation plan accordingly.
The Company anticipates that the significant impacts of adopting the new revenue standard will include the deferral of incremental commission costs of obtaining contracts and additional disclosure requirements. Currently, the Company records commissions as sales and marketing expenses as incurred. Under the new standard, the Company will capitalize incremental commissions related to initial contracts over the expected period of benefit. The Company has not yet concluded the amortization period of these capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. The Company will continue to quantify the effects of adopting Topic 606 on its condensed consolidated financial statements, including the impact on its revenue as well as the changes discussed above.
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
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2018. Upon adoption, the Company recognized all of the previously unrecognized excess tax benefits related to stock awards using the modified retrospective transition method. These excess tax benefits, recognized upon adoption, were recorded as a deferred tax asset, which was then fully offset by the U.S. federal and state deferred tax asset valuation allowance resulting in no impact to the accumulated deficit. Without the valuation allowance, the Company's deferred tax asset would have increased by $39.5 million. All future excess tax benefits resulting from the settlement of stock awards will be recorded to the income tax provision.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will be effective for the Company in its fiscal year beginning April 1, 2018. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

2.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 and March 31, 2017 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$36,202	$—	$—	$36,202
Commercial paper	—	3,995	—	3,995
U.S. treasury securities	549	—	—	549
Short-term investments:
Certificates of deposit	—	29,113	—	29,113
Commercial paper	—	12,006	—	12,006
Corporate notes and bonds	—	16,321	—	16,321
U.S. treasury securities	20,834	—	—	20,834
U.S. government agencies	—	43,726	—	43,726
Restricted cash:
Money market funds	8,024	—	—	8,024
Total	$65,609	$105,161	$—	$170,770
Included in cash and cash equivalents				$40,746
Included in short-term investments				$122,000
Included in restricted cash				$8,024

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$36,180	$—	$—	$36,180
Commercial paper	—	5,441	—	5,441
U.S. government agencies	—	2,600	—	2,600
Short-term investments:
Certificates of deposit	—	28,210	—	28,210
Commercial paper	—	10,549	—	10,549
Corporate notes and bonds	—	17,378	—	17,378
U.S. treasury securities	11,276	—	—	11,276
U.S. government agencies	—	50,688	—	50,688
Restricted cash:
Money market funds	8,115	—	—	8,115
Total	$55,571	$114,866	$—	$170,437
Included in cash and cash equivalents				$44,221
Included in short-term investments				$118,101
Included in restricted cash				$8,115

There were no transfers between fair value measurement levels during the three months ended June 30, 2017 and 2016.
Gross unrealized gains or losses for cash equivalents and short-term investments as of June 30, 2017 and March 31, 2017 were not significant. As of June 30, 2017 and March 31, 2017, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2017 and March 31, 2017 (in thousands):

	June 30, 2017	March 31, 2017
Due within one year	$90,653	$92,874
Due in one to two years	31,347	25,227
Total	$122,000	$118,101
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

3.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2017	March 31, 2017
Computers, software, and equipment	$7,575	$7,060
Site operation equipment	30,072	25,874
Furniture and fixtures	1,773	1,770
Leasehold improvements	30,827	30,586
Capitalized software development costs	33,445	32,618
Total property and equipment	103,692	97,908
Less: accumulated depreciation and amortization	(52,556)	(47,180)
Total property and equipment, net	$51,136	$50,728
Depreciation and amortization expense related to property and equipment was $5.3 million and $4.0 million for the three months ended June 30, 2017 and 2016, respectively.

4.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the three months ended June 30, 2017.
Purchased intangible assets subject to amortization as of June 30, 2017 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(2,798)	$2,102

Purchased intangible assets subject to amortization as of March 31, 2017 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(2,401)	$2,499

Amortization expense of purchased intangible assets was $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.
Estimated future amortization expense as of June 30, 2017 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2018 (remaining 9 months)	790
2019	787
2020	525
$2,102

5.    Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2017 through 2027.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of June 30, 2017 and March 31, 2017, $9.0 million and $9.2 million was recorded as deferred rent, respectively.
Rent expense, net of sublease income, for operating leases was $2.6 million and $2.4 million for the three months ended June 30, 2017 and 2016, respectively.
Future minimum lease payments under non-cancelable operating leases as of June 30, 2017 were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2018 (remaining 9 months)	$8,213
2019	11,333
2020	12,403
2021	9,268
2022	7,714
Thereafter	19,540
Total minimum future lease payments	$68,471

Purchase Commitments—As of June 30, 2017 and March 31, 2017, the Company had purchase commitments of $26.2 million and $29.9 million, respectively, primarily related to hosting services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of June 30, 2017. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of June 30, 2017.

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

6.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For each of the three months ended June 30, 2017 and 2016, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $0.4 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there were 2,147,744 shares available for issuance under the ESPP.
2008 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “2008 Plan”) in February 2008. The 2008 Plan was terminated in connection with the Company’s initial public offering (“IPO”), and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company's board of directors. As of June 30, 2017, there were 9,961,033 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the three months ended June 30, 2017 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2017	4,607	$17.49	7.1	$90,339	1,978	$29.32	2.8	$73,309
Stock options granted	415	44.49
RSUs granted					737	44.00
Stock options exercised	(856)	13.27		24,841
RSUs vested					(181)	27.97
Stock options canceled/forfeited	(204)	25.98
RSUs canceled/forfeited					(211)	30.13
Outstanding - June 30, 2017	3,962	$20.79	6.9	$88,651	2,323	$34.01	3.0	$99,898
Stock-Based Compensation Expense—Stock-based compensation expense for both employees and nonemployees was $9.6 million and $7.3 million for the three months ended June 30, 2017 and 2016, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Cost of revenue	$526	$381
Research and development	2,836	2,541
Sales and marketing	4,306	2,762
General and administrative	1,955	1,654
Total stock-based compensation expense	$9,623	$7,338
As of June 30, 2017, unrecognized stock-based compensation cost related to outstanding unvested stock options was $21.3 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. As of June 30, 2017, unrecognized stock-based compensation cost related to outstanding unvested stock units was $73.6 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

7.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely.
The Company recorded an income tax provision of $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended June 30, 2017, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended June 30, 2017 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses incurred during the three months ended June 30, 2017. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.

8.    Net Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three months ended June 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2017	2016
Numerator:
Net loss	$(15,934)	$(18,071)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	53,697	50,224
Net loss per share—basic and diluted	$(0.30)	$(0.36)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2017	2016
Options to purchase common stock	3,962	6,544
Restricted stock units	2,323	2,205
ESPP shares	86	104
Common stock reserved for issuance in connection with acquisition	43	90
	6,414	8,943

9.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2017	2016
United States	$54,779	$39,810
EMEA	14,868	10,929
APAC	5,894	4,540
Other	4,557	3,328
Total revenue	$80,098	$58,607
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2017 and March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.

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
We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. For larger mid-market and enterprise organizations, our sales team focuses on leveraging users in existing accounts to expand our product users and usage across the organization. Although enterprise organizations constitute a minority of our total paid business accounts, the revenue we receive from enterprise companies is on pace to provide a majority of our overall revenue by the end of the fiscal year ended March 31, 2018.
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
We have grown rapidly in recent periods, with revenue for the three months ended June 30, 2017 and 2016 of $80.1 million and $58.6 million, respectively, representing year-over-year growth of 37%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $15.9 million and $18.1 million for the three months ended June 30, 2017 and 2016, respectively. Our accumulated deficit as of June 30, 2017 was $276.1 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 7%, and 6%, respectively, of our revenue for the three months ended June 30, 2017, and 19%, 8%, and 6%, respectively, of our revenue for the three months ended June 30, 2016. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,164 employees as of June 30, 2017 from 959 employees as of June 30, 2016 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in our research and development organization to enhance and further develop our products and platform capabilities.
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
Retention and Expansion within Paid Business Accounts. A key factor in our success is the retention and expansion of our subscription agreements with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase the number of subscriptions we sell to our current customers as they become more familiar with our products and adopt our products to address additional business use cases.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $100,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We had over 15,400 paid business accounts as of June 30, 2017. We expect the rate at which we add paid business accounts to decrease over time as we scale our business, but it may fluctuate from period to period as a result of the introduction of alternative pricing options for our products or other factors.
As a subset of this metric, we believe that our number of paid business accounts with annual recurring revenue over $100,000 is one indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 555 paid business accounts with annual recurring revenue over $100,000 as of June 30, 2017, which was a 39.4% increase compared to 398 as of June 30, 2016. We believe this increase reflects our continued focus of a greater proportion of our sales and marketing efforts on larger mid-market and enterprise customers. As with our total paid business accounts, we expect the rate at which we add paid business accounts with annual recurring revenue over $100,000 to decrease over time as a result of deeper penetration into the enterprise market.
Percentage of Annualized Recurring Revenue from Enterprise Paid Business Accounts. We believe that our ability to increase the percentage of annualized recurring revenue from enterprise paid business accounts relative to our overall business is an important indicator of our success with respect to our focus in recent periods to improve our market penetration with enterprise companies. We define an enterprise paid business account as a paid business account that we measure to have over 1,000 employees. Growth or reduction reflected in this figure would include, in addition to the acquisition, loss or consolidation of enterprise paid business accounts, any changes we make to the categorization of existing paid business accounts, for example to reflect that they have expanded beyond the employee threshold, which we review periodically.
Our percentage of annualized recurring revenue from enterprise paid business accounts was 49% as of June 30, 2017, compared to 43% as of June 30, 2016. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to increase over time. However, because of the size of our large installed base and potential seasonality in regard to selling into enterprise customers, we believe the percentage may not move significantly from quarter to quarter and we expect the rate of increase in the percentage of enterprise customers to moderate over time.
Annualized Revenue per Average Paid Business Account. We believe that our annualized revenue per average paid business account is another indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We define our annualized revenue per average paid business account as the annualized revenue for the current period divided by the average of the number of paid business accounts at the end of the current period and the end of the prior period. We round down our annualized revenue per average paid business account to the nearest $500.
Our annualized revenue per average paid business account for the quarter ended June 30, 2017 grew to over $20,500, which was an increase of 20.6% compared to approximately $17,000 for the quarter ended June 30, 2016. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced a decrease in the rate of growth of our annualized revenue per average paid business account and we expect the decrease to continue over time as our business scales and we introduce alternative pricing options for our products.
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
The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain paid business accounts from larger subscription customers either significantly upgrade or significantly downgrade their subscriptions and by increased sales to existing customers in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of paid business accounts from larger enterprises versus small to medium-sized organizations will tend to increase our quarterly net expansion rate, while a relative increase in the number or paid business accounts from small to medium-sized organizations versus larger enterprises will tend to decrease the quarterly net expansion rate, as smaller businesses tend to cancel subscriptions more frequently than larger enterprises. This rate is also impacted by factors including, but not limited to, new product introductions, promotional activity, mix of customer size, and the variable timing of renewals.
Our annualized dollar-based net expansion rate declined to 112.5% for the three-month period ended June 30, 2017 from 118.2% for the three-month period ended June 30, 2016. In the three-month period ended June 30, 2017, we saw a lower amount of upsell activity relative to our total installed base than the comparable period in the prior year. Although we drove larger upsell activity in absolute dollars during the fiscal quarter, the total installed base was larger than during the comparable period in the prior year due to an increase in number of customers, which had a moderating effect on our annualized dollar-based net expansion rate.

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
Additionally, we expect our business to continue to become more seasonal as mid-market and enterprise customers start to represent a larger percentage of our revenues. The first two quarters of each fiscal year usually have lower sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis.
Cost of Revenue
Cost of revenue consists of expenses relating to data center operations, hosting-related costs, payment processing fees, depreciation and amortization, consulting costs, and salaries and benefits of operations and global customer support personnel. Salaries and benefits costs associated with our operations and global customer support personnel consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer adoption and the number of products we offer and therefore expect a corresponding increase in our cost of revenue.

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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, information technology, finance and accounting employees, and executives. Also included are non-personnel costs, such as external legal and other professional fees.
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

	Three Months Ended June 30,
	2017	2016

	(in thousands, except per share data)
Revenue	$80,098	$58,607
Cost of revenue (1)	14,977	11,655
Gross profit	65,121	46,952
Operating expenses:
Research and development (1)	18,266	15,969
Sales and marketing (1)	49,361	38,786
General and administrative (1)	13,942	10,236
Total operating expenses	81,569	64,991
Loss from operations	(16,448)	(18,039)
Other income (expense):
Interest income	457	221
Interest expense	(22)	(21)
Other income (expense), net	314	(111)
Loss before income taxes	(15,699)	(17,950)
Income tax provision	235	121
Net loss	$(15,934)	$(18,071)
Net loss per share, basic and diluted	$(0.30)	$(0.36)
Weighted-average shares used to compute net loss per share, basic and diluted	53,697	50,224

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2017	2016

	(in thousands)
Cost of revenue	$526	$381
Research and development	2,836	2,541
Sales and marketing	4,306	2,762
General and administrative	1,955	1,654
Total stock-based compensation expense	$9,623	$7,338

	Three Months Ended June 30,
	2017	2016

	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	19	20
Gross profit	81	80
Operating expenses:
Research and development (1)	23	27
Sales and marketing (1)	62	66
General and administrative (1)	17	18
Total operating expenses	102	111
Loss from operations	(21)	(31)
Other income (expense):
Interest income	1	—
Interest expense	—	—
Other income (expense), net	—	—
Loss before income taxes	(20)	(31)
Income tax provision	—	—
Net loss	(20%)	(31%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2017	2016

	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	4	4
Sales and marketing	5	5
General and administrative	2	3
Total stock-based compensation expense	12%	13%
Revenue

	Three Months Ended June 30,		Change
	2017	2016	Amount	%

	(dollars in thousands)
United States	$54,779	$39,810	$14,969	38%
EMEA	14,868	10,929	3,939	36
APAC	5,894	4,540	1,354	30
Other	4,557	3,328	1,229	37
Total revenue	$80,098	$58,607	$21,491	37%
Revenue increased $21.5 million, or 37%, in the three months ended June 30, 2017 compared to the same period of 2016. The increase was a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $3.9 million, or 36%, in the three months ended June 30, 2017 compared to the same period of 2016, and our revenue from APAC increased $1.4 million, or 30%, in the three months ended June 30, 2017 compared to the same period of 2016, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Cost of Revenue

	Three Months Ended June 30,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Cost of revenue	$14,977	$11,655	$3,322	29%
Cost of revenue increased $3.3 million, or 29%, in the three months ended June 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $1.8 million. Personnel-related costs increased by $1.5 million, driven by higher headcount.
Research and Development

	Three Months Ended June 30,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Research and development	$18,266	$15,969	$2,297	14%
Research and development expenses increased $2.3 million, or 14%, in the three months ended June 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase of $2.0 million in personnel-related costs, driven by higher headcount, and a $0.3 million increase of other miscellaneous expenses.
Sales and Marketing

	Three Months Ended June 30,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Sales and marketing	$49,361	$38,786	$10,575	27%
Sales and marketing expenses increased $10.6 million, or 27%, in the three months ended June 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs of $9.9 million, driven by higher headcount. The remaining increase was primarily due to a $0.4 million increase in travel expenses, and a $0.3 million increase of other miscellaneous expenses.
General and Administrative

	Three Months Ended June 30,		Change
	2017	2016	Amount	%

	(dollars in thousands)
General and administrative	$13,942	$10,236	$3,706	36%
General and administrative expenses increased $3.7 million, or 36%, in the three months ended June 30, 2017 compared to the same period of 2016. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $2.2 million, driven by an increase in headcount. The remaining increase was primarily due to a $1.3 million increase in consultant expenses and a $0.2 million increase of other miscellaneous expenses.

Other Income, Net

	Three Months Ended June 30,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Other income, net	$749	$89	$660	742%
Other income, net increased by $0.7 million in the three months ended June 30, 2017 compared to the same period of 2016, primarily a result of an increase in interest income.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2017	2016

	(in thousands)
Cash provided by operating activities	$17,681	$3,406
Cash provided by (used in) investing activities	(12,060)	8,660
Cash provided by financing activities	11,372	3,675
Net increase in cash and cash equivalents	$16,993	$15,741
To date, we have financed our operations primarily through private and public equity financings and customer payments for subscription services. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the three months ended June 30, 2017, cash provided by operating activities was $17.7 million as a result of a net loss of $15.9 million, adjusted by non-cash charges of $15.5 million and a change of $18.1 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of an $22.9 million decrease in accounts receivable and a $0.7 million increase in accounts payable. This was partially offset by a $4.6 million increase in prepaid expenses and other assets, $0.8 million decrease in deferred revenue and a $0.2 million decrease in deferred rent.
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
Investing Activities
Cash used in investing activities during the three months ended June 30, 2017 was $12.1 million, primarily as a result of purchases of short-term investments of $29.0 million, purchases of property and equipment of $7.4 million, and increases in capitalization of software development costs of $0.7 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $25.0 million.

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
Financing Activities
Cash provided by financing activities during the three months ended June 30, 2017 was $11.4 million, which was the result of proceeds from the exercise of stock options.
Cash provided by financing activities during the three months ended June 30, 2016 was $3.7 million, which was the result of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 5 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2017 in our Annual Report.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2017 as compared to the critical accounting policies and estimates described in our Annual Report.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. The new guidance will be effective for us in our fiscal year beginning April 1, 2018. The guidance may be applied retrospectively to each prior period presented (full retrospective method), or with the cumulative effect recognized as of the date of initial adoption (modified retrospective method). We currently intend to adopt Topic 606 using the modified retrospective approach in our first quarter of fiscal year 2019. As we continue to assess the new standard along with industry trends and internal progress, we may adjust our implementation plan accordingly.
We anticipate the significant impacts of adopting the new revenue standard will include the deferral of incremental commission costs of obtaining contracts and additional disclosure requirements. Currently, we record commissions as sales and marketing expenses as incurred. Under the new standard, we will capitalize incremental commissions related to initial contracts over the expected period of benefit. We have not yet concluded the amortization period of these capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. We will continue to quantify the effects of adopting Topic 606 on our condensed consolidated financial statements, including the impact on our revenue as well as the changes discussed above.
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
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard in our first quarter of fiscal year 2018. Upon adoption, we recognized all of the previously unrecognized excess tax benefits related to stock awards using the modified retrospective transition method. These excess tax benefits, recognized upon adoption, were recorded as a deferred tax asset, which was then fully offset by our U.S. federal and state deferred tax asset valuation allowance resulting in no impact to our accumulated deficit. Without the valuation allowance, our deferred tax asset would have increased by $39.5 million. All future excess tax benefits resulting from the settlement of stock awards will be recorded to the income tax provision.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will be effective for us in our fiscal year beginning April 1, 2018. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
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
Interest Rate Risk
We had cash and cash equivalents of $105.3 million as of June 30, 2017, consisting of bank deposits, commercial paper, U.S. treasury securities, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $122.0 million as of June 30, 2017, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We intend to continue to contest this lawsuit vigorously. If this matter has an adverse outcome, it may have an impact on our financial position, results from operations, and cash flows. Should CA, Inc. prevail on its claims, we could be required to pay substantial damages for past sales of such products, enjoined from using and selling such products if a license or other right to continue selling our products is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. However, we cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. Even if we were to prevail, litigation is costly and time-consuming, and could divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our products, either of which could materially harm our business.
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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net losses of $15.9 million and $18.1 million in the three months ended June 30, 2017 and 2016, respectively. At June 30, 2017, we had an accumulated deficit of $276.1 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers’ spending levels generally. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises.
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
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the three months ended June 30, 2017, sales and marketing expenses represented 62% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy of these mechanisms remains uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in early 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
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
The market for application and infrastructure performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc.; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc. and Google Inc.
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
We generally recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. In future periods we expect that the way in which we recognize this revenue will be impacted by Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or Topic 606. Please see the risk factor under the heading “The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations.” for more information.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area and the Portland area, where our headquarters and the majority of our research and development personnel are located, respectively, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and software-as-a-service, or SaaS, applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2017, we had six patent applications pending and two trademark registrations for “New Relic” in the United States, as well as one Patent Cooperation Treaty application and three trademark registrations and four trademark applications for “New Relic” outside of the United States. Despite our pending patent applications, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We are subject to income taxes in the United States and foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in federal, state, or international tax laws and accounting principles. Further, each jurisdiction has different rules and regulations governing sales and use, value added, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. Any tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward would effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
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
The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations. *
We prepare our financial statements in accordance with GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Topic 606, which supersedes nearly all existing revenue recognition guidance under GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This new standard is effective for our interim and annual periods beginning April 1, 2018, and we anticipate the new standard to have a significant impact on our deferred commissions asset and the related amortization expense. We are continuing to evaluate the impact of the adoption of this standard on our condensed consolidated financial statements and our preliminary assessments are subject to change. Refer to Note 1 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the new guidance and its potential impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of the standard may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.

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
Being a public company and the aforementioned rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $45.32 to $20.39 through June 30, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.
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

NEW RELIC, INC.
Date:	August 3, 2017
		By:	/s/ Mark Sachleben
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