Form 10-Q
period 2017-09-30
NEW RELIC, INC.
filed 2017-11-08
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2017, there were 55,062,420 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

NEW RELIC, INC.
Form 10-Q Quarterly Report

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “New Relic,” “we,” “Company,” “us,” and “our” refer to New Relic, Inc. and its wholly owned subsidiaries. “New Relic,” the New Relic logo, and other trademarks or service marks of New Relic that may appear in this Quarterly Report on Form 10-Q are the property of the Company. This Quarterly Report on Form 10-Q contains additional trade names, trademarks, and service marks of other companies. The Company does not intend its use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, these other companies, and all such third-party trade names, trademarks, and service marks are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	March 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$110,716	$88,305
Short-term investments	116,743	118,101
Accounts receivable, net of allowance for doubtful accounts of $1,004 and $1,117, respectively	39,510	62,032
Prepaid expenses and other current assets	10,857	8,169
Total current assets	277,826	276,607
Property and equipment, net	53,528	50,728
Restricted cash	8,024	8,115
Goodwill	11,828	11,828
Intangible assets, net	1,705	2,499
Other assets	5,531	2,492
Total assets	$358,442	$352,269
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,830	$6,522
Accrued compensation and benefits	17,131	15,935
Other current liabilities	8,510	7,607
Deferred revenue	122,373	125,269
Total current liabilities	152,844	155,333
Deferred rent, non-current	7,685	8,272
Deferred revenue, non-current	578	1,135
Other liabilities, non-current	721	685
Total liabilities	161,828	165,425
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2017 and March 31, 2017; 55,259 shares and 53,539 shares issued at September 30, 2017 and March 31, 2017, respectively; and 54,999 shares and 53,279 shares outstanding at September 30, 2017 and March 31, 2017, respectively	55	53
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	487,705	447,314
Accumulated other comprehensive loss	(94)	(96)
Accumulated deficit	(290,789)	(260,164)
Total stockholders’ equity	196,614	186,844
Total liabilities and stockholders’ equity	$358,442	$352,269
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenue	$84,685	$63,440	$164,783	$122,047
Cost of revenue	15,694	11,778	30,671	23,433
Gross profit	68,991	51,662	134,112	98,614
Operating expenses:
Research and development	18,266	14,741	36,532	30,710
Sales and marketing	51,261	40,382	100,622	79,168
General and administrative	14,305	10,833	28,247	21,069
Total operating expenses	83,832	65,956	165,401	130,947
Loss from operations	(14,841)	(14,294)	(31,289)	(32,333)
Other income (expense):
Interest income	512	250	969	471
Interest expense	(21)	(21)	(43)	(42)
Other income (expense), net	(152)	(126)	162	(237)
Loss before income taxes	(14,502)	(14,191)	(30,201)	(32,141)
Income tax provision (benefit)	189	(61)	424	60
Net loss	$(14,691)	$(14,130)	$(30,625)	$(32,201)
Net loss per share, basic and diluted	$(0.27)	$(0.28)	$(0.57)	$(0.63)
Weighted-average shares used to compute net loss per share, basic and diluted	54,699	51,328	54,201	50,779
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(14,691)	$(14,130)	$(30,625)	$(32,201)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	19	(11)	2	(1)
Comprehensive loss	$(14,672)	$(14,141)	$(30,623)	$(32,202)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss:	$(30,625)	$(32,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,553	8,533
Stock-based compensation expense	19,845	15,601
Other	384	508
Changes in operating assets and liabilities:
Accounts receivable	22,522	5,492
Prepaid expenses and other assets	(5,450)	(2,758)
Accounts payable	(530)	757
Accrued compensation and benefits and other liabilities	2,786	(743)
Deferred revenue	(3,453)	5,654
Deferred rent	(431)	2,994
Net cash provided by operating activities	16,601	3,837
Cash flows from investing activities:
Purchases of property and equipment	(14,394)	(8,490)
Decrease in restricted cash	91	—
Purchases of short-term investments	(55,126)	(65,404)
Proceeds from sale and maturity of short-term investments	56,432	87,415
Capitalized software development costs	(1,486)	(1,733)
Net cash provided by (used in) investing activities	(14,483)	11,788
Cash flows from financing activities:
Proceeds from employee stock purchase plan	3,029	2,504
Proceeds from exercise of employee stock options	17,264	9,902
Net cash provided by financing activities	20,293	12,406
Net increase in cash and cash equivalents	22,411	28,031
Cash and cash equivalents, beginning of period	88,305	65,914
Cash and cash equivalents, end of period	$110,716	$93,945
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$193	$102
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$1,042	$5,808
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
Concentration of Risk—There were no customers that represented more than 10% of the Company’s accounts receivable balance as of September 30, 2017. One customer represented 12% of the Company’s accounts receivable balance as of March 31, 2017. There were no customers that individually exceeded 10% of the Company’s revenue during the three and six months ended September 30, 2017 or 2016.
Short-term Investments—Short-term investments consist of commercial paper, certificates of deposit, U.S. treasury securities, U.S. agency securities, and corporate debt securities and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in the condensed consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of September 30, 2017 and March 31, 2017.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of September 30, 2017.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through September 30, 2017, the Company has not had any goodwill impairment.
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
The Company anticipates that the significant impacts of adopting Topic 606 will include the deferral of incremental commission costs of obtaining contracts and additional disclosure requirements. Currently, the Company records commissions as sales and marketing expenses as incurred. Under the new standard, the Company will capitalize incremental commissions related to initial contracts over the expected period of benefit. The Company has not yet concluded the amortization period of these capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. The Company will continue to quantify the effects of adopting Topic 606 on its condensed consolidated financial statements, including the impact on its revenue as well as the changes discussed above.
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
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2018. Upon adoption, the Company recognized all of the previously unrecognized excess tax benefits related to stock awards using the modified retrospective transition method. These excess tax benefits, recognized upon adoption, were recorded as a deferred tax asset, which was then fully offset by the U.S. federal and state deferred tax asset valuation allowance resulting in no impact to the accumulated deficit. Without the valuation allowance, the Company’s deferred tax asset would have increased by $39.5 million. All future excess tax benefits resulting from the settlement of stock awards will be recorded to the income tax provision.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard will be effective for the Company in the fiscal year beginning April 1, 2020; early adoption is permitted in the fiscal year beginning April 1, 2019. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
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

2.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and March 31, 2017 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$40,666	$—	$—	$40,666
Commercial paper	—	5,743	—	5,743
Short-term investments:
Certificates of deposit	—	22,559	—	22,559
Commercial paper	—	19,905	—	19,905
Corporate notes and bonds	—	13,987	—	13,987
U.S. treasury securities	21,148	—	—	21,148
U.S. government agencies	—	39,144	—	39,144
Restricted cash:
Money market funds	8,024	—	—	8,024
Total	$69,838	$101,338	$—	$171,176
Included in cash and cash equivalents				$46,409
Included in short-term investments				$116,743
Included in restricted cash				$8,024

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$36,180	$—	$—	$36,180
Commercial paper	—	5,441	—	5,441
U.S. government agencies	—	2,600	—	2,600
Short-term investments:
Certificates of deposit	—	28,210	—	28,210
Commercial paper	—	10,549	—	10,549
Corporate notes and bonds	—	17,378	—	17,378
U.S. treasury securities	11,276	—	—	11,276
U.S. government agencies	—	50,688	—	50,688
Restricted cash:
Money market funds	8,115	—	—	8,115
Total	$55,571	$114,866	$—	$170,437
Included in cash and cash equivalents				$44,221
Included in short-term investments				$118,101
Included in restricted cash				$8,115
There were no transfers between fair value measurement levels during the six months ended September 30, 2017 and 2016.

Gross unrealized gains or losses for cash equivalents and short-term investments as of September 30, 2017 and March 31, 2017 were not significant. As of September 30, 2017 and March 31, 2017, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2017 and March 31, 2017 (in thousands):

	September 30, 2017	March 31, 2017
Due within one year	$86,155	$92,874
Due in one to two years	30,588	25,227
Total	$116,743	$118,101
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

3.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
Computers, software, and equipment	$7,859	$7,060
Site operation equipment	35,520	25,874
Furniture and fixtures	1,838	1,770
Leasehold improvements	31,140	30,586
Capitalized software development costs	34,370	32,618
Total property and equipment	110,727	97,908
Less: accumulated depreciation and amortization	(57,199)	(47,180)
Total property and equipment, net	$53,528	$50,728
Depreciation and amortization expense related to property and equipment was $5.5 million and $4.0 million for the three months ended September 30, 2017 and 2016, respectively, and $10.8 million and $8.0 million for the six months ended September 30, 2017 and 2016, respectively.

4.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the six months ended September 30, 2017.
Purchased intangible assets subject to amortization as of September 30, 2017 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,195)	$1,705

Purchased intangible assets subject to amortization as of March 31, 2017 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(2,401)	$2,499
Amortization expense of purchased intangible assets was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $0.5 million for the six months ended September 30, 2017 and 2016, respectively.

Estimated future amortization expense as of September 30, 2017 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2018 (remaining 6 months)	393
2019	787
2020	525
$1,705

5.    Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2017 through 2027.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of September 30, 2017 and March 31, 2017, $8.8 million and $9.2 million was recorded as deferred rent, respectively.
Rent expense, net of sublease income, for operating leases was $2.7 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively, and $5.3 million and $4.9 million for the six months ended September 30, 2017 and 2016, respectively.
Future minimum lease payments under non-cancelable operating leases as of September 30, 2017 were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2018 (remaining 6 months)	$5,648
2019	11,775
2020	12,972
2021	9,856
2022	8,321
Thereafter	22,280
Total minimum future lease payments	$70,852

Purchase Commitments—As of September 30, 2017 and March 31, 2017, the Company had purchase commitments of $25.7 million and $29.9 million, respectively, primarily related to hosting services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of September 30, 2017. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 30, 2017.
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

6.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For each of the three and six months ended September 30, 2017, 101,493 shares of common stock were purchased under the ESPP. For each of the three and six months ended September 30, 2016, 118,658 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $0.6 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1 million and $0.9 million for the six months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there were 2,046,251 shares available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company's board of directors. As of September 30, 2017, there were 9,889,781 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the six months ended September 30, 2017 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2017	4,607	$17.49	7.1	$90,339	1,978	$29.32	2.8	$73,309
Stock options granted	449	44.69
RSUs granted					871	44.50
Stock options exercised	(1,232)	13.99		36,669
RSUs vested					(387)	30.19
Stock options canceled/forfeited	(230)	26.01
RSUs canceled/forfeited					(282)	30.95
Outstanding - September 30, 2017	3,594	$21.54	7.0	$101,558	2,180	$35.01	2.8	$108,585
Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $10.2 million and $8.3 million for the three months ended September 30, 2017 and 2016, respectively, and $19.8 million and $15.6 million for the six months ended September 30, 2017 and 2016, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$603	$513	$1,129	$894
Research and development	3,305	2,522	6,141	5,063
Sales and marketing	3,875	3,409	8,181	6,171
General and administrative	2,439	1,819	4,394	3,473
Total stock-based compensation expense	$10,222	$8,263	$19,845	$15,601
As of September 30, 2017, unrecognized stock-based compensation cost related to outstanding unvested stock options was $19.0 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of September 30, 2017, unrecognized stock-based compensation cost related to outstanding unvested stock units was $70.5 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

7.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely.
The Company recorded an income tax provision of $0.2 million and an income tax benefit $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and an income tax provision of $0.4 million and $0.1 million for the six months ended September 30, 2017 and 2016, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three and six months ended September 30, 2017, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three and six months ended September 30, 2017 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses incurred during the three and six months ended September 30, 2017. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.

8.    Net Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and six months ended September 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(14,691)	$(14,130)	$(30,625)	$(32,201)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	54,699	51,328	54,201	50,779
Net loss per share—basic and diluted	$(0.27)	$(0.28)	$(0.57)	$(0.63)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2017	2016
Options to purchase common stock	3,594	5,491
Restricted stock units	2,180	2,159
Common stock reserved for issuance in connection with acquisition	43	90
ESPP shares	41	36
	5,858	7,776

9.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
United States	$58,020	$42,912	$112,799	$82,722
EMEA	15,625	12,078	30,493	23,007
APAC	6,213	4,823	12,107	9,363
Other	4,827	3,627	9,384	6,955
Total revenue	$84,685	$63,440	$164,783	$122,047
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2017 and March 31, 2017.

10.    Subsequent Events
On November 1, 2017, the Company entered into a lease amendment (the “Amendment”) with 188 Spear Street LLC, the landlord of the building which is located at 188 Spear Street, San Francisco, California, to renew early and extend the term of its current operating lease through July 2027. Under the Amendment, beginning November 1, 2017 the Company will pay monthly base rent, with aggregate annual amounts escalating over the term of the lease from approximately $480,000 to approximately $620,000. The landlord has agreed to provide the Company with a construction allowance of approximately $2.6 million.

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
We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. For larger mid-market and enterprise organizations, our sales team focuses on leveraging users in existing accounts to expand our product users and usage across the organization. Although enterprise organizations constitute a minority of our total paid business accounts, the revenue we receive from enterprise paid business accounts is on pace to provide a majority of our overall revenue by the end of the fiscal year ended March 31, 2018.
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
We have grown rapidly in recent periods, with revenue for the three months ended September 30, 2017 and 2016 of $84.7 million and $63.4 million, respectively, representing year-over-year growth of 33%. For the six months ended September 30, 2017 and 2016, our revenue was $164.8 million and $122.0 million, respectively, representing year-over-year growth of 35%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $14.7 million and $14.1 million for the three months ended September 30, 2017 and 2016, respectively, and $30.6 million and $32.2 million for the six months ended September 30, 2017 and 2016, respectively. Our accumulated deficit as of September 30, 2017 was $290.8 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 7%, and 6%, respectively, of our revenue for the three months ended September 30, 2017, and 19%, 8%, and 6%, respectively, of our revenue for the three months ended September 30, 2016. Our revenue from those regions constituted 19%, 7%, and 6%, respectively, of our revenue for the six months ended September 30, 2017, and 19%, 8%, and 6%, respectively, of our revenue for the six months ended September 30, 2016. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,230 employees as of September 30, 2017 from 1,013 employees as of September 30, 2016 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $100,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We had approximately 15,900 paid business accounts as of September 30, 2017. We expect the rate at which we add paid business accounts to decrease over time as we scale our business, but it may fluctuate from period to period as a result of the introduction of alternative pricing options for our products or other factors.
As a subset of this metric, we believe that our number of paid business accounts with annual recurring revenue over $100,000 is one indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 586 paid business accounts with annual recurring revenue over $100,000 as of September 30, 2017, which was a 37.2% increase compared to 427 as of September 30, 2016. We believe this increase reflects our continued focus of a greater proportion of our sales and marketing efforts on larger mid-market and enterprise customers. As with our total paid business accounts, we expect the rate at which we add paid business accounts with annual recurring revenue over $100,000 to decrease over time as a result of deeper penetration into the enterprise market.
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
Our percentage of annualized recurring revenue from enterprise paid business accounts was 51% as of September 30, 2017, compared to 43% as of September 30, 2016. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to increase over time. However, because of the size of our large installed base and potential seasonality in regard to selling into enterprise customers, we believe the percentage may not move significantly from quarter to quarter and we expect the rate of increase in the percentage of enterprise paid business accounts to moderate over time.
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
Our annualized revenue per average paid business account for the quarter ended September 30, 2017 grew to over $21,500, which was an increase of 22.9% compared to approximately $17,500 for the quarter ended September 30, 2016. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced a decrease in the rate of growth of our annualized revenue per average paid business account and we expect the decrease to continue over time as our business scales and we introduce alternative pricing options for our products.
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
Our dollar-based net expansion rate compares our recurring subscription revenue from paid business accounts from one period to the next. We measure our dollar-based net expansion rate on a monthly basis because many of our customers change their subscriptions more frequently than quarterly or annually. To calculate our annual dollar-based net expansion rate, we first establish the base period monthly recurring revenue from all our paid business accounts at the end of a month. This represents the revenue we would contractually expect to receive from those paid business accounts over the following month, without any increase or reduction in any of their subscriptions. We then (i) calculate the actual monthly recurring revenue from those same paid business accounts at the end of that following month; then (ii) divide that following month’s recurring revenue by the base month’s recurring revenue to arrive at our monthly net expansion rate; then (iii) calculate a quarterly net expansion rate by compounding the net expansion rates of the three months in the quarter; and then (iv) calculate our annualized net expansion rate by compounding our quarterly net expansion rate over an annual period.
The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain paid business accounts from larger subscription customers either significantly upgrade or significantly downgrade their subscriptions and by increased sales to existing paid business accounts in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of paid business accounts from larger enterprises versus small to medium-sized organizations will tend to increase our quarterly net expansion rate, while a relative increase in the number or paid business accounts from small to medium-sized organizations versus larger enterprises will tend to decrease the quarterly net expansion rate, as smaller businesses tend to cancel subscriptions more frequently than larger enterprises. This rate is also impacted by factors including, but not limited to, new product introductions, promotional activity, mix of customer size, and the variable timing of renewals.
Our annualized dollar-based net expansion rate increased to 122.9% for the three-month period ended September 30, 2017 from 116.3% for the three-month period ended September 30, 2016. In the three-month period ended September 30, 2017, we saw a greater amount of upsell activity relative to our total installed base than the comparable period in the prior year. We also experienced improved churn rates relative to the comparable period in the prior year with more of our business coming from mid-market and enterprise customers.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(in thousands, except per share data)
Revenue	$84,685	$63,440	$164,783	$122,047
Cost of revenue (1)	15,694	11,778	30,671	23,433
Gross profit	68,991	51,662	134,112	98,614
Operating expenses:
Research and development (1)	18,266	14,741	36,532	30,710
Sales and marketing (1)	51,261	40,382	100,622	79,168
General and administrative (1)	14,305	10,833	28,247	21,069
Total operating expenses	83,832	65,956	165,401	130,947
Loss from operations	(14,841)	(14,294)	(31,289)	(32,333)
Other income (expense):
Interest income	512	250	969	471
Interest expense	(21)	(21)	(43)	(42)
Other income (expense), net	(152)	(126)	162	(237)
Loss before income taxes	(14,502)	(14,191)	(30,201)	(32,141)
Income tax provision (benefit)	189	(61)	424	60
Net loss	$(14,691)	$(14,130)	$(30,625)	$(32,201)
Net loss per share, basic and diluted	$(0.27)	$(0.28)	$(0.57)	$(0.63)
Weighted-average shares used to compute net loss per share, basic and diluted	54,699	51,328	54,201	50,779

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)
Cost of revenue	$603	$513	$1,129	$894
Research and development	3,305	2,522	6,141	5,063
Sales and marketing	3,875	3,409	8,181	6,171
General and administrative	2,439	1,819	4,394	3,473
Total stock-based compensation expense	$10,222	$8,263	$19,845	$15,601

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	19	19	19	19
Gross profit	81	81	81	81
Operating expenses:
Research and development (1)	22	23	23	25
Sales and marketing (1)	61	64	61	65
General and administrative (1)	16	17	17	17
Total operating expenses	99	104	101	107
Loss from operations	(18)	(23)	(20)	(26)
Other income (expense):
Interest income	1	1	1	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(17)	(22)	(19)	(26)
Income tax provision (benefit)	—	—	—	—
Net loss	(17%)	(22%)	(19%)	(26%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	4	4	4	4
Sales and marketing	4	5	5	5
General and administrative	3	3	2	3
Total stock-based compensation expense	12%	13%	12%	13%
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
United States	$58,020	$42,912	$15,108	35%	$112,799	$82,722	$30,077	36%
EMEA	15,625	12,078	3,547	29	30,493	23,007	7,486	33
APAC	6,213	4,823	1,390	29	12,107	9,363	2,744	29
Other	4,827	3,627	1,200	33	9,384	6,955	2,429	35
Total revenue	$84,685	$63,440	$21,245	33%	$164,783	$122,047	$42,736	35%
Revenue increased $21.2 million, or 33%, in the three months ended September 30, 2017 compared to the same period of 2016. The increase was a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $3.5 million, or 29%, in the three months ended September 30, 2017 compared to the same period of 2016, and our revenue from APAC increased $1.4 million, or 29%, in the three months ended September 30, 2017 compared to the same period of 2016, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Revenue increased $42.7 million, or 35%, in the six months ended September 30, 2017 compared to the same period of 2016. The increase was a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $7.5 million, or 33%, in the six months ended September 30, 2017 compared to the same period of 2016, and our revenue from APAC increased $2.7 million, or 29%, in the six months ended September 30, 2017 compared to the same period of 2016, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
Cost of revenue	$15,694	$11,778	$3,916	33%	$30,671	$23,433	$7,238	31%
Cost of revenue increased $3.9 million, or 33%, in the three months ended September 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $2.5 million. Personnel-related costs increased by $1.4 million, driven by higher headcount.
Cost of revenue increased $7.2 million, or 31%, in the six months ended September 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $4.4 million. Personnel-related costs increased by $2.8 million, driven by higher headcount.
Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
Research and development	$18,266	$14,741	$3,525	24%	$36,532	$30,710	$5,822	19%
Research and development expenses increased $3.5 million, or 24%, in the three months ended September 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase of $3.1 million in personnel-related costs, driven by higher headcount, and a $0.4 million increase of other miscellaneous expenses.
Research and development expenses increased $5.8 million, or 19%, in the six months ended September 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase of $5.2 million in personnel-related costs, driven by higher headcount, a $0.5 million increase in software subscription expenses, and a $0.1 million increase of other miscellaneous expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
Sales and marketing	$51,261	$40,382	$10,879	27%	$100,622	$79,168	$21,454	27%
Sales and marketing expenses increased $10.9 million, or 27%, in the three months ended September 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs of $9.4 million, driven by higher headcount. Facility expenses, including rent expense, increased by $0.4 million. The remaining increase was primarily due to a $0.7 million increase in travel expenses, and a $0.4 million increase of other miscellaneous expenses.
Sales and marketing expenses increased $21.5 million, or 27%, in the six months ended September 30, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs of $19.6 million, driven by higher headcount. Facility expenses, including rent expense, increased by $1.0 million. The remaining increase was primarily due to a $0.9 million increase in travel expenses.
General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
General and administrative	$14,305	$10,833	$3,472	32%	$28,247	$21,069	$7,178	34%
General and administrative expenses increased $3.5 million, or 32%, in the three months ended September 30, 2017 compared to the same period of 2016. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $1.3 million, driven by an increase in headcount. The remaining increase was primarily due to a $1.6 million increase in consultant expenses, a $0.3 million increase in facilities expenses, and a $0.3 million increase of other miscellaneous expenses.
General and administrative expenses increased $7.2 million, or 34%, in the six months ended September 30, 2017 compared to the same period of 2016. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $3.2 million, driven by an increase in headcount. The remaining increase was primarily due to a $2.8 million increase in consultant expenses, a $0.4 million increase in software subscription expenses and a $0.6 million increase in facilities expenses.
Other Income, Net

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
Other income, net	$339	$103	$236	229%	$1,088	$192	$896	467%
Other income, net increased by $0.2 million in the three months ended September 30, 2017 compared to the same period of 2016, and $0.9 million in the six months ended September 30, 2017 compared to the same period of 2016. These increases were primarily a result of an increase in interest income.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2017	2016

	(in thousands)
Cash provided by operating activities	$16,601	$3,837
Cash provided by (used in) investing activities	(14,483)	11,788
Cash provided by financing activities	20,293	12,406
Net increase in cash and cash equivalents	$22,411	$28,031
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
Operating Activities
During the six months ended September 30, 2017, cash provided by operating activities was $16.6 million as a result of a net loss of $30.6 million, adjusted by non-cash charges of $31.8 million and a change of $15.4 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $22.5 million decrease in accounts receivable and a $2.8 million increase in accrued compensation and benefits and other liabilities. This was partially offset by a $5.5 million increase in prepaid expenses and other assets, a $3.5 million decrease in deferred revenue, a $0.5 million decrease in accounts payable, and a $0.4 million decrease in deferred rent.
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
Investing Activities
Cash used in investing activities during the six months ended September 30, 2017 was $14.5 million, primarily as a result of purchases of short-term investments of $55.1 million, purchases of property and equipment of $14.4 million, and increases in capitalization of software development costs of $1.5 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $56.4 million.
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
Financing Activities
Cash provided by financing activities during the six months ended September 30, 2017 was $20.3 million, which was the result of proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2017 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 18, 2017.
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
We anticipate the significant impacts of adopting Topic 606 will include the deferral of incremental commission costs of obtaining contracts and additional disclosure requirements. Currently, we record commissions as sales and marketing expenses as incurred. Under the new standard, we will capitalize incremental commissions related to initial contracts over the expected period of benefit. We have not yet concluded the amortization period of these capitalized costs, which will affect the classification and magnitude of the deferred costs at each reporting period. We will continue to quantify the effects of adopting Topic 606 on our condensed consolidated financial statements, including the impact on our revenue as well as the changes discussed above.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard will be effective for us in the fiscal year beginning April 1, 2020; early adoption is permitted in the fiscal year beginning April 1, 2019. We are currently evaluating the effect the standard will have on our condensed consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our subscription agreements are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents of $110.7 million as of September 30, 2017, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $116.7 million as of September 30, 2017, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net losses of $30.6 million and $32.2 million in the six months ended September 30, 2017 and 2016, respectively. At September 30, 2017, we had an accumulated deficit of $290.8 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
If we are not able to develop enhancements to our products, increase adoption and usage of our products, and introduce new products and capabilities that achieve market acceptance, our business could be harmed. *
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The success of any enhancement or new products depends on several factors, including timely completion, adequate quality testing, introduction, and market acceptance. Any products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. If we are unable to successfully enhance our existing products to meet customer requirements, increase adoption and usage of our products, or develop new products, our business and operating results will be harmed.
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

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the six months ended September 30, 2017, sales and marketing expenses represented 61% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Because users are able to configure our platform to collect and store confidential or proprietary information, security concerns could result in additional cost and liability to us or inhibit sales of our products. *
Our operations involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, which customers might choose to have include some personally identifiable information, and security breaches, computer malware, and computer hacking attacks could expose us to a risk of loss of this information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.
Cyber-attacks and other malicious Internet-based activity continue to increase generally. If our products or security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data.
If we are not able to detect and indicate activity on our platform that might be nefarious in nature, our customers could suffer harm. In such cases, we could face exposure to legal claims, particularly if the customer suffered actual harm. We cannot assure you that any limitations of liability provisions in our contracts for a security lapse or breach would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our expansion rates, financial condition, operating results, and reputation.
Changes in privacy laws, regulations, and standards may cause our business to suffer. *
We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is still evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard, or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in early 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
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
Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to continuously modify and enhance our products and platform capabilities to adapt to changes and innovation in these technologies. If developers widely adopt new software platforms, we would have to develop new versions of our products and platform capabilities to work with those new platforms. This development effort may require significant engineering, marketing, and sales resources, all of which would affect our business and operating results. Any failure of our products and platform capabilities to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	unexpected changes in regulatory requirements, taxes, or trade laws;

•	regional data security and privacy laws and regulations and the unauthorized use of, or access to, commercial and personal information;

•	differing labor regulations where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

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
We may be sued by third parties for alleged infringement of their proprietary rights. *
There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others and how we prepare for and handle claims of infringement. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. For more information about these proceedings, see Part II, Item 1 “Legal Proceedings.” In the future, we may receive claims that our products, platform capabilities, and underlying technology infringe or violate the claimant’s intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and platform capabilities, or require that we comply with other unfavorable terms.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2017, we had one issued patent, seven patent applications pending, and two trademark registrations for “New Relic” in the United States, as well as two Patent Cooperation Treaty applications and three trademark registrations and four trademark applications for “New Relic” outside of the United States. Despite our issued patent and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patent and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
While many of these risks are not within our control to prevent, our brand may be damaged if these plugins do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.
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
In addition, the application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. For instance, it is not uncommon for taxing authorities in different countries to have conflicting views, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.
The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations. *
We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Topic 606, which supersedes nearly all existing revenue recognition guidance under GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This new standard is effective for our interim and annual periods beginning April 1, 2018, and we anticipate the new standard to have a significant impact on our deferred commissions asset and the related amortization expense. We are continuing to evaluate the impact of the adoption of this standard on our condensed consolidated financial statements and our preliminary assessments are subject to change. Refer to Note 1 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the new guidance and its potential impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of the standard may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.

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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $51.31 to $20.39 through September 30, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees. *
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of New Relic to us or our stockholders;

•
any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us or any of our directors, officers, or other employees that is governed by the internal affairs doctrine.
This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	Seventh Amendment to Lease by and between the Registrant and 111 SW 5th Avenue Investors LLC, dated as of September 15, 2017.					X
10.2	Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of November 1, 2017.					X
10.3	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NEW RELIC, INC.
Date:	November 7, 2017
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)