Form 10-Q
period 2017-12-31
NEW RELIC, INC.
filed 2018-02-07
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 26, 2018, there were 55,441,340 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain GAAP (as defined below) and non-GAAP profitability;

•	use of non-GAAP financial measures;

•	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure, and liquidity needs;

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31,	March 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$125,237	$88,305
Short-term investments	107,799	118,101
Accounts receivable, net of allowance for doubtful accounts of $1,075 and $1,117, respectively	52,676	62,032
Prepaid expenses and other current assets	9,431	8,169
Total current assets	295,143	276,607
Property and equipment, net	52,572	50,728
Restricted cash	8,202	8,115
Goodwill	11,828	11,828
Intangible assets, net	1,508	2,499
Other assets	5,740	2,492
Total assets	$374,993	$352,269
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,737	$6,522
Accrued compensation and benefits	18,092	15,935
Other current liabilities	6,904	7,607
Deferred revenue	134,889	125,269
Total current liabilities	163,622	155,333
Deferred rent, non-current	8,159	8,272
Deferred revenue, non-current	453	1,135
Other liabilities, non-current	709	685
Total liabilities	172,943	165,425
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2017 and March 31, 2017; 55,657 shares and 53,539 shares issued at December 31, 2017 and March 31, 2017, respectively; and 55,397 shares and 53,279 shares outstanding at December 31, 2017 and March 31, 2017, respectively	56	53
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	501,004	447,314
Accumulated other comprehensive loss	(229)	(96)
Accumulated deficit	(298,518)	(260,164)
Total stockholders’ equity	202,050	186,844
Total liabilities and stockholders’ equity	$374,993	$352,269
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue	$91,827	$68,096	$256,610	$190,143
Cost of revenue	15,671	12,627	46,342	36,060
Gross profit	76,156	55,469	210,268	154,083
Operating expenses:
Research and development	18,154	14,377	54,686	45,087
Sales and marketing	51,393	43,458	152,015	122,626
General and administrative	14,596	11,578	42,843	32,647
Total operating expenses	84,143	69,413	249,544	200,360
Loss from operations	(7,987)	(13,944)	(39,276)	(46,277)
Other income (expense):
Interest income	534	325	1,503	796
Interest expense	(21)	(21)	(64)	(63)
Other income (expense), net	(45)	(280)	117	(517)
Loss before income taxes	(7,519)	(13,920)	(37,720)	(46,061)
Income tax provision (benefit)	210	(37)	634	23
Net loss	$(7,729)	$(13,883)	$(38,354)	$(46,084)
Net loss per share, basic and diluted	$(0.14)	$(0.27)	$(0.70)	$(0.90)
Weighted-average shares used to compute net loss per share, basic and diluted	55,196	52,328	54,534	51,297
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net loss	$(7,729)	$(13,883)	$(38,354)	$(46,084)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(135)	(86)	(133)	(87)
Comprehensive loss	$(7,864)	$(13,969)	$(38,487)	$(46,171)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss:	$(38,354)	$(46,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,306	13,356
Stock-based compensation expense	29,778	23,719
Other	498	822
Changes in operating assets and liabilities:
Accounts receivable	9,223	(6,478)
Prepaid expenses and other assets	(4,438)	(1,651)
Accounts payable	(829)	1,125
Accrued compensation and benefits and other liabilities	2,475	3,307
Deferred revenue	8,938	18,169
Deferred rent	(504)	3,052
Net cash provided by operating activities	24,093	9,337
Cash flows from investing activities:
Purchases of property and equipment	(17,577)	(16,601)
Increase in restricted cash	(87)	—
Purchases of short-term investments	(78,074)	(116,285)
Proceeds from sale and maturity of short-term investments	88,232	126,113
Capitalized software development costs	(3,054)	(3,075)
Net cash used in investing activities	(10,560)	(9,848)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	3,029	2,504
Proceeds from exercise of employee stock options	20,370	12,263
Net cash provided by financing activities	23,399	14,767
Net increase in cash and cash equivalents	36,932	14,256
Cash and cash equivalents, beginning of period	88,305	65,914
Cash and cash equivalents, end of period	$125,237	$80,170
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$358	$226
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$256	$2,534
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
Concentration of Risk—There were no customers that represented more than 10% of the Company’s accounts receivable balance as of December 31, 2017. One customer represented 12% of the Company’s accounts receivable balance as of March 31, 2017. There were no customers that individually exceeded 10% of the Company’s revenue during the three and nine months ended December 31, 2017 or 2016.
Short-term Investments—Short-term investments consist of commercial paper, certificates of deposit, U.S. treasury securities, U.S. agency securities, and corporate debt securities and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in the condensed consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of December 31, 2017 and March 31, 2017.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations. There has been no such adjustment as of December 31, 2017.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through December 31, 2017, the Company has not had any goodwill impairment.
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

2.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017 and March 31, 2017 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$42,280	$—	$—	$42,280
Commercial paper	—	6,486	—	6,486
U.S. treasury securities	2,997	—	—	2,997
U.S. government agencies	—	3,925	—	3,925
Short-term investments:
Certificates of deposit	—	25,601	—	25,601
Commercial paper	—	12,648	—	12,648
Corporate notes and bonds	—	15,837	—	15,837
U.S. treasury securities	18,937	—	—	18,937
U.S. government agencies	—	34,776	—	34,776
Restricted cash:
Money market funds	8,202	—	—	8,202
Total	$72,416	$99,273	$—	$171,689
Included in cash and cash equivalents				$55,688
Included in short-term investments				$107,799
Included in restricted cash				$8,202

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$36,180	$—	$—	$36,180
Commercial paper	—	5,441	—	5,441
U.S. government agencies	—	2,600	—	2,600
Short-term investments:
Certificates of deposit	—	28,210	—	28,210
Commercial paper	—	10,549	—	10,549
Corporate notes and bonds	—	17,378	—	17,378
U.S. treasury securities	11,276	—	—	11,276
U.S. government agencies	—	50,688	—	50,688
Restricted cash:
Money market funds	8,115	—	—	8,115
Total	$55,571	$114,866	$—	$170,437
Included in cash and cash equivalents				$44,221
Included in short-term investments				$118,101
Included in restricted cash				$8,115

There were no transfers between fair value measurement levels during the nine months ended December 31, 2017 and 2016.
Gross unrealized gains or losses for cash equivalents and short-term investments as of December 31, 2017 and March 31, 2017 were not significant. As of December 31, 2017 and March 31, 2017, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of December 31, 2017 and March 31, 2017 (in thousands):

	December 31, 2017	March 31, 2017
Due within one year	$92,163	$92,874
Due in one to two years	15,636	25,227
Total	$107,799	$118,101
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

3.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2017	March 31, 2017
Computers, software, and equipment	$8,023	$7,060
Site operation equipment	36,396	25,874
Furniture and fixtures	2,375	1,770
Leasehold improvements	31,943	30,586
Capitalized software development costs	36,199	32,618
Total property and equipment	114,936	97,908
Less: accumulated depreciation and amortization	(62,364)	(47,180)
Total property and equipment, net	$52,572	$50,728
Depreciation and amortization expense related to property and equipment was $5.5 million and $4.6 million for the three months ended December 31, 2017 and 2016, respectively, and $16.3 million and $12.6 million for the nine months ended December 31, 2017 and 2016, respectively.

4.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the nine months ended December 31, 2017.
Purchased intangible assets subject to amortization as of December 31, 2017 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,392)	$1,508

Purchased intangible assets subject to amortization as of March 31, 2017 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(2,401)	$2,499
Amortization expense of purchased intangible assets was $0.2 million and $0.2 million for the three months ended December 31, 2017 and 2016, respectively, and $1.0 million and $0.7 million for the nine months ended December 31, 2017 and 2016, respectively.

Estimated future amortization expense as of December 31, 2017 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2018 (remaining 3 months)	$196
2019	787
2020	525
$1,508

5.    Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2018 through 2027.
On November 1, 2017, the Company entered into a lease amendment (the “Amendment”) with 188 Spear Street LLC, the landlord of the building which is located at 188 Spear Street, San Francisco, California, to early renew and extend the term of its current operating lease through July 2027. The landlord has agreed to provide the Company with a construction allowance of approximately $2.6 million.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of December 31, 2017 and March 31, 2017, $8.9 million and $9.2 million was recorded as deferred rent, respectively.
Rent expense, net of sublease income, for operating leases was $3.1 million and $2.4 million for the three months ended December 31, 2017 and 2016, respectively, and $8.4 million and $7.3 million for the nine months ended December 31, 2017 and 2016, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2018 (remaining 3 months)	$3,357
2019	13,088
2020	14,339
2021	14,601
2022	14,739
Thereafter	59,507
Total minimum future lease payments	$119,631

Purchase Commitments—As of December 31, 2017 and March 31, 2017, the Company had purchase commitments of $24.7 million and $29.9 million, respectively, primarily related to hosting services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of December 31, 2017. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of December 31, 2017.

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

6.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For each of the three and nine months ended December 31, 2017, 101,493 shares of common stock were purchased under the ESPP. For each of the three and nine months ended December 31, 2016, 118,658 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $0.6 million and $0.5 million for the three months ended December 31, 2017 and 2016, respectively, and $1.6 million and $1.4 million for the nine months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there were 2,046,251 shares available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2017, there were 9,821,601 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the nine months ended December 31, 2017 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2017	4,607	$17.49	7.1	$90,339	1,978	$29.32	2.8	$73,309
Stock options granted	475	45.27
RSUs granted					1,001	45.59
Stock options exercised	(1,386)	14.67		42,151
RSUs vested					(587)	30.89
Stock options canceled/forfeited	(246)	26.20
RSUs canceled/forfeited					(354)	32.02
Outstanding - December 31, 2017	3,450	$21.83	6.8	$124,015	2,038	$36.40	2.7	$117,718
Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $9.9 million and $8.1 million for the three months ended December 31, 2017 and 2016, respectively, and $29.8 million and $23.7 million for the nine months ended December 31, 2017 and 2016, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost of revenue	$587	$475	$1,716	$1,369
Research and development	2,959	2,390	9,100	7,453
Sales and marketing	3,933	3,479	12,114	9,650
General and administrative	2,454	1,774	6,848	5,247
Total stock-based compensation expense	$9,933	$8,118	$29,778	$23,719
As of December 31, 2017, unrecognized stock-based compensation cost related to outstanding unvested stock options was $16.8 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years. As of December 31, 2017, unrecognized stock-based compensation cost related to outstanding unvested stock units was $67.9 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

7.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely.
The Company recorded an income tax provision of $0.2 million and an income tax benefit of $37,000 for the three months ended December 31, 2017 and 2016, respectively, and an income tax provision of $0.6 million and $23,000 for the nine months ended December 31, 2017 and 2016, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three and nine months ended December 31, 2017, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three and nine months ended December 31, 2017 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses incurred during the three and nine months ended December 31, 2017. The primary difference between the effective tax rate and the local statutory tax rate relates to the valuation allowance on the Company’s U.S. losses, foreign tax rate differences, and amortization of a deferred charge associated with the intercompany transfer of intellectual property from prior periods.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into federal law, which among other changes reduces the federal corporate tax rate to 21%. The Company does not expect the TCJA to have a material impact on its condensed consolidated financial statements due to its valuation allowance in the U.S., which nets deferred tax balances to zero. Based on the Company’s analysis, deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance and any other potential taxes arising due to the TCJA will result in reductions to its net operating loss and valuation allowance. The Company will continue to analyze the TCJA to assess the full effects on the Company’s financial results, including disclosures, for its fiscal year ending March 31, 2018.

8.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and nine months ended December 31, 2017 and 2016, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(7,729)	$(13,883)	$(38,354)	$(46,084)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	55,196	52,328	54,534	51,297
Net loss per share—basic and diluted	$(0.14)	$(0.27)	$(0.70)	$(0.90)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2017	2016
Options to purchase common stock	3,450	4,931
Restricted stock units	2,038	2,080
ESPP shares	99	104
Common stock reserved for issuance in connection with acquisition	—	43
	5,587	7,158

9.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
United States	$62,966	$46,084	$175,765	$128,806
EMEA	16,732	13,036	47,225	36,043
APAC	6,918	5,080	19,025	14,443
Other	5,211	3,896	14,595	10,851
Total revenue	$91,827	$68,096	$256,610	$190,143
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2017 and March 31, 2017.

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
We sell our products primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. For larger mid-market and enterprise organizations, our sales team focuses on leveraging users in existing accounts to expand our product users and usage across the organization. Although enterprise organizations constitute a minority of our total paid business accounts, we anticipate that the revenue we receive from enterprise paid business accounts will over time provide a significant majority of our overall revenue.
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
We have grown rapidly in recent periods, with revenue for the three months ended December 31, 2017 and 2016 of $91.8 million and $68.1 million, respectively, representing year-over-year growth of 35%. For the nine months ended December 31, 2017 and 2016, our revenue was $256.6 million and $190.1 million, respectively, representing year-over-year growth of 35%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $7.7 million and $13.9 million for the three months ended December 31, 2017 and 2016, respectively, and $38.4 million and $46.1 million for the nine months ended December 31, 2017 and 2016, respectively. Our accumulated deficit as of December 31, 2017 was $298.5 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 8%, and 6%, respectively, of our revenue for the three months ended December 31, 2017, and 19%, 7%, and 6%, respectively, of our revenue for the three months ended December 31, 2016. Our revenue from those regions constituted 18%, 7%, and 6%, respectively, of our revenue for the nine months ended December 31, 2017, and 19%, 8%, and 6%, respectively, of our revenue for the nine months ended December 31, 2016. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,253 employees as of December 31, 2017 from 1,032 employees as of December 31, 2016 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $100,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We had over 16,600 paid business accounts as of December 31, 2017, compared to over 14,900 as of December 31, 2016. We expect the rate at which we add paid business accounts to decrease over time as we scale our business, but it may fluctuate from period to period as a result of the introduction of alternative pricing options for our products or other factors.
As a subset of this metric, we believe that our number of paid business accounts with annual recurring revenue over $100,000 is one indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 629 paid business accounts with annual recurring revenue over $100,000 as of December 31, 2017, which was a 31.6% increase compared to 478 as of December 31, 2016. We believe this increase reflects our continued focus of a greater proportion of our sales and marketing efforts on larger mid-market and enterprise customers. As with our total paid business accounts, we expect the rate at which we add paid business accounts with annual recurring revenue over $100,000 to decrease over time as a result of deeper penetration into the enterprise market.
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
Our percentage of annualized recurring revenue from enterprise paid business accounts was 52% as of December 31, 2017, compared to 44% as of December 31, 2016. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to increase over time. However, because of the size of our large installed base and potential seasonality in regard to selling into enterprise customers, we believe the percentage may not move significantly from quarter to quarter and we expect the rate of increase in the percentage of enterprise paid business accounts to moderate over time.
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
Our annualized revenue per average paid business account for the quarter ended December 31, 2017 grew to over $22,500, which was an increase of 25.0% compared to over $18,000 for the quarter ended December 31, 2016. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced a decrease in the rate of growth of our annualized revenue per average paid business account and we expect the decrease to continue over time as our business scales and we introduce alternative pricing options for our products.
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
Our annualized dollar-based net expansion rate increased to 125.2% for the three-month period ended December 31, 2017 from 124.6% for the three-month period ended December 31, 2016. In the three-month period ended December 31, 2017, we saw comparable churn rates relative to the same period in the prior year, but a modestly higher amount of upsell activity relative to our total installed base.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(in thousands, except per share data)
Revenue	$91,827	$68,096	$256,610	$190,143
Cost of revenue (1)	15,671	12,627	46,342	36,060
Gross profit	76,156	55,469	210,268	154,083
Operating expenses:
Research and development (1)	18,154	14,377	54,686	45,087
Sales and marketing (1)	51,393	43,458	152,015	122,626
General and administrative (1)	14,596	11,578	42,843	32,647
Total operating expenses	84,143	69,413	249,544	200,360
Loss from operations	(7,987)	(13,944)	(39,276)	(46,277)
Other income (expense):
Interest income	534	325	1,503	796
Interest expense	(21)	(21)	(64)	(63)
Other income (expense), net	(45)	(280)	117	(517)
Loss before income taxes	(7,519)	(13,920)	(37,720)	(46,061)
Income tax provision (benefit)	210	(37)	634	23
Net loss	$(7,729)	$(13,883)	$(38,354)	$(46,084)
Net loss per share, basic and diluted	$(0.14)	$(0.27)	$(0.70)	$(0.90)
Weighted-average shares used to compute net loss per share, basic and diluted	55,196	52,328	54,534	51,297

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(in thousands)
Cost of revenue	$587	$475	$1,716	$1,369
Research and development	2,959	2,390	9,100	7,453
Sales and marketing	3,933	3,479	12,114	9,650
General and administrative	2,454	1,774	6,848	5,247
Total stock-based compensation expense	$9,933	$8,118	$29,778	$23,719

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	17	19	18	19
Gross profit	83	81	82	81
Operating expenses:
Research and development (1)	20	21	22	24
Sales and marketing (1)	56	64	59	64
General and administrative (1)	16	17	17	17
Total operating expenses	92	102	98	105
Loss from operations	(9)	(21)	(16)	(24)
Other income (expense):
Interest income	1	1	1	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(8)	(20)	(15)	(24)
Income tax provision (benefit)	—	—	—	—
Net loss	(8%)	(20%)	(15%)	(24%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	3	4	4	4
Sales and marketing	4	5	5	5
General and administrative	3	2	2	2
Total stock-based compensation expense	11%	12%	12%	12%
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
United States	$62,966	$46,084	$16,882	37%	$175,765	$128,806	$46,959	36%
EMEA	16,732	13,036	3,696	28	47,225	36,043	11,182	31
APAC	6,918	5,080	1,838	36	19,025	14,443	4,582	32
Other	5,211	3,896	1,315	34	14,595	10,851	3,744	35
Total revenue	$91,827	$68,096	$23,731	35%	$256,610	$190,143	$66,467	35%
Revenue increased $23.7 million, or 35%, in the three months ended December 31, 2017 compared to the same period of 2016. The increase was a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $3.7 million, or 28%, in the three months ended December 31, 2017 compared to the same period of 2016, and our revenue from APAC increased $1.8 million, or 36%, in the three months ended December 31, 2017 compared to the same period of 2016, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Revenue increased $66.5 million, or 35%, in the nine months ended December 31, 2017 compared to the same period of 2016. The increase was a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $11.2 million, or 31%, in the nine months ended December 31, 2017 compared to the same period of 2016, and our revenue from APAC increased $4.6 million, or 32%, in the nine months ended December 31, 2017 compared to the same period of 2016, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
Cost of revenue	$15,671	$12,627	$3,044	24%	$46,342	$36,060	$10,282	29%
Cost of revenue increased $3.0 million, or 24%, in the three months ended December 31, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $1.7 million. Personnel-related costs increased by $1.3 million, driven by higher headcount.
Cost of revenue increased $10.3 million, or 29%, in the nine months ended December 31, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $6.3 million. Personnel-related costs increased by $4.0 million, driven by higher headcount.
Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
Research and development	$18,154	$14,377	$3,777	26%	$54,686	$45,087	$9,599	21%
Research and development expenses increased $3.8 million, or 26%, in the three months ended December 31, 2017 compared to the same period of 2016. The increase was primarily a result of an increase of $3.3 million in personnel-related costs, driven by higher headcount, $0.4 million increase in hosting costs, and a $0.1 million increase of other miscellaneous expenses.
Research and development expenses increased $9.6 million, or 21%, in the nine months ended December 31, 2017 compared to the same period of 2016. The increase was primarily a result of an increase of $8.4 million in personnel-related costs, driven by higher headcount. The remaining increase was primarily due to a $0.9 million increase in software subscription expenses and a $0.3 million increase in depreciation expense.

Sales and Marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
Sales and marketing	$51,393	$43,458	$7,935	18%	$152,015	$122,626	$29,389	24%
Sales and marketing expenses increased $7.9 million, or 18%, in the three months ended December 31, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs of $7.8 million, driven by higher headcount, and a $0.1 million increase of other miscellaneous expenses.
Sales and marketing expenses increased $29.4 million, or 24%, in the nine months ended December 31, 2017 compared to the same period of 2016. The increase was primarily a result of an increase in personnel-related costs of $27.0 million, driven by higher headcount. The remaining increase was primarily due to a $1.6 million increase in travel expenses, and a $0.8 million increase in software subscription expenses.
General and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
General and administrative	$14,596	$11,578	$3,018	26%	$42,843	$32,647	$10,196	31%
General and administrative expenses increased $3.0 million, or 26%, in the three months ended December 31, 2017 compared to the same period of 2016. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $1.6 million, driven by an increase in headcount. The remaining increase was primarily due to a $0.9 million increase in consultant expenses and a $0.5 million increase in facilities expenses.
General and administrative expenses increased $10.2 million, or 31%, in the nine months ended December 31, 2017 compared to the same period of 2016. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $4.7 million, driven by an increase in headcount. The remaining increase was primarily due to a $3.9 million increase in consultant expenses, a $1.1 million increase in facilities expenses, and a $0.5 million increase in software subscription expenses.
Other Income, Net

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%

	(dollars in thousands)
Other income, net	$468	$24	$444	1,850%	$1,556	$216	$1,340	620%
Other income, net increased by $0.4 million in the three months ended December 31, 2017 compared to the same period of 2016, and $1.3 million in the nine months ended December 31, 2017 compared to the same period of 2016. These increases were primarily a result of an increase in interest income.

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our condensed consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations. We define non-GAAP income (loss) from operations as the respective GAAP balance, adjusted for: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) the transaction costs related to acquisition, (5) lawsuit litigation expense, and (6) employer payroll tax expense on equity incentive plans, as applicable. We use non-GAAP income (loss) from operations internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe the measure is useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of non-GAAP income (loss) from operations.
We believe non-GAAP income (loss) from operations is useful to investors and others in assessing our operating performance due to the following factors:
Stock-based compensation expense and amortization of stock-based compensation capitalized in software development costs. We utilize share-based compensation to attract and retain employees. It is principally aimed at aligning their interests with those of its stockholders and at long-term retention, rather than to address operational performance for any particular period. As a result, share-based compensation expenses vary for reasons that are generally unrelated to financial and operational performance in any particular period.
The amortization of purchased intangibles and the transaction costs related to acquisition. We view amortization of purchased intangible assets as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are evaluated for impairment regularly, amortization of the cost of purchased intangibles is an expense that is not typically affected by operations during any particular period. Similarly, we view acquisition related expenses as events that are not necessarily reflective of operational performance during a period.
Lawsuit litigation expense. We may from time to time incur charges or benefits related to litigation that are outside of the ordinary course of our business. We believe it is useful to exclude such charges or benefits because we do not consider such amounts to be part of the ongoing operation of our business and because of the singular nature of the claims underlying the matter.
Employer payroll tax expense on equity incentive plans. We exclude employer payroll tax expense on equity incentive plans as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these taxes may vary in any particular period independent of the financial and operating performance of our business.
Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies in our industry and exclude expenses that may have a material impact on our reported financial results.
The following table presents our non-GAAP income (loss) from operations and reconciles our GAAP to non-GAAP income (loss) from operations for the three and nine months ended December 31, 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
GAAP loss from operations	$(7,987)	$(13,944)	$(39,276)	$(46,277)
Plus: Stock-based compensation	9,933	8,118	29,778	23,719
Plus: Lawsuit litigation	—	44	—	48
Plus: Amortization of purchased intangibles	196	266	990	766
Plus: Amortization of stock-based compensation capitalized in software development costs	228	190	702	524
Plus: Employer payroll tax on employee equity incentive plans	309	403	1,557	1,553
Non-GAAP income (loss) from operations	$2,679	$(4,923)	$(6,249)	$(19,667)

Non-GAAP income (loss) from operations for the periods presented reflects the same trends discussed above in “Results of Operations.” Although overall expenses were higher than the same periods presented in the prior fiscal year, expense as a percentage of revenue decreased significantly. As a result, we generated non-GAAP income from operations for the first time in the third quarter of fiscal 2018. We anticipate we will continue to maintain non-GAAP income from operations in future periods.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2017	2016

	(in thousands)
Cash provided by operating activities	$24,093	$9,337
Cash used in investing activities	(10,560)	(9,848)
Cash provided by financing activities	23,399	14,767
Net increase in cash and cash equivalents	$36,932	$14,256
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
Operating Activities
During the nine months ended December 31, 2017, cash provided by operating activities was $24.1 million as a result of a net loss of $38.4 million, adjusted by non-cash charges of $47.6 million and a change of $14.9 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $9.2 million decrease in accounts receivable, an $8.9 million increase in deferred revenue, and a $2.5 million increase in accrued compensation and benefits and other liabilities. This was partially offset by a $4.4 million increase in prepaid expenses and other assets, a $0.8 million decrease in accounts payable, and a $0.5 million decrease in deferred rent.
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
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2017 was $10.6 million, primarily as a result of purchases of short-term investments of $78.1 million, purchases of property and equipment of $17.6 million, and increases in capitalization of software development costs of $3.1 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $88.2 million.
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

Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2017 was $23.4 million, which was the result of proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2017 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 18, 2017.
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
Interest Rate Risk
We had cash and cash equivalents of $125.2 million as of December 31, 2017, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $107.8 million as of December 31, 2017, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net losses of $38.4 million and $46.1 million in the nine months ended December 31, 2017 and 2016, respectively. At December 31, 2017, we had an accumulated deficit of $298.5 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
If customers do not expand their use of our products beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected. *
Most of our customers currently use our products to support application performance management functions, and the majority of our revenue to date has been from our application performance management products. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our software to additional use cases, such as infrastructure monitoring and customer usage analytics. If we fail to achieve market acceptance of our software, or if a competitor establishes a more widely adopted solution, our ability to grow our business and financial results will be adversely affected. In addition, as the amount of data stored for a given customer grows, that customer may have to agree to higher subscription fees for certain of our software or limit the amount of data stored in order to stay within the limits of its existing subscription. If their fees grow significantly, customers may react adversely to this pricing model, particularly if they perceive that the value of our software has become eclipsed by such fees or otherwise.
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

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the nine months ended December 31, 2017, sales and marketing expenses represented 59% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Changes in privacy laws, regulations, and standards may cause our business to suffer. *
We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard, or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in May 2018 and contains numerous requirements and changes from existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in 48 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach, including New Mexico, which enacted its data breach notification law in April 2017. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Additionally, in August 2017, Delaware amended its data breach notification law in order to expand what constitutes “personal information”, to require breach notification to the Delaware Attorney General, and to require the provision of credit monitoring in certain circumstances. In October 2017, a new

Nevada law took effect that requires website and online service operators to post a privacy notice on their websites regarding the company’s privacy practices. Nevada is the third state to have such a privacy policy requirement.
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

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc.; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc. and Google Inc.

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
Our ongoing and planned investments in data center hosting facilities are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results. *
We have made and will continue to make substantial investments in new equipment to support growth at our Chicago area data center hosting facilities and to launch a new European data center, provide enhanced levels of products and platform capabilities to our customers, and potentially reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. We have also invested in a combination of cloud hosting providers to serve our customers for certain portions of our service. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
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

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

•	significant reliance upon, and potential disputes with, local business partners;

•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	limitations on our ability to repatriate earnings;

•	laws and business practices favoring local competitors, or general preferences for local vendors;

•	limited or insufficient intellectual property protection;

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
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed. *
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition. *
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.
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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2017, we had one issued patent, eight patent applications pending, and two trademark registrations for “New Relic” in the United States, as well as two Patent Cooperation Treaty applications and four trademark registrations and two trademark applications for “New Relic” outside of the United States. Despite our issued patent and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patent and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We are subject to the tax laws of various jurisdictions, which are subject to unanticipated changes and to interpretation, which could harm our future results. *
We are subject to income taxes in the United States and foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in federal, state, or international tax laws and accounting principles.
For example, the recent U.S. tax legislation enacted in December 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax liability in the event we become profitable in the future. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position.
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
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.*
As of our fiscal year ended March 31, 2017, we had U.S. federal and state net operating losses of approximately $313.8 million and $161.4 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts. *
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
Weakened global economic conditions may harm our industry, business, and results of operations. *
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted in the past by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the decision by voters in the United Kingdom to leave the EU has resulted in significant and wide-ranging economic effects across multiple markets. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, undermine bilateral cooperation in key policy areas, and significantly disrupt trade between the United Kingdom and the EU. In addition, a withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us.
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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $60.85 to $20.39 through December 31, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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
In October 2017, we issued 43,092 shares of our common stock to four accredited investors as part of the consideration for our October 2014 acquisition of Ducksboard. We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Regulation S promulgated under the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about our company.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	Fifth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of December 29, 2017.					X
10.2	Form of Extension to Change in Control and Severance Agreement.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NEW RELIC, INC.
Date:	February 6, 2018
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)