Form 10-K
period 2018-03-31
NEW RELIC, INC.
filed 2018-05-11
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2017, based on the closing price of a share of the registrant’s common stock on September 29, 2017 as reported by the New York Stock Exchange on such date, was approximately $2,171,882,480. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of May 3, 2018, there were 55,976,273 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2018.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I

Item 1. Business
Overview
We are defining a new category of enterprise software that is designed to make every aspect of modern software and infrastructure observable. Our cloud-based platform and suite of products, which we collectively call the New Relic Platform, enable organizations to collect, store, and analyze massive amounts of data in real time so they can better operate their applications and infrastructure, improve their digital customer experience, and achieve greater business success. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, see results and realize benefits. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users. IT operations teams can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. For each of these audiences - software developers, IT operations, and business users - the New Relic Platform can help them operate their digital business.
Digital initiatives have become critical to the success of global businesses across industries. Software is driving modern customer experiences and is found in applications and throughout the architectures on which those applications run: servers, websites, operating systems, mobile devices, and other IT assets. The use of this software generates huge volumes of data about the end-user experience and how the application is performing, as well as the health of the underlying infrastructure. Historically, organizations collected and analyzed only a small fraction of this data due to technology and business constraints, including high costs and limited benefits, except for specific use cases such as application performance management, clickstream analysis, and web traffic measurement. Legacy software products were typically customized, expensive, required training, and thus limited to business-critical applications within large organizations. As a result, the vast majority of this data has been underutilized.
Fundamental technology and business trends are now enabling continuous improvements to digital environments. First, organizations around the globe are adopting digital transformation strategies to meet the demands of an increasingly digitally savvy customer base. Second, companies are increasingly adopting cloud technologies, utilizing the cloud as a new foundational architecture to support their digital business. Both of these shifts have put tremendous pressure on internal technology teams to adapt to these new business demands. And, as a result, they are adopting new agile processes and software development operations, or DevOps, practices that enable them to move to the cloud faster, and take advantage of modern infrastructure technologies like microservices and containers, in order to accelerate their pace of innovation and responsiveness to business demands.
Amidst all of these changes to purpose, people, process, and technology, we continue to see an even greater opportunity for our New Relic Platform to empower technology and business users to harness data in order to operate their digital business. To do that, we provide customers with our software code, called agents, to add to their applications and infrastructure quickly and easily. These intelligent agents enable our users to identify vast amounts of data they would like to have sent to our cloud-based, big data database. Our database stores and organizes the data that we receive from our users for analysis through dynamic, real-time dashboards that users can easily configure to monitor their key metrics and events and quickly make queries using simple phrases. Our unified platform and intuitive product design results in users being able to quickly receive alerts and insights into their data. With this full-stack visibility, companies can significantly improve the quality of their digital initiatives, understand how their customers are engaging with their digital business in real-time, and scale the performance of their digital initiatives to better meet the demands of their busiest days.
Our New Relic Platform is made up of our integrated suite of products, a powerful big data database, and an open and extensible cloud platform. Our products for technology users focus on software performance management and monitoring and include New Relic APM, or Application Performance Management, New Relic Mobile, New Relic Browser, New Relic Synthetics, and New Relic Infrastructure. Built into the core of our technology platform, New Relic Insights provides big data analytics to both business and technology users that enable them to easily extract actionable information from the massive quantities of data flowing through their software.
In addition to our paid products, we offer key platform capabilities in the form of applied intelligence, alerts, and plugins. New Relic Applied Intelligence consists of Dynamic Baseline Alerts, Error Profiles, and Radar, each of which is designed to analyze customer data and provide actionable results. New Relic’s alerting capabilities offer policy management that delivers alerts across our entire suite of products. We also offer plugin architecture including application programming interfaces, or

APIs, and software development kits, or SDKs, for customers and partners to embed and extend our platform into their products. Today, there are hundreds of plugins to extend our functionality to other applications and infrastructures including Amazon Web Services, Microsoft Azure, Google Cloud Platform, and Pivotal Cloud Foundry.
Our go-to-market strategy centers on creating a frictionless experience for our customers, enabling them to quickly see results and share their insights broadly across their company. We combine grassroots user adoption with both low-touch and high-touch sales approaches. Our products are easy to download and use, which allowed us to build a large base of users within smaller organizations before we even began to grow and develop our enterprise sales organization. Over time, users within larger organizations helped us to grow our footprint within their companies, as they often increase the number of applications monitored and expand their use of our products. This has led many of our top customers to develop into accounts with hundreds of users across multiple roles, each accessing a common set of data through the New Relic Platform to deliver real-time visibility into the operations of their digital business. Today, we have a direct enterprise sales and support operation in order to better market to and service the enterprise market, which now represents a majority of our revenue and revenue growth.
We have achieved rapid customer adoption, high net customer retention, and significant growth since our founding. For our fiscal years ended March 31, 2018, 2017, and 2016, our revenue was $355.1 million, $263.5 million, and $181.3 million, respectively, representing year-over-year growth of 35% from the fiscal year ended March 31, 2017 to the fiscal year ended March 31, 2018, and 45% from the fiscal year ended March 31, 2016 to the fiscal year ended March 31, 2017. We had net losses of $45.3 million, $61.1 million, and $67.5 million for our fiscal years ended March 31, 2018, 2017, and 2016, respectively.
We were formed in Delaware in September 2007 as New Relic Software, LLC. We converted from a Delaware limited liability company to a Delaware corporation and changed our name to New Relic, Inc. in February 2008. Our principal executive offices are located at 188 Spear Street, Suite 1200, San Francisco, California 94105, and our telephone number is (650) 777-7600. Our website address is www.newrelic.com. Information contained on, or that can be accessed through, our website is not intended to be incorporated by reference into this Annual Report on Form 10-K and references to our website address in this Annual Report on Form 10-K are inactive textual references only. We completed our initial public offering in December 2014 and our common stock is listed on the New York Stock Exchange under the symbol “NEWR.” Unless the context requires otherwise, the words “New Relic,” “we,” “Company,” “us,” and “our” refer to New Relic, Inc. and our wholly owned subsidiaries. “New Relic,” the New Relic logo, and other trademarks or service marks of New Relic that may appear in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies, and all such third-party trade names, trademarks and service marks are the property of their respective owners.
Our Solution
We have developed the New Relic Platform suite of products, big data database, and open platform to help technology and business users make real-time, data-driven decisions to improve business and IT performance. In addition, developers and operations teams can quickly build better software, and keep it running optimally across a dynamic infrastructure - ultimately delivering better end-user experiences for their customers. Our platform enables users to collect, store, and analyze vast quantities of data flowing through and about their software.
We currently offer an integrated suite of products and platform capabilities that we continue to seek to enhance and expand, which most notably include:

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

These agents configure automatically to their particular IT environment and securely collect and send event and performance data that is defined by the customer to our proprietary cloud database. The agents are designed to cause minimal latency on the application.

•
Store. Data received from the agents deployed by our customers is stored in our highly secure and scalable cloud-based, big data database. Our database has been crafted so that our customers do not need to build or maintain their own big data solution for digital operations. We have optimized this database to store data as well as handle the analytics and queries that we believe are important to drive decision making. Customers can easily define which data they want to collect and store for analysis.

•
Analyze. Our simple and intuitive user interface consists of a dashboard of graphical charts for key performance indicators, which are easily configurable and enable deep drill-down and root cause analysis. Our New Relic Insights product includes two ways for technical and non-technical users to drill down into their data, diagnose problems, and make more informed decisions. New Relic Insights offers a visual data explorer that enables a user to understand data attributes, and drill down on graphs and attributes utilizing an intuitive point-and-click interface. New Relic Insights also offers a field for queries utilizing the New Relic Query Language, or NRQL, similar to the commonly used Structured Query Language, or SQL. Users can type a simple query into the NRQL field and receive the answer in a range of visual and graphical formats. In addition, New Relic Insights enables users to create and publish a set of customer-curated dashboards, along with an optional search field, for use by non-technical business users.

Key Elements of Our Solution

•
SaaS-Based Delivery Model. We designed our products based on cloud architecture and a software-as-a-service, or SaaS, delivery model. We are able to provide frequent updates to our software, enabling us to continuously improve it to reflect technology developments. This approach delivers a wide range of technology and financial benefits over on-premise architectures, including potential faster time to market, accelerated return on investment, and lower total cost of ownership for our customers.

•
Scalable, Flexible Cloud Architecture. Our customers can collectively analyze billions of data points every second. Because we built our technology with a multi-tenant cloud architecture, customers can leverage its scale to rapidly run queries and get answers—without having to build their own expensive infrastructure.

•
Flexibility to Monitor Cloud, Hybrid, and On-Premise Architectures. In addition to modern cloud architectures, our SaaS solution can monitor hybrid cloud and heterogeneous architectures, including on-premise software. Users are able to rapidly deploy our agents globally across their IT environment. New Relic Infrastructure includes native integrations with more than 40 of the most popular services from Amazon Web Services, Microsoft Azure, and Google Cloud Platform, as well as an expanded library of integrations with leading infrastructure components including Apache, Cassandra, MySQL, NGINX Plus, RabbitMQ, Redis, and StatsD. The New Relic Infrastructure SDK is designed to make development, customization, and deployment of integrations easy and offer the most flexibility for a customer from their own data centers to public cloud services to hybrid cloud deployments. Health Map brings together New Relic APM and New Relic Infrastructure to deliver insights on application and infrastructure performance into a single, prioritized view.

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

•
Mobile Enabled. We provide a native mobile version of our products with nearly all functionality accessible and usable through mobile devices. Our products are designed to anticipate and handle the complexity of mobile architectures, such as mobile carrier performance and user location.

•
Big Data Database and Analytics. Our proprietary, cloud-based database leverages modern big data technologies, including in-memory storage and distributed clustering techniques, which enable our users to collect and store billions of events and data points each day. Our database structure allows customers to easily build dashboards or make queries to deliver real-time insights.

•
Easy and Intuitive. We design our products to be simple, intuitive, and user-friendly. Users are able to learn, deploy, and can begin using our products often within a few minutes. This is important for developers and operations teams who do not need to do extra coding or configuration to use our products. It is also important for business and technical users who can leverage our products to augment their existing knowledge of applications and infrastructure.

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

Benefits of Our Solution

•
Software Developers. Software developers and modern DevOps teams can use our products to monitor a broad range of traditional and modern development languages and frameworks. With our suite of products, they can better monitor software performance to continuously improve it as well as fix and prevent problems. Developers can build better software, build it faster, and keep it running optimally for better end-user experiences.

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

•
High Total Cost of Ownership. Traditional products have been deployed on-premise, requiring substantial upfront investments in IT infrastructure and extensive implementation, customization, maintenance, and training costs. Organizations increasingly choose not to deploy these products, or postpone implementations of upgraded versions, due to concerns relating to the substantial costs involved.

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
JavaScript
Node.js
PHP
Python
Ruby
Go
Once integrated, our agents quickly recognize their IT environment and configure themselves automatically. They then enable our users to collect performance and event data that is defined by the customer and report it to our cloud-based database for storage and analysis.
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
Our Products and Platform Capabilities
The New Relic Platform is an integrated suite of SaaS-based products and platform capabilities built on top of a common technology platform. We offer flexible pricing options for our products to service customers of all sizes to fit their company’s needs. Subscription levels (Lite, Essentials, and Pro) offer increasing functionality, retention of data, and customer support, while the product pricing (such as host-based or compute units for New Relic APM) offers customers flexibility in their monthly usage.

New Relic Platform Products
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

•
Integrated with New Relic Platform. New Relic’s platform enables customers to link Synthetics monitoring when leveraging our other products, including New Relic APM, New Relic Browser, New Relic Infrastructure, New Relic Mobile, and New Relic Insights.

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
New Relic Infrastructure
New Relic Infrastructure is designed to provide a complete view of the health and configuration changes for an enterprise’s entire host ecosystem across all environments-from their own data centers to public cloud services to hybrid cloud deployments. Additionally, because New Relic Infrastructure is part of a unified cloud monitoring platform, every infrastructure component and service can be analyzed with performance and health metrics for the applications they support to create alerts and be displayed in New Relic Insights dashboards. Elements of New Relic Infrastructure include:

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

New Relic Insights is an integrated platform feature included with paid subscriptions of our New Relic APM, New Relic Infrastructure, New Relic Browser, and New Relic Mobile products. Users can query their data in either a curated or ad hoc fashion. For predictable queries that provide visibility into application performance, we offer a curated experience directly within New Relic APM, New Relic Browser and New Relic Mobile. And, to perform ad hoc, deeper investigations into an issue, we enable users to uncover the root cause through the New Relic Insights product interface.
Other elements of New Relic Insights include:

•
Iterative Business Analytics. New Relic Insights is built on a proprietary event database, which is our purpose-built event database that runs in a cloud-hosted, highly distributed super-cluster. The database was built to query billions of data points in less than a second, enabling users to perform ad-hoc analytics of business data in real time through a point and click Data Explorer or through a NRQL query. It collects and stores this data from software sources including our New Relic APM, New Relic Infrastructure, New Relic Browser, New Relic Synthetics, and New Relic Mobile products.

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

New Relic Platform Capabilities
New Relic Applied Intelligence
New Relic Applied Intelligence, or NRAI, includes the features we refer to as Radar, NRQL Baseline Alerting, and New Relic APM Error Profiles, which work together to enable engineering and operations teams to intelligently spot abnormal behavior across billions of pieces of data, predict where problems may arise, and ultimately provide prescriptive recommendations for problems before they impact customers. Elements of NRAI include:

•
Radar. A new user experience leveraging the NRAI engine, New Relic Radar is a personalized feed designed to provide engineering and operations teams with predictive and prescriptive insights into the critical services they are responsible for within their company’s software ecosystem. Radar analyzes the data from these services to identify patterns and potential issues-which may have been previously undetectable-and provide actionable ways to resolve the issue. Learning from user engagement and actions, Radar is designed to constantly improve to ensure the most relevant recommendations are surfaced to meet user needs.

•
Dynamic Baseline Alerting. New Relic’s Dynamic Baseline Alerting enables customers to set threshold alerting conditions which are modeled from historical application metric data by NRAI. Adding baseline capabilities to NRQL Alerting, New Relic enables customers to set dynamic alert thresholds on anomalous behavior for any of the billions of events New Relic processes daily. NRQL Baseline Alerting offers virtually endless possibilities for customers to be alerted on any event data collected by New Relic’s products or custom event data they insert into our database and be tailored to a particular team or company needs.

•
New Relic APM Error Profiles. New Relic APM’s Error Profiles leverage NRAI, allowing customers to better manage and analyze errors in their production applications. Using statistical measures, Error Profiles analyzes the attributes associated with the set of errors that happen in a particular time period and compares the values in that set against historical values, highlighting the error attributes that are different. Error Profiles enables DevOps teams to quickly understand the cause of an error, where to focus their attention, and prioritize resolving the error.

New Relic’s Alerts
New Relic’s alerting platform is a centralized notification system that delivers alerts from across the products that make up the New Relic Platform. It allows users to manage alert policies and alert conditions in order to receive early notification to identify potential performance issues and take action. Other elements of New Relic’s alerts include:

•
Integration with Tools. New Relic’s alerting platform is designed to integrate easily with communication and collaboration applications like PagerDuty, Campfire, HipChat, and Slack, allowing software teams to quickly understand when critical issues arise and take action.

•	Centralized UI. New Relic’s alerting platform provides a dedicated user interface for alert configuration and incident management across New Relic products.

•
More Powerful Alerts. New Relic’s alerting platform is designed to automatically apply existing alert conditions and policies for dynamic infrastructure, in order to remove the need for manual configuration. With the ability to craft precise alerts from NRQL queries, organizations can benefit from nearly limitless flexibility and baseline alerts powered by New Relic’s cloud platform.

New Relic’s Plugins Architecture
New Relic’s plugins architecture, which is currently included with New Relic APM, provides customers, partners, and third-party developers with APIs and SDKs to build plugins that extend our functionality and data into other application or IT environments. For example, while our focus is on supporting modern programming languages and frameworks with our agents, some customers and developers have built plugins to address custom or legacy on-premise applications and architectures. In addition, plugins can also extend the functionality and data from other applications and sources into our databases. The New Relic plugin architecture allows for hundreds of easily downloadable plugins to users. Other elements include:

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

Employees
As of March 31, 2018, we had 1,284 employees, including temporary employees. We also engage consultants. We consider our relations with our employees to be good.
Operations
We host our applications and serve all our customers from data centers located in the Chicago, Illinois area and, to a lesser extent, a combination of cloud hosting providers. We utilize third parties to manage the infrastructure at our Chicago data centers. We have also announced our intention to open a European Region in Germany in calendar year 2018. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
Research and Development
Our research and development organization is responsible for the design, development, and testing of all aspects of the New Relic Platform suite of products and platform capabilities. We invest heavily in these efforts to continuously improve, innovate, and add new features to our solutions.
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
The majority of our research and development team is based in our Portland, Oregon office, but also has a presence in our offices in San Francisco, California and Barcelona, Spain. To foster rapid innovation, our team is further apportioned into smaller, agile development teams.
As of March 31, 2018, we had 325 employees in our research and development organization. Our research and development expenses were $74.3 million, $61.1 million, and $46.4 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2018, we had 609 employees in our sales and marketing organization.
Sales
We sell our products to businesses of all sizes largely through our direct sales organization, with our primary focus on large enterprise companies. Our direct sales organization is organized by size of customer and geography and is focused on growing accounts and usage so as to provide our customers with a broader set of our product solutions.
Our sales organization has separate teams focused on mid-market organizations and large enterprises. Our specific sales strategy is based on the size of account and the target user at an organization—software developers, business or product managers, or IT managers.
We have experienced increased seasonality in our sales and operating results as mid-market and enterprise customers have become a larger percentage of our revenues. The first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. Over time that could lead to stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized.
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
Partnerships and Strategic Relationships
We have built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. We also have developed relationships with several cloud providers including Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Cloud, Pivotal Cloud Foundry, and others where we collaborate to ensure our products and platform capabilities work well on applications running on their clouds. These providers offer access to our products and platform capabilities through links on their websites, refer developers and other potential users to us, and expand our marketing reach. Additionally, a growing number of system integrators, consultants, and value added resellers are using the New Relic Platform to help their customers make the resourcing and prioritization decisions necessary for successful cloud migrations and transformation projects.
Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the applications and the programing languages used to develop applications, devices, operating systems, and technology landscape result in evolving customer requirements.
Our competitors fall into four primary categories:

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc.; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., and Google Inc.
The principal competitive factors in our market include:

•	product and platform features, architecture, reliability, security, performance, effectiveness, and supported environments;

•	product extensibility and ability to integrate with other technology infrastructures;

•	digital operations expertise;

•	ease of use of products and platform capabilities;

•	total cost of ownership;

•	adherence to industry standards and certifications;

•	strength of sales and marketing efforts;

•	brand awareness and reputation; and

•	focus on customer success.
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
In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2018, we had one issued patent, fourteen patent applications pending, and two trademark registrations for “New Relic” in the United States, as well as two Patent Cooperation Treaty applications and four trademark registrations and two trademark applications for “New Relic” outside of the United States.
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
We have incurred net losses in each fiscal period since our inception, including net losses of $45.3 million, $61.1 million, and $67.5 million in the fiscal years ended March 31, 2018, 2017, and 2016, respectively. At March 31, 2018, we had an accumulated deficit of $305.5 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. Many of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period. Subscription periods are most often one year in length, and in recent fiscal years we have secured an increased percentage of longer duration commitments as we have sold more to larger organizations. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions have the right to cancel their agreements prior to the termination of the subscription term.
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
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the fiscal year ended March 31, 2018, sales and marketing expenses represented 58% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Cyber-attacks and other malicious Internet-based activity continue to increase generally. If our products or security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Moreover, if a high-profile security breach occurs with respect to another cloud platform provider, our customers and potential customers may lose trust in the security of cloud platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect on May 25, 2018 and contains numerous requirements and changes from existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
In addition to the GDPR, the European Commission also has another draft regulation in the approval process that focuses on a person’s right to conducting a private life (in contrast to GDPR, which focuses on protection of personal data). The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or e-Privacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation will likely be enacted sometime in the latter part of 2018. While the new legislation contains protections for those using communications services (for example, protections against online tracking technologies), the timing of its enactment following the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the e-Privacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, which may negatively impact our product offerings and our relationships with our customers.
Complying with the GDPR and the ePrivacy Regulation (when it becomes effective) may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR and ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area or protect a person’s privacy, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in 49 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach, including North Dakota, whose data breach notification law goes into effect in July 2018 and follows the enactment of New Mexico’s law, which went into effect in April 2017. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, Oregon recently updated its data breach notification law such that the duty to notify applies not only to entities that own or license information and use it in the course of their business, but also to those that “otherwise possess” information and use it in the course of their business. This update will become effective in June 2018. Additionally, in August 2017, Delaware amended its data breach notification law in order to expand what constitutes “personal information”, to require breach notification to the Delaware Attorney General, and to require the provision of credit monitoring in certain circumstances. In October 2017, a new Nevada law took effect that requires website and online service operators to post a privacy notice on their websites regarding the company’s privacy practices. Nevada is the third state to have such a privacy policy requirement.
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
We generally recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Beginning with the first quarter of fiscal 2019, we expect that the way in which we recognize this revenue will be impacted by Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or Topic 606. Please see the risk factor under the heading “The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations.” for more information.
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
We have made and will continue to make substantial investments in new equipment to support growth at our Chicago area data center hosting facilities and the launch a new European Region in Germany in calendar year 2018, provide enhanced levels of products and platform capabilities to our customers, and potentially reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. We have also invested in a combination of cloud hosting providers to serve our customers for certain portions of our service. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
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
We believe that our development of the New Relic brand is critical to achieving widespread awareness of our existing and future solutions, and, as a result, is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, including our ability to do so in a cost-effective manner, and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
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
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market for our products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2018, we had one issued patent, fourteen patent applications pending, and two trademark registrations for “New Relic” in the United States, as well as two Patent Cooperation Treaty applications and four trademark registrations and two trademark applications for “New Relic” outside of the United States. Despite our issued patent and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patent and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We may in the future require additional capital to operate our business and respond to business opportunities that may arise, including the need to develop new products and platform capabilities or enhance our existing products and platform capabilities, enhance our operating infrastructure, protect our intellectual property, possible acquisitions of complementary businesses and technologies, a decline in the level of subscriptions for our products, or other circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could require us to use a portion of our cash flows to make debt service payments, which could place us at a competitive disadvantage relative to our less leveraged peers. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock, including registration rights. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.
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
We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Topic 606, which, together with subsequently issued guidance, supersedes nearly all existing revenue recognition guidance under GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This new standard is effective for our interim and annual periods beginning April 1, 2018, and we anticipate the new standard to have a significant impact on our deferred commissions asset and the related amortization expense. We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements and our preliminary assessments are subject to change. Refer to Note 1 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the new guidance and its potential impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of the standard may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of our fiscal year ended March 31, 2018, we had U.S. federal and state net operating losses of approximately $406.0 million and $211.0 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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

The revenue growth and potential profitability of our business depends on demand for software applications and products generally, and application performance monitoring and our other offerings specifically. In addition, our revenue is dependent on the number of users of our products and the degree of adoption of such users with respect to our products and platform capabilities. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our IPO in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $79.08 to $20.39 through March 31, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles, such as the adoption of FASB issued Topic 606, the new revenue recognition standard;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products and platform capabilities, or third-party proprietary rights;

•	cybersecurity attacks or incidents;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	changes in our board of directors or management;

•	announced or completed equity or debt transactions involving our securities;

•	sales of shares of our common stock by us, our officers, directors, or other stockholders;

•	lawsuits filed or threatened against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 73,391 square feet of space under a lease that expires in July 2027. In addition to our headquarters, we lease approximately 42,201 square feet of additional office space in San Francisco under a lease that expires in October 2023. In addition to our San Francisco offices, we lease space in Portland, Oregon as our primary research and development office under a lease that expires in June 2023.
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
Our common stock is listed on the New York Stock Exchange under the symbol “NEWR”. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for trading days during the periods indicated:

Fiscal Year Ended March 31, 2017	High	Low
First Quarter	$32.71	$23.55
Second Quarter	$38.72	$28.76
Third Quarter	$38.47	$27.85
Fourth Quarter	$40.10	$28.40
Fiscal Year Ended March 31, 2018	High	Low
First Quarter	$45.32	$36.72
Second Quarter	$51.31	$42.48
Third Quarter	$60.85	$49.50
Fourth Quarter	$79.08	$56.01
Holders of Record
As of May 3, 2018, there were 57 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 12, 2014, the date our common stock began trading on the NYSE, and its relative performance is tracked through March 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative Total Return
Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

	Base Period 12/12/14	3/31/15	9/30/15	3/31/16	9/30/16	3/31/17	9/30/17	3/31/18
New Relic, Inc.	$100.00	$102.09	$112.12	$76.73	$112.74	$109.06	$146.51	$218.06
S&P 500	$100.00	$103.27	$95.89	$102.87	$108.29	$118.00	$125.82	$131.89
S&P Composite 1500 Information Technology	$100.00	$103.12	$98.19	$108.77	$118.74	$134.40	$150.62	$168.30
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended March 31, 2018.

Item 6. Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended March 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of March 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2015 and 2014 and the consolidated balance sheet data as of March 31, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$355,058	$263,479	$181,309	$110,391	$63,174
Cost of revenue (1)	62,725	49,990	37,183	21,802	10,780
Gross profit	292,333	213,489	144,126	88,589	52,394
Operating expenses:
Research and development (1)	74,332	61,054	46,394	24,024	16,496
Sales and marketing (1)	207,021	168,163	129,677	89,162	58,156
General and administrative (1)	57,788	45,615	35,693	25,319	17,178
Total operating expenses	339,141	274,832	211,764	138,505	91,830
Loss from operations	(46,808)	(61,343)	(67,638)	(49,916)	(39,436)
Other income (expense):
Interest income	2,190	1,189	647	176	16
Interest expense	(86)	(87)	(68)	(104)	(64)
Other income (expense), net	343	(572)	(126)	(390)	(741)
Loss before income taxes	(44,361)	(60,813)	(67,185)	(50,234)	(40,225)
Income tax provision (benefit)	959	264	302	(85)	—
Net loss	$(45,320)	$(61,077)	$(67,487)	$(50,149)	$(40,225)
Net loss per share, basic and diluted (2)	$(0.83)	$(1.18)	$(1.39)	$(1.98)	$(2.58)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	54,814	51,715	48,410	25,290	15,596

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$2,440	$1,847	$1,238	$591	$159
Research and development	12,176	9,975	6,659	2,055	1,425
Sales and marketing	16,925	13,042	9,258	5,108	1,373
General and administrative	9,057	7,082	6,113	3,912	3,263
Total stock-based compensation expense	$40,598	$31,946	$23,268	$11,666	$6,220

(2)	See notes 1 and 10 of the notes to our consolidated financial statements for a description of how we compute net loss per share, basic and diluted.

	As of March 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$132,479	$88,305	$65,914	$105,257	$19,453
Short-term investments	115,441	118,101	125,414	95,503	—
Working capital	144,348	121,274	136,748	174,807	8,026
Total assets	443,326	352,269	294,444	264,711	55,208
Deferred revenue	190,282	126,404	74,723	29,309	10,359
Convertible preferred stock warrant liability	—	—	—	—	830
Total liabilities	228,222	165,425	101,211	49,841	23,956
Convertible preferred stock	—	—	—	—	95,917
Total stockholders’ equity (deficit)	215,104	186,844	193,233	214,870	(64,665)
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
Overview
We are defining a new category of enterprise software that is designed to make every aspect of modern software and infrastructure observable. Our cloud-based platform and suite of products, which we collectively call the New Relic Platform, enable organizations to collect, store, and analyze massive amounts of data in real time so they can better operate their applications and infrastructure, improve their digital customer experience, and achieve greater business success. We design all our products to be highly intuitive and frictionless; they are easy to deploy, and customers can rapidly, often within minutes, see results and realize benefits. Software developers can build better applications faster, as they can see how their software will perform and is actually performing for end-users. IT operations teams can use our products to quickly find and fix performance problems as well as prevent future issues. Business users such as product managers can get answers to how their new product launch is being received, or how a pricing change impacted customer retention, without waiting for help from IT. For each of these audiences - software developers, IT operations, and business users - the New Relic Platform can help them operate their digital business.
We were founded in 2007 and we launched our first product offering, New Relic APM (Application Performance Management), in 2008. Since then, we have broadened our product offerings to support a wide variety of programming languages and frameworks and have added a number of additional products and platform capabilities that now form the New Relic Platform. For example, in 2013, we released New Relic Mobile to support mobile by providing native mobile application performance management for the iOS and Android mobile operating systems; in 2014, we released New Relic Browser to improve browser-side performance, New Relic Synthetics to enable our users to test their software through simulated usage and New Relic Insights to leverage big data analytics; and in 2016, we released New Relic Infrastructure to provide real-time visibility into critical configuration changes that affect a company’s cloud infrastructure.
We sell our products to businesses of all sizes largely through our direct sales organization utilizing a wide range of online and offline sales and marketing activities. The majority of our users visit our website, create an account, and deploy our software. Many users initially subscribe to one of our products to address a particular use case and broaden the usage of our products as they become more familiar with our products. For larger mid-market and enterprise organizations, our sales team focuses on leveraging users in existing accounts to expand our product users and usage across the organization. Although enterprise organizations constitute a minority of our total paid business accounts, the revenue we receive from enterprise companies now represents a majority of our revenue and revenue growth.
We offer access to the New Relic Platform under subscription plans that also include service and support. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. We recognize revenue from subscription fees ratably over the service period. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time had been relatively low. In recent periods we have secured an increased percentage of longer duration commitments, largely because we have sold more to larger organizations. Because we generally invoice many of these larger organizations less frequently, our deferred revenue has increased over time, and we expect it to continue to increase on a year-over-year basis. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.
We have grown rapidly in recent periods, with revenue for the year ended March 31, 2018, 2017, and 2016 of $355.1 million, $263.5 million, and $181.3 million, respectively, representing 35% growth from 2017 to 2018 and 45% growth from 2016 to 2017. We expect that the rate of growth in our revenue will continue to decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $45.3 million, $61.1 million, and $67.5 million for the years ended March 31, 2018, 2017, and 2016, respectively. Our accumulated deficit as of March 31, 2018 was $305.5 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 7%, and 6%, respectively, of our revenue for the year ended March 31, 2018, 19%, 8%, and 6%, respectively, of our revenue for the year ended March 31, 2017, and 19%, 8%, and 6%, respectively, of our revenue for the year ended March 31, 2016. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,284 employees as of March 31, 2018 from 1,088 as of March 31, 2017 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
While these areas represent significant opportunities for us, we also face significant risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results. We are continuing to incur expenses in the near term as we continue to invest in the growth of our sales and expansion of paid business accounts. However, we may not realize any long-term benefit from these investments in the growth of our business. In addition, any investments that we make in sales and marketing or other areas will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas. As a result, we have never achieved profitability and we do not expect to be profitable in the near future. Further, our reported revenue, operating results, and cash flows for a given period may not be indicative of future results due to our limited operating history and fluctuations in the number of new employees, the rate of our expansion, the timing of expenses we incur to grow our business and operations, levels of competition, market demand for our products, and any equity or debt financings we may undertake in the future.
Factors Affecting Our Performance
Market Adoption of Our Products. We are defining a new category of enterprise software that is designed to make every aspect of modern software and infrastructure observable. Our success is dependent on the market adoption of this emerging category of software, which may not yet be well understood by the market. For the foreseeable future, we expect that our revenue growth will be primarily driven by the pace of adoption and penetration of our products and we will incur significant expenses associated with educating the market about the benefits of our products.
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
Investment in Sales and Marketing. We expect to continue to invest aggressively in sales and marketing to drive additional revenue. Any investments that we make in sales and marketing will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources. As we continue to focus sales and marketing investments primarily towards large organizations, this may require more of our resources. In addition, we expect our sales cycle to be longer and less predictable with respect to larger customers, which may delay realization of future sales. We also intend to increase our sales and marketing investment in international markets, such as Europe, and those markets may take longer and be more costly to develop than the U.S. market.
Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts and Number of Paid Business Accounts with Annual Recurring Revenue over $100,000. We believe that our ability to increase our number of paid business accounts is one indicator of our market penetration, the growth of our business, and our potential future prospects. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period as identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We expect the growth rate at which we add paid business accounts to decrease over time as we scale our business, but it may fluctuate from period to period as a result of the introduction of alternative pricing options for our products or other factors. The following table summarizes the number of paid business accounts at each quarter end presented:

	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
Paid Business Accounts	17,000	16,600	15,900	15,400

As a subset of our paid business accounts metric, we believe that our number of paid business accounts with annual recurring revenue over $100,000 is another indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. For this purpose, we define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. The following table summarizes the number of paid business accounts with annual recurring revenue over $100,000 at each quarter end presented:

	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
Paid Business Accounts > $100,000	703	629	586	555
We had 703 paid business accounts with annual recurring revenue over $100,000 as of March 31, 2018, which was a 36.0% increase compared to 517 paid business accounts with annual recurring revenue over $100,000 as of March 31, 2017. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. As with our total paid business accounts, we expect the rate at which we add paid business accounts with annual recurring revenue over $100,000 to decrease over time as a result of deeper penetration into the enterprise market.

Percentage of Annualized Recurring Revenue from Enterprise Paid Business Accounts. We believe that our ability to increase the percentage of annualized recurring revenue from enterprise paid business accounts relative to our overall business is an important indicator of our success with respect to our focus in recent periods to improve our market penetration with enterprise companies. We define an enterprise paid business account as a paid business account that we measure to have over 1,000 employees. Growth or reduction reflected in this figure would include, in addition to the acquisition, loss, or consolidation of enterprise paid business accounts, any changes we make to the categorization of existing paid business accounts, for example to reflect that they have expanded beyond the employee threshold, which we review periodically. The following table summarizes the percentages of annualized recurring revenue from enterprise paid business accounts at each quarter end presented:

	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
Percentage of Annualized Recurring Revenue from Enterprise Paid Business Accounts	54%	52%	51%	49%
Our percentage of annualized recurring revenue from enterprise paid business accounts was 54% as of March 31, 2018 compared to 46% as of March 31, 2017. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to increase over time. However, because of the size of our large installed base and potential seasonality in regard to selling into enterprise customers, we believe the percentage may not move significantly from quarter to quarter.
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
Our annualized revenue per average paid business account for the quarter ended March 31, 2018 grew to over $23,000, an increase of 21.1% compared to over $19,000 for the quarter ended March 31, 2017. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced a decrease in the rate of growth of our annualized revenue per average paid business account and we expect the decrease to continue over time as our business scales and we introduce alternative pricing options for our products.
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
The following table summarizes our annualized dollar-based net expansion rate for each quarter:

	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
Annualized Dollar-Based Net Expansion Rate	141.2%	125.2%	122.9%	112.5%

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
Our annualized dollar-based net expansion rate increased to 141.2% for the three-month period ending March 31, 2018 from 132.9% for the three-month period ending March 31, 2017. In the period ending March 31, 2018, we saw a greater amount of upsell activity relative to our total installed base than the comparable period in the prior year. We also experienced improved churn rates relative to the comparable period in the prior year with more of our business coming from mid-market and enterprise customers.
Key Components of Results of Operations
Revenue
We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time had been relatively low. In recent periods we have secured an increased percentage of longer duration commitments, largely because we have sold more to larger organizations. Because we generally invoice many of these larger organizations less frequently, our deferred revenue has increased over time, and we expect it to continue to increase on a year-over-year basis.
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
Cost of Revenue
Cost of revenue consists of expenses relating to data center operations, hosting-related costs, payment processing fees, depreciation and amortization, consulting costs, and salaries and benefits of operations and global customer support personnel. Salaries and benefits costs associated with our operations and global customer support personnel consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer adoption and the number of products we offer, as customer usage continues to grow.
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
Other Income
Other income consists primarily of interest income, interest expense, and foreign exchange gains and losses.

Results of Operations For Fiscal Years Ended March 31, 2018, 2017, and 2016
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended March 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$355,058	$263,479	$181,309
Cost of revenue (1)	62,725	49,990	37,183
Gross profit	292,333	213,489	144,126
Operating expenses:
Research and development (1)	74,332	61,054	46,394
Sales and marketing (1)	207,021	168,163	129,677
General and administrative (1)	57,788	45,615	35,693
Total operating expenses	339,141	274,832	211,764
Loss from operations	(46,808)	(61,343)	(67,638)
Other income (expense):
Interest income	2,190	1,189	647
Interest expense	(86)	(87)	(68)
Other income (expense), net	343	(572)	(126)
Loss before income taxes	(44,361)	(60,813)	(67,185)
Income tax provision	959	264	302
Net loss	$(45,320)	$(61,077)	$(67,487)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$2,440	$1,847	$1,238
Research and development	12,176	9,975	6,659
Sales and marketing	16,925	13,042	9,258
General and administrative	9,057	7,082	6,113
Total stock-based compensation expense	$40,598	$31,946	$23,268

	Year Ended March 31,
	2018	2017	2016
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue (1)	18	19	20
Gross profit	82	81	80
Operating expenses:
Research and development (1)	21	23	25
Sales and marketing (1)	58	64	72
General and administrative (1)	17	17	20
Total operating expenses	96	104	117
Loss from operations	(14)	(23)	(37)
Other income (expense):
Interest income	1	—	—
Interest expense	—	—	—
Other income (expense), net	—	—	—
Loss before income taxes	(13)	(23)	(37)
Income tax provision	—	—	—
Net loss	(13%)	(23%)	(37%)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2018	2017	2016
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%
Research and development	3	4	4
Sales and marketing	5	5	5
General and administrative	2	2	3
Total stock-based compensation expense	11%	12%	13%
Revenue

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
United States	$242,898	$178,727	$64,171	36%	$178,727	$121,588	$57,139	47%
EMEA	65,540	49,825	15,715	32%	49,825	34,602	15,223	44%
APAC	26,554	19,887	6,667	34%	19,887	14,118	5,769	41%
Other	20,066	15,040	5,026	33%	15,040	11,001	4,039	37%
Total revenue	$355,058	$263,479	$91,579	35%	$263,479	$181,309	$82,170	45%
Revenue increased $91.6 million, or 35%, in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017. The increase was primarily due to an increase in product adoption by existing paid business accounts, and to a lesser extent from an increase in number of paid business accounts. Our revenue from EMEA increased $15.7 million, or 32%, in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017, and our revenue from APAC increased $6.7 million, or 34%, in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
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
Cost of Revenue

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$62,725	$49,990	$12,735	25%	$49,990	$37,183	$12,807	34%
Cost of revenue increased $12.7 million, or 25%, in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, as well as an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $5.7 million, driven by higher headcount, and hosting-related costs and payment processing fees increased by $3.6 million, primarily due to increased operating costs to support revenue growth. Depreciation expense and amortization expense increased by $3.4 million.
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
Research and Development

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$74,332	$61,054	$13,278	22%	$61,054	$46,394	$14,660	32%
Research and development expenses increased $13.3 million, or 22%, in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017. The increase was primarily a result of an increase in personnel-related costs of $11.7 million driven by an increase in headcount, an increase of $1.4 million in software subscription expenses and depreciation expenses, and $0.2 million in other miscellaneous expenses.
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

Sales and Marketing

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$207,021	$168,163	$38,858	23%	$168,163	$129,677	$38,486	30%
Sales and marketing expenses increased $38.9 million, or 23%, in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017. The increase was primarily a result of an increase of personnel-related costs of $36.2 million, allocated costs, including facilities, of $3.6 million, and travel expenses of $1.9 million, driven by higher headcount and an increase of sales commissions due to revenue growth. The remaining increase was due to software subscription expenses of $1.1 million. The increase was offset by a decrease of $3.9 million in marketing programs.

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
General and Administrative

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$57,788	$45,615	$12,173	27%	$45,615	$35,693	$9,922	28%
General and administrative expenses increased $12.2 million, or 27%, in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017. The increase was primarily a result of an increase in personnel-related costs of $6.0 million, driven by an increase in headcount, $3.1 million increase related to outside services due to our growing operations and infrastructure, a $0.6 million increase in software subscription expenses, a $2.5 million increase in facilities expenses.
General and administrative expenses increased $9.9 million, or 28%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. The increase was primarily a result of an increase in personnel-related costs of $9.6 million, driven by an increase in headcount, and a $0.3 million increase related to outside services due to our growing operations and infrastructure.
Other Income

	Year Ended March 31,		Change		Year Ended March 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Other income	$2,447	$530	$1,917	362%	$530	$453	$77	17%
Other income increased by $1.9 million, or 362%, in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017. The increase was primarily a result of an increase in interest income due to higher yields on our investment balances.
Other income increased by $77,000, or 17%, in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016. The increase was primarily a result of an increase in interest income.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended March 31, 2018, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full fiscal year or any future period.

	Three Months Ended
	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
	(in thousands, except per share data)
Revenue	$98,448	$91,827	$84,685	$80,098	$73,336	$68,096	$63,440	$58,607
Cost of revenue (1)	16,383	15,671	15,694	14,977	13,930	12,627	11,778	11,655
Gross profit	82,065	76,156	68,991	65,121	59,406	55,469	51,662	46,952
Operating expenses:
Research and development (1)	19,646	18,154	18,266	18,266	15,967	14,377	14,741	15,969
Sales and marketing (1)	55,006	51,393	51,261	49,361	45,537	43,458	40,382	38,786
General and administrative (1)	14,945	14,596	14,305	13,942	12,968	11,578	10,833	10,236
Total operating expenses	89,597	84,143	83,832	81,569	74,472	69,413	65,956	64,991
Loss from operations	(7,532)	(7,987)	(14,841)	(16,448)	(15,066)	(13,944)	(14,294)	(18,039)
Other income (expense):
Interest income	687	534	512	457	393	325	250	221
Interest expense	(22)	(21)	(21)	(22)	(24)	(21)	(21)	(21)
Other income (expense), net	226	(45)	(152)	314	(55)	(280)	(126)	(111)
Loss before income taxes	(6,641)	(7,519)	(14,502)	(15,699)	(14,752)	(13,920)	(14,191)	(17,950)
Income tax provision (benefit)	325	210	189	235	241	(37)	(61)	121
Net loss	$(6,966)	$(7,729)	$(14,691)	$(15,934)	$(14,993)	$(13,883)	$(14,130)	$(18,071)
Net loss per share, basic and diluted (2)	$(0.13)	$(0.14)	$(0.27)	$(0.30)	$(0.28)	$(0.27)	$(0.28)	$(0.36)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	55,669	55,196	54,699	53,697	52,991	52,328	51,328	50,224

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
	(in thousands)
Cost of revenue	$724	$587	$603	$526	$478	$475	$513	$381
Research and development	3,076	2,959	3,305	2,836	2,522	2,390	2,522	2,541
Sales and marketing	4,811	3,933	3,875	4,306	3,392	3,479	3,409	2,762
General and administrative	2,209	2,454	2,439	1,955	1,835	1,774	1,819	1,654
Total stock-based compensation expense	$10,820	$9,933	$10,222	$9,623	$8,227	$8,118	$8,263	$7,338

(2)	See notes 1 and 10 of the notes to our consolidated financial statements for a description of how we compute net loss per share, basic and diluted.

	Three Months Ended
	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)	17	17	19	19	19	19	19	20
Gross profit	83	83	81	81	81	81	81	80
Operating expenses:
Research and development (1)	20	20	22	23	22	21	23	27
Sales and marketing (1)	56	56	61	62	62	64	64	66
General and administrative (1)	15	16	16	17	18	17	17	18
Total operating expenses	91	92	99	102	102	102	104	111
Operating loss	(8)	(9)	(18)	(21)	(21)	(21)	(23)	(31)
Other income (expense):
Interest income	1	1	1	1	1	1	1	—
Interest expense	—	—	—	—	—	—	—	—
Other income (expense), net	—	—	—	—	—	—	—	—
Loss before income taxes	(7)	(8)	(17)	(20)	(20)	(20)	(22)	(31)
Income tax provision (benefit)	—	—	—	—	—	—	—	—
Net loss	(7%)	(8%)	(17%)	(20%)	(20%)	(20%)	(22%)	(31%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%	1%	1%	1%	1%
Research and development	3	3	4	4	3	4	4	4
Sales and marketing	5	4	4	5	5	5	5	5
General and administrative	2	3	3	2	2	2	3	3
Total stock-based compensation expense	11%	11%	12%	12%	11%	12%	13%	13%
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
Quarterly Expense Trends
Research and development, sales and marketing, and general and administrative expenses generally increased sequentially over the periods as we increased our headcount to support continued investment in our products, although were flat to modestly decreasing as a percent of revenue. The increase in personnel costs was primarily related to increases in headcount, along with higher stock-based compensation expense.

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our condensed consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations. We define non-GAAP income (loss) from operations as the respective GAAP balance, adjusted for: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) the transaction costs related to acquisition, (5) lawsuit litigation expense, and (6) employer payroll tax expense on equity incentive plans, as applicable. We use non-GAAP income (loss) from operations internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe the measure is useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of non-GAAP income (loss) from operations to GAAP loss from operations.
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
Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, there are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may differ from non-GAAP financial measures used by other companies in our industry and exclude expenses that may have a material impact on our reported financial results.
The following table presents our non-GAAP income (loss) from operations and reconciles our GAAP to non-GAAP income (loss) from operations (in thousands):

	Three Months Ended March 31,		Year Ended March 31,
	2018	2017	2018	2017
GAAP loss from operations	$(7,532)	$(15,066)	$(46,808)	$(61,343)
Plus: Stock-based compensation	10,820	8,227	40,598	31,946
Plus: Lawsuit litigation	—	—	—	48
Plus: Amortization of purchased intangibles	197	396	1,187	1,162
Plus: Amortization of stock-based compensation capitalized in software development costs	225	230	927	754
Plus: Employer payroll tax on employee equity incentive plans	1,085	460	2,642	2,013
Non-GAAP income (loss) from operations	$4,795	$(5,753)	$(1,454)	$(25,420)

Non-GAAP income (loss) from operations for the periods presented reflects the same trends discussed above in “Results of Operations.” Although overall expenses were higher than the same periods presented in the prior fiscal year, expenses as a percentage of revenue have decreased over time. As a result, we generated non-GAAP income from operations in the third and fourth quarters of fiscal 2018. Although we generated a non-GAAP loss from operations for the full year fiscal 2018, we anticipate we will continue to generate non-GAAP income from operations in future periods.
Liquidity and Capital Resources

	Year Ended March 31,
	2018	2017	2016
	(in thousands)
Cash provided by operating activities	$35,650	$18,928	$4,006
Cash used in investing activities	(23,832)	(18,520)	(58,051)
Cash provided by financing activities	32,356	21,983	14,702
Net increase (decrease) in cash and cash equivalents	$44,174	$22,391	$(39,343)
To date, we have financed our operations primarily through private and public equity financings and customer payments for subscription services. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, and the continued market acceptance of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. We may need to raise additional funds from equity or debt securities in order to meet those capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the fiscal year ended March 31, 2018, cash provided by operating activities was $35.7 million as a result of a net loss of $45.3 million, adjusted by non-cash charges of $65.4 million and a change of $15.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $63.9 million increase in deferred revenue as a result of increased sales of subscriptions and a $2.1 million increase in accrued compensation and benefits and other liabilities due to increased headcount. This was partially offset by a $38.3 million increase in accounts receivable due to increased sales of subscriptions, a $9.8 million increase in prepaid expenses and other assets, a $1.8 million decrease in accounts payable, and a $0.5 million decrease in deferred rent.
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

Investing Activities
Cash used in investing activities during the fiscal year ended March 31, 2018 was $23.8 million, primarily as a result of purchases of short-term investments of $128.7 million, purchases of property and equipment of $21.4 million, and increases in capitalization of software development costs of $4.8 million. These were offset by proceeds from the sale and maturity of short-term investments of $131.1 million.
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
Financing Activities
Cash provided by financing activities during the fiscal year ended March 31, 2018 was $32.4 million, which was the result of proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.
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
Contractual Obligations
As of March 31, 2018, our future non-cancelable contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Operating lease obligations (1)	$116,651	$13,114	$29,040	$29,981	$44,516
Purchase obligations (2)	26,468	16,478	9,990	—	—
Total	$143,119	$29,592	$39,030	$29,981	$44,516

(1)	Consists of future minimum lease payments under non-cancelable operating leases for office space.

(2)	Consists of future minimum payments under non-cancelable purchase commitments primarily related to hosting services and software subscriptions.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K

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
Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions we use in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
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
Software Development Costs
We capitalize certain development costs incurred in connection with our internal use software and website. These capitalized costs are primarily related to our software tools that are hosted by us and accessed by our customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.
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
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 for recent accounting pronouncements.
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
Interest Rate Risk
We had cash and cash equivalents of $132.5 million as of March 31, 2018, consisting of bank deposits, money market funds, commercial paper, U.S. treasury securities, and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.0 million as collateral for three letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $115.4 million as of March 31, 2018, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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

Item 8. Financial Statements and Supplementary Data
NEW RELIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of New Relic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes collectively referred to as the "financial statements". In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 11, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 11, 2018

We have served as the Company's auditor since 2011.

NEW RELIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$132,479	$88,305
Short-term investments	115,441	118,101
Accounts receivable, net of allowance for doubtful accounts of $1,728 and $1,117, respectively	99,488	62,032
Prepaid expenses and other current assets	15,591	8,169
Total current assets	362,999	276,607
Property and equipment, net	53,899	50,728
Restricted cash	8,202	8,115
Goodwill	11,828	11,828
Intangible assets, net	1,312	2,499
Other assets, non-current	5,086	2,492
Total assets	$443,326	$352,269
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,985	$6,522
Accrued compensation and benefits	17,414	15,935
Other current liabilities	8,619	7,607
Deferred revenue	189,633	125,269
Total current liabilities	218,651	155,333
Deferred rent, non-current	8,147	8,272
Deferred revenue, non-current	649	1,135
Other liabilities, non-current	775	685
Total liabilities	228,222	165,425
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2018 and March 31, 2017; 56,213 shares and 53,539 shares issued at March 31, 2018 and March 31, 2017; and shares 55,953 and 53,279 shares outstanding at March 31, 2018 and March 31, 2017	56	53
Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	521,119	447,314
Accumulated other comprehensive loss	(324)	(96)
Accumulated deficit	(305,484)	(260,164)
Total stockholders’ equity	215,104	186,844
Total liabilities and stockholders’ equity	$443,326	$352,269
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2018	2017	2016
Revenue	$355,058	$263,479	$181,309
Cost of revenue	62,725	49,990	37,183
Gross profit	292,333	213,489	144,126
Operating expenses:
Research and development	74,332	61,054	46,394
Sales and marketing	207,021	168,163	129,677
General and administrative	57,788	45,615	35,693
Total operating expenses	339,141	274,832	211,764
Loss from operations	(46,808)	(61,343)	(67,638)
Other income (expense):
Interest income	2,190	1,189	647
Interest expense	(86)	(87)	(68)
Other income (expense), net	343	(572)	(126)
Loss before income taxes	(44,361)	(60,813)	(67,185)
Income tax provision	959	264	302
Net loss	$(45,320)	$(61,077)	$(67,487)
Net loss per share, basic and diluted	$(0.83)	$(1.18)	$(1.39)
Weighted-average shares used to compute net loss per share, basic and diluted	54,814	51,715	48,410
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended March 31,
	2018	2017	2016
Net loss	$(45,320)	$(61,077)	$(67,487)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(228)	(118)	7
Comprehensive loss	$(45,548)	$(61,195)	$(67,480)
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2015	47,377	$47	$346,671	260	$(263)	$15	$(131,600)	$214,870
Issuance of common stock upon exercise of stock options	2,324	3	12,518	—	—	—	—	12,521
Issuance of common stock for vested restricted stock units	166	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	111	—	2,243	—	—	—	—	2,243
Issuance of common stock related to acquisition of business	263	—	6,777	—	—	—	—	6,777
Stock-based compensation expense	—	—	24,302	—	—	—	—	24,302
Other comprehensive income, net	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(67,487)	(67,487)
Balance at March 31, 2016	50,241	$50	$392,511	260	$(263)	$22	$(199,087)	$193,233
Issuance of common stock upon exercise of stock options	2,474	2	16,665	—	—	—	—	16,667
Issuance of common stock for vested restricted stock units	582	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	195	—	5,283	—	—	—	—	5,283
Issuance of common stock related to acquisition of business	47	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	32,856	—	—	—	—	32,856
Other comprehensive loss, net	—	—	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	—	—	(61,077)	(61,077)
Balance at March 31, 2017	53,539	$53	$447,314	260	$(263)	$(96)	$(260,164)	$186,844
Issuance of common stock upon exercise of stock options	1,616	2	24,732	—	—	—	—	24,734
Issuance of common stock for vested restricted stock units	796	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	219	—	7,593	—	—	—	—	7,593
Issuance of common stock related to acquisition of business	43	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	41,481	—	—	—	—	41,481
Other comprehensive loss, net	—	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	—	(45,320)	(45,320)
Balance at March 31, 2018	56,213	$56	$521,119	260	$(263)	$(324)	$(305,484)	$215,104
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(45,320)	$(61,077)	$(67,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,243	18,805	15,119
Stock-based compensation expense	40,598	31,946	23,268
Other	1,559	1,125	2,420
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	(38,315)	(30,251)	(19,456)
Prepaid expenses and other assets	(9,794)	(3,658)	(1,834)
Accounts payable	(1,823)	658	(774)
Accrued compensation and benefits and other liabilities	2,112	5,550	7,205
Deferred revenue	63,878	51,681	45,414
Deferred rent	(488)	4,149	131
Net cash provided by operating activities	35,650	18,928	4,006
Cash flows from investing activities:
Purchases of property and equipment	(21,368)	(21,430)	(11,732)
Acquisition of business, net of cash acquired	—	—	(5,498)
Increase in restricted cash	(87)	—	(3,492)
Purchases of short-term investments	(128,669)	(168,938)	(110,978)
Proceeds from sale and maturity of short-term investments	131,135	175,877	80,397
Capitalized software development costs	(4,843)	(4,029)	(6,748)
Net cash used in investing activities	(23,832)	(18,520)	(58,051)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	7,592	5,283	2,243
Proceeds from issuance of common stock	24,764	16,700	12,459
Net cash provided by financing activities	32,356	21,983	14,702
Net increase (decrease) in cash and cash equivalents	44,174	22,391	(39,343)
Cash and cash equivalents, beginning of period	88,305	65,914	105,257
Cash and cash equivalents, end of period	$132,479	$88,305	$65,914
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$647	$253	$169
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$—	$—	$6,777
Property and equipment purchased but not paid yet	$1,932	$3,011	$828
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business—New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company is a software-as-a-service provider of products that allow users to monitor software and infrastructure performance and measure end user activities across desktop and mobile devices with applications deployed in the cloud or in a data center. New Relic’s products and platform capabilities enable software developers, IT operations, and business users to better operate their digital business.
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
Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2018 or March 31, 2017.

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2018.
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
Software Development Costs—The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to its software tools that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases when the software is released or made available. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company capitalized $5.7 million, $4.9 million, and $7.7 million in internal use software during the fiscal years ended March 31, 2018, 2017, and 2016, respectively. Included in the capitalized development costs were $0.9 million, $0.9 million, and $1.0 million of stock-based compensation costs for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. Amortization expense totaled $6.1 million, $6.9 million, and $6.7 million during the fiscal years ended March 31,

2018, 2017, and 2016, respectively. The net book value of capitalized internal use software as of March 31, 2018 and 2017, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $9.6 million and $10.3 million, respectively.
Commissions—Sales and marketing commissions are recognized as an expense at the time of the customer order. Substantially all of the effort by the sales and marketing organization is expended through the time of closing the sale.
Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $17.7 million, $21.7 million, and $25.5 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively.
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
Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2018, the Company did not have any goodwill impairment.
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

Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company invests its excess cash in money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities with major financial institutions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. No customers represented more than 10% of accounts receivable as of March 31, 2018, and one customer accounted for 12% of the Company’s accounts receivable balance as of March 31, 2017. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2018, 2017, and 2016.
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
Net Loss Per Share—The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock reserved for issuance, restricted stock units, and shares issuable pursuant to the ESPP are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance provides principles for recognizing revenue to which an entity expects to be entitled for the transfer of promised goods or services to customers. The new guidance is effective for the Company in its fiscal year beginning April 1, 2018. The guidance may be applied retrospectively to each prior period presented (full retrospective method), or with the cumulative effect recognized as of the date of initial adoption (modified retrospective method). The Company will adopt Topic 606 using the modified retrospective approach in the first quarter of fiscal year 2019. As the Company continues to assess the new standard along with industry trends and internal progress, the Company may adjust its implementation plan accordingly.
The Company anticipates that the significant impacts of adopting Topic 606 will include the deferral of incremental commission costs of obtaining contracts and additional disclosure requirements. Currently, the Company records commissions as sales and marketing expenses as incurred. Under the new standard, the Company will capitalize incremental commissions related to initial contracts over the expected period of benefit. Based on a preliminary analysis, the Company believes this term will be approximately three years. The Company expects the new commissions policy will have a material impact on its opening balance sheet as of April 1, 2018, resulting in a decrease of the accumulated deficit by between approximately $38 million to $42 million and a corresponding increase to deferred commissions. The Company will continue to quantify the effects of adopting Topic 606 on its consolidated financial statements, including the impact on its revenue as well as the changes discussed above.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statements of cash flows. The Company will adopt the standard in its fiscal year beginning April 1, 2018. Adoption will be applied on a retrospective basis to all periods presented. Aside from conforming to new cash flow presentation and restricted cash disclosure requirements, the Company does not anticipate that this standard will have a material impact on its consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The Company will adopt the standard in its fiscal year beginning April 1, 2018. The Company does not believe that this standard will have a material impact on its consolidated financial statements.

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
The acquisition also included an obligation to issue up to 98,115 shares of the Company’s common stock, with an aggregate grant date fair value of $3.8 million, to certain employees of Opsmatic, contingent upon their continuous employment with the Company. As such, compensation expense is being recorded on a straight-line basis over the requisite service period of thirty months. As of March 31, 2018, 90,909 of these shares were issued, 11,975 of which were subject to repurchase by the Company.

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018 and 2017 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$38,458	$—	$—	$38,458
Commercial paper	—	21,710	—	21,710
U.S. treasury securities	2,698	—	—	2,698
U.S. government agencies	—	5,498	—	5,498
Short-term investments:
Certificates of deposit	—	20,492	—	20,492
Commercial paper	—	21,699	—	21,699
Corporate notes and bonds	—	9,794	—	9,794
U.S. treasury securities	40,187	—	—	40,187
U.S. government agencies	—	23,269	—	23,269
Restricted cash:
Money market funds	8,202	—	—	8,202
Total	$89,545	$102,462	$—	$192,007
Included in cash and cash equivalents				$68,364
Included in short-term investments				$115,441
Included in restricted cash				$8,202

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$36,180	$—	$—	$36,180
Commercial paper	—	5,441	—	5,441
U.S. government agencies	—	2,600	—	2,600
Short-term investments:
Certificates of deposit	—	28,210	—	28,210
Commercial paper	—	10,549	—	10,549
Corporate notes and bonds	—	17,378	—	17,378
U.S. treasury securities	11,276	—	—	11,276
U.S. government agencies	—	50,688	—	50,688
Restricted cash:
Money market funds	8,115	—	—	8,115
Total	$55,571	$114,866	$—	$170,437
Included in cash and cash equivalents				$44,221
Included in short-term investments				$118,101
Included in restricted cash				$8,115
There were no transfers between fair value measurement levels during the fiscal year ended March 31, 2018.

Gross unrealized gains or losses for cash equivalents and available-for-sale marketable securities as of March 31, 2018 and 2017 were not significant. As of March 31, 2018, securities that were in an unrealized loss position for more than 12 months were not significant. As of March 31, 2017, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2018 and 2017 (in thousands):

	March 31, 2018	March 31, 2017
Due within one year	$96,924	$92,874
Due in one to two years	18,517	25,227
Total	$115,441	$118,101
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4.	Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2018	March 31, 2017
Computers, software, and equipment	$8,335	$7,060
Site operation equipment	37,254	25,874
Furniture and fixtures	2,981	1,770
Leasehold improvements	34,316	30,586
Capitalized software development costs	38,062	32,618
Total property and equipment	120,948	97,908
Less: accumulated depreciation and amortization	(67,049)	(47,180)
Total property and equipment, net	$53,899	$50,728
Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2018, 2017, and 2016 was $22.1 million, $17.6 million, and $14.0 million, respectively.

5.	Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the fiscal year ended March 31, 2018.
Purchased intangible assets subject to amortization as of March 31, 2018 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,588)	$1,312

Purchased intangible assets subject to amortization as of March 31, 2017 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(2,401)	$2,499
Amortization expense of purchased intangible assets for the fiscal years ended March 31, 2018, 2017, and 2016 was $1.2 million, $1.1 million, and $1.1 million, respectively.
Estimated future amortization expense as of March 31, 2018 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2019	$787
2020	525
$1,312

6.	Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2018	2017
Accrued liabilities	$4,139	$3,709
Accrued tax liabilities	1,274	975
Deferred rent	782	948
Other	2,424	1,975
Total other current liabilities	$8,619	$7,607

7.	Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2018 through 2027.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of March 31, 2018 and 2017, $8.9 million and $9.2 million, respectively, was recorded as deferred rent.
Rent expense, net of sublease income, for operating leases was $12.0 million, $9.8 million, and $6.4 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. For the fiscal years ended March 31, 2018, 2017, and 2016, rent expense was offset by $0.1 million, $0.1 million, and $31,000 of sublease income, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2018 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2019	$13,114
2020	14,389
2021	14,651
2022	14,792
2023	15,189
Thereafter	44,516
Total minimum future lease payments	$116,651
Purchase Commitments—As of March 31, 2018 and 2017, the Company had purchase commitments of $26.5 million and $29.9 million, respectively, for specific contractual services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of March 31, 2018. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of March 31, 2018.
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

8.	Common Stock and Stockholders’ Equity
Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of March 31,
	2018	2017
Common stock options outstanding	3,215	4,607
RSUs outstanding	2,079	1,978
Available for future stock option and RSU grants	9,576	8,034
Available for future employee stock purchase plan awards	1,929	1,648
Common stock reserved for issuance in connection with acquisition	—	43
	16,799	16,310
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s ESPP, which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the fiscal years ended March 31, 2018, 2017, and 2016, 0.2 million shares, 0.2 million shares, and 0.1 million shares of common stock were purchased under the ESPP, respectively, and a total of $2.2 million, $1.8 million, and $0.9 million of stock-based compensation expense was recorded, respectively. As of March 31, 2018, 1,929,237 shares of common stock were available for issuance under the ESPP.
2008 Equity Incentive Plan—The Company’s board of directors adopted the 2008 Equity Incentive Plan, or the 2008 Plan, in February 2008. The 2008 Plan was terminated in connection with the Company’s initial public offering (“IPO”), and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2018, there were 9,575,959 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the fiscal year ended March 31, 2018 (in thousands, except per share information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—April 1, 2017	4,607	$17.49	7.1	$90,339	1,978	$29.32	2.8	$73,309
Stock options granted	544	48.30
RSUs granted					1,360	51.93
Stock options exercised	(1,616)	15.31		53,159
RSUs vested					(796)	31.99
Stock options canceled/forfeited	(320)	27.59
RSUs canceled/forfeited					(463)	32.82
Outstanding - March 31, 2018	3,215	$22.79	6.7	$165,041	2,079	$42.31	2.7	$154,071
Options vested and expected to vest - March 31, 2018	3,202	$22.70	6.6	$164,640
Options vested and exercisable - March 31, 2018	2,144	$16.51	5.9	$123,496
RSUs expected to vest - March 31, 2018					2,003	$41.71		$148,465
The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2018, 2017, and 2016 was $21.40, $12.75, and $14.41, respectively. Intrinsic value of options exercised during the fiscal years ended March 31, 2018, 2017, and 2016 was $53.2 million, $65.3 million, and $65.6 million, respectively. The total fair value of RSUs vested during the fiscal years ended March 31, 2018, 2017, and 2016 was $25.6 million, $17.1 million, and $5.5 million, respectively.
Aggregate intrinsic value for options and RSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 29, 2018, the last trading day of fiscal 2018, was $74.12.

Employee Stock Options and ESPP Valuation—The Company estimates the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted and ESPP shares to be issued during the fiscal years ended March 31, 2018, 2017, and 2016 were as follows:

Stock Options:
	Year Ended March 31,
	2018	2017	2016
Expected term (years)	6	5 - 6	6
Expected volatility	42 - 44%	46 - 47%	45 - 47%
Risk-free interest rate	1.86 - 2.74%	0.21 - 2.17%	1.39 - 1.93%
Dividend yield	—	—	—

ESPP:
	Year Ended March 31,
	2018	2017	2016
Expected term (years)	0.5	0.5	0.5
Expected volatility	29 - 30%	37 - 44%	35 - 54%
Risk-free interest rate	1.16 - 1.82%	0.46 - 0.67%	0.25 - 0.42%
Dividend yield	—	—	—

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
Expected Volatility
The Company determines the price volatility factor based on the historical volatilities of its peer group as the Company did not have significant trading history for its common stock. Beginning in February 2017, the Company started to use its historical volatility data when valuing ESPP shares.
Dividend Yield
The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $40.6 million, $31.9 million, and $23.3 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Cost of revenue	$2,440	$1,847	$1,238
Research and development	12,176	9,975	6,659
Sales and marketing	16,925	13,042	9,258
General and administrative	9,057	7,082	6,113
Total stock-based compensation expense	$40,598	$31,946	$23,268
As of March 31, 2018, unrecognized stock-based compensation cost related to outstanding unvested stock options was $15.5 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years. As of March 31, 2018, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $80.8 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

9.	Income Taxes
The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Domestic	$(47,489)	$(62,526)	$(67,988)
Foreign	3,128	1,713	803
Total	$(44,361)	$(60,813)	$(67,185)
The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Current Provision:
Federal	$—	$—	$—
State	89	18	93
Foreign	870	333	345
Total current provision	959	351	438
Deferred Provision:
Federal	—	—	(7)
State	—	—	—
Foreign	—	(87)	(129)
Total deferred provision	—	(87)	(136)
Total income tax provision	$959	$264	$302

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Year Ended March 31,
	2018	2017	2016
Federal statutory rate	30.8%	34.0%	34.0%
Effect of:
State taxes, net of federal benefits	3.2	2.4	2.4
Stock-based compensation	82.4	(1.8)	(1.5)
Research and development credit	6.5	3.5	3.5
Recognition of assets not previously recognized	—	—	2.9
Tax Cuts and Jobs Act	(71.0)	—	—
Permanent items	(2.1)	—	—
Foreign taxes	(0.6)	—	—
Other	0.6	0.4	(0.3)
Valuation allowance	(52.0)	(38.9)	(41.4)
Effective tax rate	(2.2%)	(0.4)%	(0.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of March 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$2,558	$5,120
Depreciation and amortization	3,585	3,183
Net operating loss carryforwards	98,338	75,949
Stock based compensation	5,248	7,109
Research and development credits	12,351	8,079
Gross deferred tax assets	122,080	99,440
Valuation allowance	(117,353)	(94,352)
Total deferred tax assets	4,727	5,088
Deferred tax liabilities:
Prepaids	(2,647)	(1,912)
Intangibles	—	72
Capitalized research and development	(1,942)	(3,108)
Total deferred tax liabilities	(4,589)	(4,948)
Total net deferred tax assets	$138	$140
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing deferred tax assets. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $23.0 million and $21.8 million for the fiscal years ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the Company has U.S. federal and state net operating losses of approximately $406.0 million and $211.0 million, respectively, which expire beginning in the year 2028 and 2024, respectively. The Company also has federal, California, and Oregon research and development credits of $12.2 million, $2.3 million, and $3.0 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California tax credit carryforwards do not expire. The Oregon tax credit carryforwards began to expire in 2014.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Code Section 382 (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before March 31, 2018. In this regard, the Company has determined that based on the timing of the ownership changes and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes appear to expire subject to such limitation.
The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be indefinitely invested outside the U.S. As of March 31, 2018, 2017, and 2016, the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries was approximately $5.1 million, $2.2 million, and $0.9 million.
The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The Company had unrecognized tax benefits of $6.7 million, $5.0 million, and $3.5 million as of March 31, 2018, 2017, and 2016. As of March 31, 2018, if recognized, the unrecognized tax benefit of $6.7 million would affect income tax expense, before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance at March 31, 2015	$1,826
Additions based on tax positions taken during the current period	1,414
Additions based on tax positions taken during the prior period	249
Balance at March 31, 2016	3,489
Additions based on tax positions taken during the current period	1,503
Reductions based on tax positions taken during the prior period	(7)
Balance at March 31, 2017	4,985
Additions based on tax positions taken during the current period	1,938
Reductions based on tax positions taken during the prior period	(187)
Balance at March 31, 2018	$6,736
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties have not been significant for the fiscal years ended March 31, 2018, 2017, and 2016.
The Company files income tax returns in the U.S., certain states, Ireland, Canada, Germany, Switzerland, UK, and Spain. All of the tax years, from the date of inception, are open for examination for foreign jurisdictions. Carryover attributes beginning March 31, 2008 remain open to adjustment by the U.S. and state authorities.
Tax Cuts and Jobs Act (“The Act”)
On December 22, 2017, the Tax Cuts and Jobs Acts (“the Act”) was enacted into law. The new tax legislation contains several key provisions including the reduction of the corporate income tax rate to 21%, effective January 1, 2018, as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The Company has analyzed the potential impacts of the Act and due to the federal rate reduction it expects a reduction in the federal deferred tax assets by $32.6 million with an offset to the valuation allowance, which has been reflected in its condensed financial statements for the tax year ended March 31, 2018.
Subsequent to the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend more than one year beyond the enactment date. The Company has not identified any items for which the income tax effects of the Act could not be reasonably estimated. The Company has obtained, prepared and analyzed the information needed to complete the accounting for the effects of the Act. Additional analysis is necessary for certain aspects of the changes in tax law including accelerated depreciation deductions, and the deductibility of executive compensation and certain entertainment expenses. The amounts recorded were based on the Company's initial evaluation of the impacts of the Act, and these amounts are subject to change as the Company continues to refine and update the underlying data, calculations and assumptions used during the measurement period of up to one year under SAB 118. The Company expects to complete its analysis in fiscal 2019.
The Act includes a provision designed to currently tax global intangible low-taxed income (“GILTI”). The Company is evaluating available accounting policy alternatives to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with potential future GILTI inclusions. The Company has not yet made a policy election, but will make such election within the measurement period provided in SAB 118.
The Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income for the 2017 tax year (the “Transition Tax”). As a result of the cumulative earnings in its foreign subsidiaries, the Company estimates it will have Transition Tax inclusion that will result in a reduction of its current year net operating loss.

10.	Net Loss Per Share
As the Company had net losses for the fiscal years ended March 31, 2018, 2017, and 2016, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2018	2017	2016
Numerator:
Net loss	$(45,320)	$(61,077)	$(67,487)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	54,814	51,715	48,410
Net loss per share—basic and diluted	$(0.83)	$(1.18)	$(1.39)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2018	2017	2016
Options to purchase common stock	3,215	4,607	7,050
Restricted stock units	2,079	1,978	1,549
ESPP shares	30	38	46
Common stock reserved for issuance in connection with acquisition	—	43	90
	5,324	6,666	8,735

11.	Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal years ended March 31, 2018, 2017, and 2016, the Company made contributions of $3.2 million, $2.3 million, and $2.1 million to the 401(k) Plan, respectively.

12.	Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Year Ended March 31,
	2018	2017	2016
United States	$242,898	$178,727	$121,588
EMEA	65,540	49,825	34,602
APAC	26,554	19,887	14,118
Other	20,066	15,040	11,001
Total revenue	$355,058	$263,479	$181,309
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2018 and 2017.

13.	Related Party Transactions
Certain members of the Company’s board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of the Company. Revenue from sales to these companies of an aggregate of $1.1 million, $1.8 million, and $0.9 million was recognized for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. There was not a significant amount of accounts receivable due from these companies as of March 31, 2018 or March 31, 2017. An aggregate of $2.0 million, $1.4 million, and $1.8 million in expenses related to purchases from these companies was recorded during the fiscal years ended March 31, 2018, 2017, and 2016, respectively. There was an aggregate of $0.1 million and $0.1 million in accounts payable to these companies as of March 31, 2018 and 2017, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effective April, 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC Topic 606). During the fiscal year March 31, 2018, we implemented internal controls to ensure that we have adequately evaluated our contracts and properly assessed the impact of ASC Topic 606 on our financial statements to facilitate the adoption on April 1, 2018. We do not expect significant changes to our internal control over financial reporting due to the adoption of ASC Topic 606.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of New Relic, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2018, of the Company and our report dated May 11, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 11, 2018

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee of the Board of Directors,” “Information Regarding Committees of the Board of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2018, or our Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this item will be set forth under the captions “Executive Compensation,” “Director Compensation,” “Information Regarding Committees of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.
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

(3)	Exhibits
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014
4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated as of April 17, 2014.	S-1	333-200078	4.2	November 10, 2014
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014
10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	10-Q	001-36766	10.1	February 13, 2015
10.3+	2014 Equity Incentive Plan and related form agreements.	S-8	333-201024	99.2	December 17, 2014
10.4+	2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	December 17, 2014
10.5+	Offer Letter between the Registrant and James Gochee, dated as of April 16, 2008.	10-K	001-36766	10.5	May 26, 2016
10.6+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014
10.7	Offer Letter between the Registrant and Robin J. Schulman, dated as of November 7, 2014.	S-1/A	333-200078	10.9	December 1, 2014
10.8+	Offer Letter between the Registrant and Erica Schultz, dated as of February 27, 2014.					X
10.9a	Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of June 15, 2012, as amended.	S-1	333-200078	10.10	November 10, 2014
10.9b	Sixth Amendment to Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of March 30, 2016.	10-K	001-36766	10.9b	May 26, 2016
10.9c	Seventh Amendment to Lease by and between the Registrant and 111 SW 5th Avenue Investors LLC, dated as of September 15, 2017.	10-Q	001-36766	10.1	November 8, 2017
10.10a	Office Lease by and between the Registrant and 188 Spear Street LLC, dated as of July 13, 2012, as amended.	S-1	333-200078	10.11	November 10, 2014
10.10b	Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of November 1, 2017.	10-Q	001-36766	10.2	November 8, 2017
10.10c	Fifth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of December 29, 2017.	10-Q	001-36766	10.1	February 6, 2018
10.11	Office Lease by and between the Registrant and Pacific Mission Corporation, dated as of June 17, 2015.	10-Q	001-36766	10.1	August 12, 2015

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
10.12a+	Form of Change in Control and Severance Agreement.	S-1/A	333-200078	10.12	December 1, 2014
10.12b+	Form of Extension to Change in Control and Severance Agreement.	10-Q	001-36766	10.2	February 6, 2018
10.13+	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.	10-Q	001-36766	10.3	November 8, 2017
10.14+	Consulting Agreement by and between New Relic, Inc. and Robin Schulman, effective as of February 16, 2018.	8-K	001-36766	10.1	February 6, 2018
21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.

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

Item 16. Form 10-K Summary
Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

New Relic, Inc.
Date:	May 11, 2018	By:	/s/ Mark Sachleben
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

Name	Title	Date

/s/ Lewis Cirne	Chief Executive Officer and Director	May 11, 2018
Lewis Cirne	(Principal Executive Officer)

/s/ Mark Sachleben	Chief Financial Officer	May 11, 2018
Mark Sachleben	(Principal Financial and Accounting Officer)

/s/ Peter Fenton	Chairman and Director	May 11, 2018
Peter Fenton

/s/ Sohaib Abbasi	Director	May 11, 2018
Sohaib Abbasi

/s/ Hope Cochran	Director	May 11, 2018
Hope Cochran

/s/ Adam Messinger	Director	May 11, 2018
Adam Messinger

/s/ Dan Scholnick	Director	May 11, 2018
Dan Scholnick

/s/ James Tolonen	Director	May 11, 2018
James Tolonen