Form 10-Q
period 2018-06-30
NEW RELIC, INC.
filed 2018-08-08
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, there were 56,509,872 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•	use and limitations of non-GAAP financial measures;

•	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditures, and liquidity needs;

•
our ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;

•	the evolution of technologies affecting our products and markets;

•	our ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;

•	our ability to successfully penetrate enterprise markets;

•	our ability to successfully expand in our existing markets and into new markets, including international markets;

•	the attraction and retention of key personnel;

•	our ability to effectively manage our growth and future expenses;

•	our ability to maintain, protect, and enhance our intellectual property rights;

•	worldwide economic conditions and their impact on spending; and

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	March 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$554,875	$132,479
Short-term investments	166,061	115,441
Accounts receivable, net of allowance for doubtful accounts of $1,597 and $1,728, respectively	59,366	99,488
Prepaid expenses and other current assets	14,773	15,591
Deferred contract acquisition costs	21,498	—
Total current assets	816,573	362,999
Property and equipment, net	54,932	53,899
Restricted cash	8,202	8,202
Goodwill	11,828	11,828
Intangible assets, net	1,115	1,312
Deferred contract acquisition costs, non-current	20,775	—
Other assets	5,065	5,086
Total assets	$918,490	$443,326
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,304	$2,985
Accrued compensation and benefits	17,816	17,414
Other current liabilities	8,843	8,619
Deferred revenue	182,008	189,633
Total current liabilities	212,971	218,651
Convertible senior notes, net	390,873	—
Deferred rent, non-current	8,687	8,147
Deferred revenue, non-current	878	649
Other liabilities, non-current	733	775
Total liabilities	614,142	228,222
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2018 and March 31, 2018; 56,758 shares and 56,213 shares issued at June 30, 2018 and March 31, 2018, respectively; and 56,498 shares and 55,953 shares outstanding at June 30, 2018 and March 31, 2018, respectively	57	56
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	575,110	521,119
Accumulated other comprehensive loss	(270)	(324)
Accumulated deficit	(270,286)	(305,484)
Total stockholders’ equity	304,348	215,104
Total liabilities and stockholders’ equity	$918,490	$443,326
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenue	$108,221	$80,098
Cost of revenue	17,050	14,977
Gross profit	91,171	65,121
Operating expenses:
Research and development	22,603	18,266
Sales and marketing	57,488	49,361
General and administrative	14,711	13,942
Total operating expenses	94,802	81,569
Loss from operations	(3,631)	(16,448)
Other income (expense):
Interest income	1,845	457
Interest expense	(2,666)	(22)
Other income (expense), net	(842)	314
Loss before income taxes	(5,294)	(15,699)
Income tax provision	321	235
Net loss	$(5,615)	$(15,934)
Net loss per share, basic and diluted	$(0.10)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	56,183	53,697
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Net loss	$(5,615)	$(15,934)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	54	(17)
Comprehensive loss	$(5,561)	$(15,951)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss:	$(5,615)	$(15,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,201	5,732
Stock-based compensation expense	11,027	9,623
Amortization of debt discount and issuance costs	2,340	—
Other	842	180
Changes in operating assets and liabilities:
Accounts receivable	40,123	22,862
Prepaid expenses and other assets	933	(4,643)
Deferred contract acquisition costs	(7,444)	—
Accounts payable	1,116	656
Accrued compensation and benefits and other liabilities	1,506	177
Deferred revenue	(7,157)	(757)
Deferred rent	512	(215)
Net cash provided by operating activities	50,384	17,681
Cash flows from investing activities:
Purchases of property and equipment	(7,040)	(7,414)
Purchases of short-term investments	(76,179)	(28,959)
Proceeds from sale and maturity of short-term investments	25,800	24,954
Capitalized software development costs	(1,850)	(732)
Net cash used in investing activities	(59,269)	(12,151)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	488,669	—
Purchase of capped call related to convertible senior notes	(63,182)	—
Proceeds from exercise of employee stock options	5,794	11,372
Net cash provided by financing activities	431,281	11,372
Net increase in cash, cash equivalents and restricted cash	422,396	16,902
Cash, cash equivalents and restricted cash at beginning of period	140,681	96,420
Cash, cash equivalents and restricted cash at end of period	$563,077	$113,322
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$213	$99
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$1,168	$520
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
Basis of Presentation —These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on May 11, 2018 (the “Annual Report”). Except for updates to the Company’s accounting policies related to the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” regarding Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), there have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.

Effective April 1, 2018, we adopted the requirements of ASC 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented, ASC 605, Revenue Recognition (“ASC 605”).
In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim period, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2019. The condensed consolidated balance sheet as of March 31, 2018 included herein was derived from the audited financial statements as of that date.
Use of Estimates—The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of share-based awards, fair value of purchased intangible assets and goodwill, fair value of debt and equity components related to the 0.5% convertible senior notes due 2023 (the “Notes”), useful lives of purchased intangible assets, unrecognized tax benefits, expected benefit period for deferred commissions and the capitalization and estimated useful life of the Company’s software development costs.
These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.
Concentration of Risk—There were no customers that represented more than 10% of the Company’s accounts receivable balance as of June 30, 2018 and March 31, 2018. There were no customers that individually exceeded 10% of the Company’s revenue during the three months ended June 30, 2018 or 2017.

Summary of Significant Accounting Policies—Except for the accounting policies for revenue recognition, deferred revenue and deferred commissions that were updated as a result of adopting ASC 606 and those related to our Notes, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 11, 2018 that have had a material impact on our condensed consolidated financial statements and related notes. See Note 2 for a summary of our new accounting policies under ASC 606.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers regarding Accounting Standards

Codification Topic 606 (“ASC 606”) ASC 606, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. The Company adopted ASC606 and its related amendments effective on April 1, 2018 using the modified retrospective method. See Note 2 for disclosure on the impact of adopting this standard on the Company’s condensed consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statements of cash flows. The Company adopted the standard in its fiscal year beginning April 1, 2018. Adoption was applied on a retrospective basis to all periods presented. Aside from conforming to new cash flow presentation and restricted cash disclosure requirements, the standard did not have a material impact on the Company’s consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. On April 1, 2018, the Company adopted ASU 2017-09 and the adoption did not have a significant impact on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, which amends ASC Topic 740 “Income Taxes” to conform with SEC Staff Accounting Bulletin (SAB) No. 118, issued in December 2017. The guidance was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 9- Income Taxes.

2.     Revenue Recognition

The Company offers a comprehensive suite of products delivered on its open and extensible cloud-based platform that enable organizations to collect, store and analyze massive amounts of data in real time so they can better operate their applications and infrastructure and improve their digital customer experience. The Company generates revenue by selling subscription-based arrangements that allow its customers to access its cloud-based platform.

The Company determines revenue recognition through the following steps: (i) identification of the contract, or contracts with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations in the contract, and (v) recognition of revenue, when, or as, the Company satisfies a performance obligation.

Subscription revenue is recognized on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer. Deferred revenue consists of billings or payments received in advance of revenue being recognized.

ASC 606 Adoption Impact

The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining contracts. Previously, the Company recorded commissions as sales and marketing expenses as incurred. Under the new standard, the Company capitalizes incremental commissions related to initial contracts and amortizes such costs over the expected period of benefit, which the Company has determined to be three years. With regards to incremental commissions related to renewal contracts, the Company has adopted the practical expedient to expense such commissions as incurred, as the commission paid on renewals are commensurate and the contract periods are generally one year or less. The Company has adopted Topic 606 in the first quarter of fiscal year 2019 using the modified retrospective approach and applied the standard to all contracts as of April 1, 2018. The cumulative effect of applying the standard has been recognized on April 1, 2018. See below for the impact of adopting this standard.

The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at April 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented, ASC 605. In connection with the adoption of ASC 606, the Company also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASC 606 and ASC 340-40 as the “new standard.”

Adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition, commissions and deferred commissions as discussed below. The Company recorded a net reduction to the opening balance of accumulated deficit of $40.8 million as of April 1, 2018 due to the cumulative impact of adopting the new standard. The primary impact of adopting the new standard relates to the deferral of $40.6 million in incremental commission costs of obtaining subscription contracts. Under ASC 605, the Company recorded commissions as sales and marketing expenses as incurred. Under the new standard, the Company capitalizes incremental commissions related to initial contracts and amortizes these costs over a period of benefit determined to be three years. The remaining impact of adopting the standard is immaterial.

Practical Expedients and Exemptions

The Company applied ASC 606 using the following practical expedients: (i) costs of obtaining contracts with customers are expensed when the amortization period would have been one year or less; and (ii) the Company also used the practical expedient to calculate contract acquisition costs based on a portfolio of contracts with similar characteristics instead of on a contract-by-contract analysis.

Impact on the Condensed Consolidated Financial Statements

Select condensed consolidated balance sheet line items, which reflects the adoption impact of the new standard as reported, as well as the impact of adoption, are as follows (in thousands):

	June 30,
	2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Assets:
Deferred contract acquisition costs	$21,498	$—	$21,498
Deferred contract acquisition costs, non-current	20,775	—	20,775
Liabilities:
Deferred revenue-current	$182,008	$182,564	$(556)
Deferred revenue, non-current	878	330	548
Shareholders' equity:
Accumulated deficit	$(270,286)	$(312,778)	$42,492

    Select condensed consolidated statement of operations line items, which reflects the adoption of the new standard, as reported, as well as the impact of adoption, are as follows in thousands, except per share information):

	Three Months Ended June 30,
	2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$108,221	$108,253	$(32)
Sales and marketing	$57,488	$59,197	$(1,709)
Loss from operations	$(3,631)	$(5,308)	$1,677
Net loss	$(5,615)	$(7,292)	$1,677
Basic and diluted net loss per share	$(0.10)	$(0.13)	$0.03

Select condensed consolidated cash flow line items, which reflects the adoption of the new standard as reported, as well as the impact of adoption, are as follows (in thousands):

	Three Months Ended June 30,
	2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Depreciation and amortization	$12,201	$6,466	$5,735
Deferred contract acquisition costs	$(7,444)	$—	$(7,444)
Net cash provided by operating activities	$50,384	$50,384	$—

Disaggregation of Revenue

For disaggregated revenue by geography, refer to Note 11 in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Contract Balances

The following table provides information about deferred revenue (in thousands):

	Deferred Revenue
	Current	Non-Current
April 1, 2018	$188,860	$1,182
June 30, 2018	$182,008	$878

The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets are immaterial, and as a result, the Company has no asset impairment charges related to contract assets in the period. Deferred revenue represents considerations received from customers in excess of revenues recognized.

Revenue recognized during the three months ended June 30, 2018, which was included in the deferred revenue balances at the beginning of the period, was $78.5 million. The satisfaction of performance obligations typically lags behind payments received under the new standard, which may lead to an increase in the Company’s deferred revenue balance over time. Movements between contract assets and receivables was not significant during the three months ended June 30, 2018.

Deferred Commission Costs (Contract Acquisition Costs)

In connection with the adoption of ASC 340-40, the Company is required to capitalize certain contract acquisition costs primarily consisting of commissions. As of April 1, 2018, the date of ASC 340-40 adoption, the Company had $40.6 million capitalized in deferred contract acquisition costs related to contracts where the benefit period had not yet expired. In the three months ended June 30, 2018, amortization from amounts capitalized was $5.7 million and amounts expensed as incurred was $1.5 million. The Company had no impairment loss in relation to costs capitalized.

Remaining Performance Obligations

As of June 30, 2018, the remaining performance obligation was $355.8 million. The Company expects to recognize more than 90% of the remaining performance obligation over the next 24 months, with the remainder recognized thereafter.

3.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$466,925	$—	$—	$466,925
Commercial paper	—	10,090	—	10,090
Short-term investments:
Certificates of deposit	—	22,153	—	22,153
Commercial paper	—	41,668	—	41,668
Corporate notes and bonds	—	14,438	—	14,438
U.S. treasury securities	54,531	—	—	54,531
U.S. government agencies	—	33,271	—	33,271
Restricted cash:
Money market funds	8,202	—	—	8,202
Total	$529,658	$121,620	$—	$651,278
Included in cash and cash equivalents				$477,015
Included in short-term investments				$166,061
Included in restricted cash				$8,202

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$38,458	$—	$—	$38,458
Commercial paper	—	21,710	—	21,710
U.S. treasury securities	2,698	—	—	2,698
U.S. government agencies	—	5,498	—	5,498
Short-term investments:
Certificates of deposit	—	20,492	—	20,492
Commercial paper	—	21,699	—	21,699
Corporate notes and bonds	—	9,794	—	9,794
U.S. treasury securities	40,187	—	—	40,187
U.S. government agencies	—	23,269	—	23,269
Restricted cash:
Money market funds	8,202	—	—	8,202
Total	$89,545	$102,462	$—	$192,007
Included in cash and cash equivalents				$68,364
Included in short-term investments				$115,441
Included in restricted cash				$8,202
There were no transfers between fair value measurement levels during the three months ended June 30, 2018 and 2017.
Gross unrealized gains or losses for cash equivalents and short-term investments as of June 30, 2018 and March 31, 2018 were not significant. As of June 30, 2018 and March 31, 2018, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2018 and March 31, 2018 (in thousands):

	June 30, 2018	March 31, 2018
Due within one year	$143,715	$96,924
Due in one to two years	22,346	18,517
Total	$166,061	$115,441
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes

As of June 30, 2018, the fair value of the Notes was $498.9 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

4.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
Computers, software, and equipment	$9,494	$8,335
Site operation equipment	41,858	37,254
Furniture and fixtures	2,606	2,981
Leasehold improvements	28,059	34,316
Capitalized software development costs	39,247	38,062
Total property and equipment	121,264	120,948
Less: accumulated depreciation and amortization	(66,332)	(67,049)
Total property and equipment, net	$54,932	$53,899
Depreciation and amortization expense related to property and equipment was $6.3 million and $5.3 million for the three months ended June 30, 2018 and 2017, respectively.

5. 0.5% Convertible Senior Notes and Capped Call
In May 2018, we issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. The total net proceeds from the Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $487.4 million. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of our common stock, (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three months ended June 30, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three months ended June 30, 2018 and are classified as long-term debt.
In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the Conversion Option was $102.5 million and was determined by deducting the fair value of the liability component from the proceeds received upon issuance of the Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the liability component (the “Debt Discount”) is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 5.74%.
In accounting for the debt issuance costs of $11.6 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds of the Notes. Issuance costs attributable to the liability component were $9.2 million and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	June 30, 2018	March 31, 2018
Principal	$500,250	$—
Unamortized Debt Discount	(100,335)	—
Unamortized issuance costs	(9,042)	—
Net carrying amount	$390,873	$—

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	June 30, 2018	March 31, 2018
Debt Discount for Conversion Option	$102,509	$—
Issuance costs	(2,330)	—
Net carrying amount	$100,179	$—

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Amortization of Debt Discount	$2,174	$—
Amortization of issuance costs	167	—
Contractual interest expense	299	—
Total interest expense	$2,640	$—

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties, (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $110.81 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $173.82 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce potential dilution to holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments New Relic is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $63.2 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes is as follows (in thousands):

Conversion Option	$102,509
Purchase of Capped Calls	(63,182)
Issuance costs	(2,330)
Total	$36,997

6.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the three months ended June 30, 2018.
Purchased intangible assets subject to amortization as of June 30, 2018 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,785)	$1,115

Purchased intangible assets subject to amortization as of March 31, 2018 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,588)	$1,312
Amortization expense of purchased intangible assets was $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively.
Estimated future amortization expense as of June 30, 2018 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2019 (remaining 9 months)	$590
2020	525
$1,115

7.    Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2018 through 2027.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of June 30, 2018 and March 31, 2018, $9.5 million and $8.9 million was recorded as deferred rent, respectively.
Rent expense, net of sublease income, for operating leases was $3.8 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively.
Future minimum lease payments under non-cancelable operating leases as of June 30, 2018 were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2019 (remaining 9 months)	$9,804
2020	14,687
2021	14,887
2022	14,950
2023	15,407
Thereafter	45,348
Total minimum future lease payments	$115,083

Purchase Commitments—As of June 30, 2018 and March 31, 2018, the Company had purchase commitments of $26.7 million and $26.5 million, respectively, for specific contractual services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of June 30, 2018. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of June 30, 2018.
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

8.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the three months ended June 30, 2018 and the three months ended June 30, 2017, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $0.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there were 2,429,237 shares available for issuance under the ESPP.

2008 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan (the “2008 Plan”) in February 2008. The 2008 Plan was terminated in connection with the Company’s initial public offering, and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2018, there were 12,276,997 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option and RSU award activities for the three months ended June 30, 2018 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2018	3,215	$22.79	6.7	$165,041	2,079	$42.31	2.7	$154,071
Stock options granted	67	86.69
RSUs granted					126	87.85
Stock options exercised	(323)	18.06		25,528
RSUs vested					(221)	36.58
Stock options canceled/forfeited	(16)	38.92
RSUs canceled/forfeited					(80)	43.98
Outstanding - June 30, 2018	2,943	$24.67	6.5	$223,398	1,904	$45.92	2.6	$191,468
Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $11.0 million and $9.6 million for the three months ended June 30, 2018 and 2017, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Cost of revenue	$693	$526
Research and development	3,263	2,836
Sales and marketing	4,790	4,306
General and administrative	2,281	1,955
Total stock-based compensation expense	$11,027	$9,623
As of June 30, 2018, unrecognized stock-based compensation cost related to outstanding unvested stock options was $15.4 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years. As of June 30, 2018, unrecognized stock-based compensation cost related to outstanding unvested stock units was $79.7 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

9.    Income Taxes
 The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, related to foreign income taxes and state minimum taxes. Based on the available objectively verifiable evidence during the three months ended June 30, 2018, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended June 30, 2018 may not be realized. Accordingly, the Company did not record the tax benefits for U.S. losses incurred during the three months ended June 30, 2018. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses and foreign tax rate differences.
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “TCJA”) was enacted in law that includes significant changes to the U.S corporate Internal Revenue Code of 1986, as amended (the “Code”). The TCJA changes include, but are not limited to, reduction in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, limitations on the deductibility of executive compensation, interest expense and net operating loss (“NOL”) immediate expensing of capital expenditures, transition of the U.S. international taxation from a “worldwide” system to a territorial system of taxation and the introduction of a base erosion and anti-abuse tax.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. These provisional tax effects may differ during the measurement period, due to further updates to the calculations related to changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. The Company will complete its analysis within the measurement period provided in SAB 118. No such adjustments were included in income tax expense for the three months ended June 30, 2018.
Global Intangible Low Tax Income (“GILTI”): The TJCA has a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. The GILTI Inclusion, as defined under IRC §951A, is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The GILTI inclusion amount is expected to be fully absorbed by the current year operating loss and is not expected to cause the Company to be in a U.S. taxable income position for fiscal year 2019. The Company has not recorded deferred taxes related to these GILTI provisions and has not yet determined its policy election with respect to whether it will treat GILTI as a current-period expense when incurred (the “period cost method”) or factor such amount into the measurement of deferred taxes (the “deferred method”).
Foreign Derived Intangible Income (“FDII”): The TCJA allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its FDII. The amount of the deduction depends, in part, on U.S. taxable income. Since New Relic is forecasting a U.S. taxable loss for fiscal year 2019, this deduction is not available to the Company. There is no impact for the current quarter tax provision.
Base Erosion and Anti-Abuse Tax (“BEAT”): The BEAT minimum tax under §59A is applicable to the extent that the BEAT tax amount is greater than the regular corporate tax for a given year. This tax is applicable to companies with prior 3-year average annual gross receipts exceeding $500 million and who make deductible payments to foreign affiliates. New Relic does not meet this threshold since its average annual gross receipts are less than $500 million.

10.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three months ended June 30, 2018 and 2017, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of June 30, 2018. We expect to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2018	2017
Numerator:
Net loss	$(5,615)	$(15,934)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	56,183	53,697
Net loss per share—basic and diluted	$(0.10)	$(0.30)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2018	2017
Options to purchase common stock	2,943	3,962
Restricted stock units	1,904	2,323
ESPP shares	71	86
Common stock reserved for issuance in connection with acquisition	—	43
	4,918	6,414

11.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2018	2017
United States	$74,071	$54,779
EMEA	19,944	14,868
APAC	8,354	5,894
Other	5,852	4,557
Total revenue	$108,221	$80,098
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2018 and March 31, 2018.

12.    Subsequent Events
On July 13, 2018, the Company signed a definitive agreement with Japan Cloud Computing L.P., a Japanese limited partnership, to establish a joint venture in Japan, known as New Relic K.K.

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
We have grown rapidly in recent periods, with revenue for the three months ended June 30, 2018 and 2017 of $108.2 million and $80.1 million, respectively, representing year-over-year growth of 35%. We expect that the rate of growth in our revenue will continue to decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $5.6 million and $15.9 million for the three months ended June 30, 2018 and 2017, respectively. Our accumulated deficit as of June 30, 2018 was $270.3 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa (“EMEA”), Asia-Pacific (“APAC”) and, other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 8%, and 5%, respectively, of our revenue for the three months ended June 30, 2018, and 19%, 7%, and 6%, respectively, of our revenue for the three months ended June 30, 2017. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,393 employees as of June 30, 2018 from 1,164 employees as of June 30, 2017 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
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
Retention of and Expansion within Paid Business Accounts. A key factor in our success is the retention and expansion of our subscription agreements with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase the number of subscriptions we sell to our current customers as they become more familiar with our products and adopt our products to address additional business use cases. Over the last several years, our focus has shifted from an increase in the total number of paid business accounts to an increase in the annual recurring revenue from our existing and largest paid business accounts. Accordingly, today we view our paid business accounts with annual recurring revenue over $100,000 as a strong indicator of our business, and our success depends in part on our ability to retain and expand within our paid business accounts.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts with Annual Recurring Revenue over $100,000 and Number of Paid Business Accounts. We believe that our number of paid business accounts with annual recurring revenue over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 748 paid business accounts with annual recurring revenue over $100,000 as of June 30, 2018, which was a 34.8% increase compared to 555 as of June 30, 2017. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. We expect the growth rate at which we add paid business accounts with annual recurring revenue over $100,000 to decrease over time as a result of deeper penetration into the enterprise market.
Further, we believe that the total number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We had over 17,000 paid business accounts as of June 30, 2018, compared to over 15,400 as of June 30, 2017. As our primary focus has shifted to enterprise customers, the rate at which we add paid business accounts has decreased over time, and we expect that it may continue to decrease or flatten on a year-over-year basis as we scale our business. On a period-to-period basis, the total number of paid business accounts may fluctuate as a result of various market conditions, such that small quarterly fluctuations may or may not be a meaningful indicator of the health of our overall business.
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
Our percentage of annualized recurring revenue from enterprise paid business accounts was 55% as of June 30, 2018, compared to 49% as of June 30, 2017. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to increase over time.
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
Our annualized revenue per average paid business account for the quarter ended June 30, 2018 grew to over $25,000, which was an increase of 22.0% compared to over $20,500 for the quarter ended June 30, 2017. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced a decrease in the rate of growth of our annualized revenue per average paid business account and we expect the decrease to continue over time as our business scales and we introduce alternative pricing options for our products.
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We track our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate increases when customers increase their use of our products, use additional products, or upgrade to a higher subscription tier. Our dollar-based net expansion rate is reduced when customers cease using our products, use fewer products, or downgrade to a lower subscription tier.
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
The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain customers from larger subscription customers either significantly upgrade or significantly downgrade their subscriptions and by increased sales to existing customers in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of customers from larger enterprises versus small to medium-sized organizations will tend to increase our quarterly net expansion rate, while a relative increase in the number of customers from small to medium-sized organizations versus larger enterprises will tend to decrease the quarterly net expansion rate, as smaller businesses tend to cancel subscriptions more frequently than larger enterprises. This rate is also impacted by factors including, but not limited to, new product introductions, promotional activity, mix of customer size, and the variable timing of renewals.
Our annualized dollar-based net expansion rate increased to 118.4% for the three-month period ended June 30, 2018 from 112.5% for the three-month period ended June 30, 2017. In the three-month period ended June 30, 2018, we saw comparable churn rates relative to the same period in the prior year, but a modestly higher amount of upsell activity relative to our total installed base.

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
Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. Commissions are considered incremental and recoverable costs of acquiring customer contracts. Under ASC 606 these costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. Sales and marketing expenses also include the costs of our marketing and brand awareness programs.
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
Other Income (Expense)
Other income (expense) consists primarily of interest income, interest expense, and foreign exchange gains and losses.

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods. On April 1, 2018, we adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” regarding Accounting Standards Codification Topic 606 (“ASC 606”),  using the modified retrospective method. Results for reporting periods beginning after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the period presented, ASC 605, Revenue Recognition.

	Three Months Ended June 30,
	2018	2017

	(in thousands, except per share amounts)
Revenue	$108,221	$80,098
Cost of revenue (1)	17,050	14,977
Gross profit	91,171	65,121
Operating expenses:
Research and development (1)	22,603	18,266
Sales and marketing (1)	57,488	49,361
General and administrative (1)	14,711	13,942
Total operating expenses	94,802	81,569
Loss from operations	(3,631)	(16,448)
Other income (expense):
Interest income	1,845	457
Interest expense	(2,666)	(22)
Other income (expense), net	(842)	314
Loss before income taxes	(5,294)	(15,699)
Income tax provision (benefit)	321	235
Net loss	$(5,615)	$(15,934)
Net loss per share, basic and diluted	$(0.10)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	56,183	53,697

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2018	2017

	(in thousands)
Cost of revenue	$693	$526
Research and development	3,263	2,836
Sales and marketing	4,790	4,306
General and administrative	2,281	1,955
Total stock-based compensation expense	$11,027	$9,623

	Three Months Ended June 30,
	2018	2017

	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	16	19
Gross profit	84	81
Operating expenses:
Research and development (1)	21	23
Sales and marketing (1)	53	62
General and administrative (1)	14	17
Total operating expenses	88	102
Loss from operations	(4)	(21)
Other income (expense):
Interest income	2	1
Interest expense	(2)	—
Other income (expense), net	(1)	—
Loss before income taxes	(5)	(20)
Income tax provision (benefit)	—	—
Net loss	(5%)	(20%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2018	2017

	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	3	4
Sales and marketing	4	5
General and administrative	2	2
Total stock-based compensation expense	10%	12%
Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
United States	$74,071	$54,779	$19,292	35%
EMEA	19,944	14,868	5,076	34
APAC	8,354	5,894	2,460	42
Other	5,852	4,557	1,295	28
Total revenue	$108,221	$80,098	$28,123	35%
Revenue increased $28.1 million, or 35%, in the three months ended June 30, 2018 compared to the same period of 2017. The increase was a result of an increase in the revenue per paid business account and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $5.1 million, or 34%, in the three months ended June 30, 2018 compared to the same period of 2017, and our revenue from APAC increased $2.5 million, or 42%, in the three months ended June 30, 2018 compared to the same period of 2017, as a result of an increase in the revenue per paid business account and an increase in product adoption by existing paid business accounts located in these geographic regions.

Cost of Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$17,050	$14,977	$2,073	14%
Cost of revenue increased $2.1 million, or 14%, in the three months ended June 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, an increase in amortization expense related to capitalized software development costs, and an increase in payment processing costs due to the increase in revenue. Hosting-related costs, depreciation expense, amortization expense, and payment processing fees increased by $1.1 million. Personnel-related costs increased by $1.0 million, driven by higher headcount.
Research and Development

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Research and development	$22,603	$18,266	$4,337	24%
Research and development expenses increased $4.3 million, or 24%, in the three months ended June 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase of $3.5 million in personnel-related costs, driven by higher headcount, $0.5 million increase in software subscription and depreciation expenses, and a $0.3 million increase of other miscellaneous expenses.
Sales and Marketing

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Sales and marketing	$57,488	$49,361	$8,127	16%
Sales and marketing expenses increased $8.1 million, or 16%, in the three months ended June 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related costs of $6.6 million, driven by higher headcount. The remaining increase was primarily due to a $1.7 million increase in travel expenses, and a $1.5 million increase in facilities expenses. The overall increase was partially offset by a 1.7 million decrease in commission expense, due to the adoption of ASC 606.
General and Administrative

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
General and administrative	$14,711	$13,942	$769	6%
General and administrative expenses increased $0.8 million, or 6%, in the three months ended June 30, 2018 compared to the same period of 2017. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $0.8 million, driven by an increase in headcount.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Other income (expense)	$(1,663)	$749	$(2,412)	322%
Other income, net decreased by $(2.4) million in the three months ended June 30, 2018 compared to the same period of 2017. The decrease was primarily due to an increase of $2.7 million in interest expense incurred related to our 0.5% convertible senior notes due 2023 (the “Notes”), offset by an increase of $1.8 million in interest income earned on higher cash and short-term investment balances.

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our condensed consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations. We define non-GAAP income (loss) from operations as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, as applicable, and (5) amortization of debt discount and issuance costs, and in certain periods (6) the transaction costs related to acquisition, (7) lawsuit litigation expense, We use non-GAAP income (loss) from operations internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe the measure is useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations and a reconciliation of GAAP net loss to non-GAAP net income (loss).
We use non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss), internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
We believe non-GAAP income (loss) from operations and non-GAAP net income (loss) are useful to investors and others in assessing our operating performance due to the following factors:
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
Amortization of debt discount and issuance costs. In May 2018, New Relic issued $500.25 million of Notes, which bear interest at an annual fixed rate of 0.5%. The imputed interest rate of the Notes was 5.74%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, and debt issuance costs, which reduce the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. The expense for the amortization of debt discount and debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.
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
The following tables presents our non-GAAP income (loss) from operations and our Non-GAAP net income (loss) and reconcile our GAAP to non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for the three months ended June 30, 2018 and the three months ended June 30, 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
GAAP loss from operations	$(3,631)	$(16,448)
Plus: Stock-based compensation	11,027	9,623
Plus: Amortization of purchased intangibles	197	397
Plus: Amortization of stock-based compensation capitalized in software development costs	189	236
Plus: Employer payroll tax on employee equity incentive plans	935	757
Non-GAAP income (loss) from operations	$8,717	$(5,435)

	Three Months Ended June 30,
	2018	2017
GAAP net loss	$(5,615)	$(15,934)
Plus: Stock-based compensation	11,027	9,623
Plus: Amortization of purchased intangibles	197	397
Plus: Amortization of stock-based compensation capitalized in software development costs	189	236
Plus: Employer payroll tax on employee equity incentive plans	935	757
Plus: Amortization of debt discount and issuance costs	2,340	—
Non-GAAP net income (loss)	$9,073	$(4,921)
Non-GAAP income (loss) from operations and non-GAAP net income (loss) for the periods presented reflects the same trends discussed above in “Results of Operations.” Although overall expenses were higher than the same periods presented in the prior fiscal year, expenses as a percentage of revenue decreased significantly. As a result, we generated non-GAAP income from operations and non-GAAP net income in the third and fourth quarters of fiscal 2018 and the first quarter of fiscal 2019. We anticipate we will continue to generate non-GAAP income from operations and non-GAAP net income in future periods.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2018	2017

	(in thousands)
Cash provided by operating activities	$50,384	$17,681
Cash used in investing activities	(59,269)	(12,151)
Cash provided by financing activities	431,281	11,372
Net increase in cash and cash equivalents	$422,396	$16,902
To date, we have financed our operations primarily through the issuance of our convertible senior notes, private and public equity financings and customer payments for subscription services. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Operating Activities
During the three months ended June 30, 2018, cash provided by operating activities was $50.4 million as a result of a net loss of $5.6 million, adjusted by non-cash charges of $26.4 million and a change of $29.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $40.1 million decrease in accounts receivable, a $1.5 million increase in accrued compensation and benefits and other liabilities, a $1.1 million increase in accounts payable and a $0.9 million decrease in prepaid expenses and other current assets. This was partially offset by a $7.4 million increase in deferred commissions and a $7.2 million decrease in deferred revenue.
During the three months ended June 30, 2017, cash provided by operating activities was $17.7 million as a result of a net loss of $15.9 million, adjusted by non-cash charges of $15.5 million and a change of $18.1 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $22.9 million decrease in accounts receivable and a $0.7 million increase in accounts payable. This was partially offset by a $4.6 million increase in prepaid expenses and other assets, a $0.8 million decrease in deferred revenue and a $0.2 million decrease in deferred rent.
Investing Activities
Cash used in investing activities during the three months ended June 30, 2018 was $59.3 million, primarily as a result of purchases of short-term investments of $76.2 million, purchases of property and equipment of $7.0 million, and increases in capitalization of software development costs of $1.9 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $25.8 million.
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

Financing Activities
Cash provided by financing activities during the three months ended June 30, 2018 was $431.3 million, which was the result of proceeds from the issuance of convertible senior notes and proceeds from the exercise of stock options.
Cash provided by financing activities during the three months ended June 30, 2017 was $11.4 million, which was the result of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 7 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2018 in our Annual Report.

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
Except for updates to our accounting policies related to the adoption of ASC 606, there have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2018 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 11, 2018.
Recent Accounting Pronouncements
Refer to Note 1 of the notes to condensed consolidated financial statements included in this report.
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

Interest Rate Risk
We had cash and cash equivalents of $554.9 million as of June 30, 2018, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We also had no outstanding debt for any of the periods presented. We have an agreement to maintain cash balances at a financial institution of no less than $8.2 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $166.1 million as of June 30, 2018, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
In March 2018, we issued $500.25 million aggregate principal amount of 0.5% convertible senior notes due 2023 (the “Notes”). The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature in the Notes. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effective April, 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (“ASC 606”). During the three months ended June 30, 2018, we implemented internal controls to ensure that we have adequately evaluated our contracts and properly assessed the impact of ASC Topic 606 on our financial statements. We do not expect significant changes to our internal control over financial reporting due to the adoption of ASC 606.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net losses of $5.6 million and $15.9 million in the three months ended June 30, 2018 and 2017, respectively. At June 30, 2018, we had an accumulated deficit of $270.3 million. We expect to continue to expend substantial financial and other resources on, among other things:

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

Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the three months ended June 30, 2018, sales and marketing expenses represented 53% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018 and contains numerous requirements and changes from existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
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
Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach, including Alabama, the last state to enact a data breach notification law, which went into effect in May 2018. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, Oregon recently updated its data breach notification law such that the duty to notify applies not only to entities that own or license information and use it in the course of their business, but also to those that “otherwise possess” information and use it in the course of their business. This update became effective in June 2018. Additionally, in August 2017, Delaware amended its data breach notification law in order to expand what constitutes “personal information”, to require breach notification to the Delaware Attorney General, and to require the provision of credit monitoring in certain circumstances. In October 2017, a new Nevada law took effect that requires website and online service operators to post a privacy notice on their websites regarding the company’s privacy practices. Nevada is the third state to have such a privacy policy requirement.
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
With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in March 2017, Cisco Systems, Inc. completed its purchase of AppDynamics, Inc. and, in July 2018, CA, Inc. announced that it entered into a definitive agreement to sell itself to Broadcom Inc. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
Because we recognize revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern. *
We generally recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Further, the way in which we recognize this revenue has been impacted by Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” or Topic 606. Please see the risk factor under the heading “The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations.” for more information.

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
Our customers use our products and platform capabilities for important aspects of their businesses, and any errors, defects, or disruptions to our products and platform capabilities or other performance problems with our products and platform capabilities could hurt our brand and reputation and may damage our customers’ businesses. We provide regular product updates, which may contain undetected errors when first introduced or released. In the past, we have discovered software errors, failures, vulnerabilities, and bugs in our products and platform capabilities after they have been released and new errors in our existing products and platform capabilities may be detected in the future. Real or perceived errors, failures, or bugs in our products and platform capabilities could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for the losses that may result from claims arising from defects or disruptions in our products and platform capabilities. As a result, we could lose future sales and our reputation and our brand could be harmed.

Our ongoing and planned investments in data center hosting facilities are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial investments in new equipment to support growth at our Chicago area data center hosting facilities and the launch of a new European Region in Germany in calendar year 2018, provide enhanced levels of products and platform capabilities to our customers, and potentially reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. We have also invested in a combination of cloud hosting providers to serve our customers for certain portions of our service. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2018, we had two issued patents, thirteen patent applications pending, and two trademark registrations for “New Relic” in the United States, as well as three Patent Cooperation Treaty applications and four trademark registrations and two trademark applications for “New Relic” outside of the United States. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of June 30, 2018, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, which could adversely affect our business and results of operations. *
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Further, holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes (the “indenture”)) before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results. *
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results. *
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are included in the denominator for purposes of calculating diluted earnings per share. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions may affect the value of the Notes and our common stock. *
In connection with the pricing of the Notes, we entered into capped call transactions with certain financial institutions. The capped call transactions are expected generally to reduce or offset the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, these financial institutions or their respective affiliates likely purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes. These financial institutions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes.
The potential effect, if any, of these transactions and activities on the price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to our stockholders. *
If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a “make-whole fundamental change” (as defined in the indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
Furthermore, the indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.
Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock. *
The conversion of some or all of the convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. The Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
For example, the recent U.S. tax legislation enacted in December 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of recovery of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax liability in the event we become profitable in the future. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position.
Further, each jurisdiction has different rules and regulations governing sales and use, value added, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. The U.S. Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. may increase that risk by increasing states’ ability to assert taxing jurisdiction on out-of-state retailers. In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. Any tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward would effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
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
The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations. *
We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, pursuant to the new revenue recognition rules under Accounting Standard Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), effective for us as of April 1, 2018, rather than recording commissions as sales and marketing expenses as incurred, we capitalize incremental commissions related to initial contracts over the expected period of benefit, which we have determined to be three years. As a result of adopting ASC 606, we recorded a net reduction to the opening balance of accumulated deficit of 40.8 million as of April 1, 2018, primarily related to the deferral of incremental commission costs of obtaining subscription contracts. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of any new standard that may be adopted may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.
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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock has ranged from $111.59 to $20.39 through June 30, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On December 17, 2014, we closed our initial public offering (“IPO”), of 5,750,000 shares of our common stock, including 750,000 shares of common stock from the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $23.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-200078), which was declared effective by the SEC on December 11, 2014. As of June 30, 2018, all of the net proceeds from our IPO have been applied in accordance with the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 12, 2014 pursuant to Rule 424(b)(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
4.1	Indenture, dated as of May 18, 2018, by and between New Relic, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36766	4.1	May 18, 2018
4.2	Form of Global Note, representing New Relic, Inc.’s 0.50% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36766	4.2	May 18, 2018
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-36766	10.1	May 18, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NEW RELIC, INC.
Date:	August 7, 2018
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)