Form 10-Q
period 2018-09-30
NEW RELIC, INC.
filed 2018-11-07
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018, there were 56,958,020 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

NEW RELIC, INC.
Form 10-Q Quarterly Report

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “New Relic,” “we,” “Company,” “us,” and “our” refer to New Relic, Inc. and its subsidiaries. “New Relic,” the New Relic logo, and other trademarks or service marks of New Relic that may appear in this Quarterly Report on Form 10-Q are the property of the Company. This Quarterly Report on Form 10-Q contains additional trade names, trademarks, and service marks of other companies. The Company does not intend its use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, these other companies, and all such third-party trade names, trademarks, and service marks are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	March 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$196,797	$132,479
Short-term investments	534,311	115,441
Accounts receivable, net of allowance for doubtful accounts of $1,551 and $1,728, respectively	76,019	99,488
Prepaid expenses and other current assets	18,049	15,591
Deferred contract acquisition costs	23,409	—
Total current assets	848,585	362,999
Property and equipment, net	62,738	53,899
Restricted cash	8,203	8,202
Goodwill	11,828	11,828
Intangible assets, net	918	1,312
Deferred contract acquisition costs, non-current	22,731	—
Other assets	4,525	5,086
Total assets	$959,528	$443,326
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$10,618	$2,985
Accrued compensation and benefits	20,323	17,414
Other current liabilities	9,823	8,619
Deferred revenue	181,764	189,633
Total current liabilities	222,528	218,651
Convertible senior notes, net	395,824	—
Deferred rent, non-current	10,291	8,147
Deferred revenue, non-current	8,917	649
Other liabilities, non-current	722	775
Total liabilities	638,282	228,222
Commitments and contingencies (Note 8)
Redeemable non-controlling interest	3,399	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2018 and March 31, 2018; 57,199 shares and 56,213 shares issued at September 30, 2018 and March 31, 2018, respectively; and 56,939 shares and 55,953 shares outstanding at September 30, 2018 and March 31, 2018, respectively	57	56
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	597,248	521,119
Accumulated other comprehensive loss	(573)	(324)
Accumulated deficit	(278,622)	(305,484)
Total stockholders’ equity	317,847	215,104
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$959,528	$443,326
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenue	$114,896	$84,685	$223,117	$164,783
Cost of revenue	18,447	15,694	35,497	30,671
Gross profit	96,449	68,991	187,620	134,112
Operating expenses:
Research and development	23,962	18,266	46,565	36,532
Sales and marketing	61,142	51,261	118,630	100,622
General and administrative	16,880	14,305	31,591	28,247
Total operating expenses	101,984	83,832	196,786	165,401
Loss from operations	(5,535)	(14,841)	(9,166)	(31,289)
Other income (expense):
Interest income	3,259	512	5,104	969
Interest expense	(5,597)	(21)	(8,263)	(43)
Other income (expense), net	(435)	(152)	(1,277)	162
Loss before income taxes	(8,308)	(14,502)	(13,602)	(30,201)
Income tax provision	225	189	546	424
Net loss	$(8,533)	$(14,691)	$(14,148)	$(30,625)
Net loss attributable to redeemable non-controlling interest	197	—	197	—
Net loss attributable to New Relic	$(8,336)	$(14,691)	$(13,951)	$(30,625)
Net loss attributable to New Relic per share, basic and diluted	$(0.15)	$(0.27)	$(0.25)	$(0.57)
Weighted-average shares used to compute net loss per share, basic and diluted	56,706	54,699	56,446	54,201
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to New Relic	$(8,336)	$(14,691)	$(13,951)	$(30,625)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(303)	19	(249)	2
Comprehensive loss	$(8,639)	$(14,672)	$(14,200)	$(30,623)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss attributable to New Relic	$(13,951)	$—
Net loss attributable to redeemable non-controlling interest (Note 2)	(197)	—
Net loss:	(14,148)	(30,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,823	11,553
Stock-based compensation expense	24,860	19,845
Amortization of debt discount and issuance costs	7,292	—
Other	588	384
Changes in operating assets and liabilities:
Accounts receivable	23,345	22,522
Prepaid expenses and other assets	724	(5,450)
Deferred contract acquisition costs	(17,415)	—
Accounts payable	1,960	(530)
Accrued compensation and benefits and other liabilities	4,570	2,786
Deferred revenue	639	(3,453)
Deferred rent	976	(431)
Net cash provided by operating activities	58,214	16,601
Cash flows from investing activities:
Purchases of property and equipment	(14,255)	(14,394)
Purchases of short-term investments	(496,229)	(55,126)
Proceeds from sale and maturity of short-term investments	76,683	56,432
Capitalized software development costs	(3,062)	(1,486)
Net cash used in investing activities	(436,863)	(14,574)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	3,596	—
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	488,669	—
Purchase of capped call related to convertible senior notes	(63,182)	—
Proceeds from employee stock purchase plan	4,887	3,029
Proceeds from exercise of employee stock options	8,998	17,264
Net cash provided by financing activities	442,968	20,293
Net increase in cash, cash equivalents and restricted cash	64,319	22,320
Cash, cash equivalents and restricted cash at beginning of period	140,681	96,420
Cash, cash equivalents and restricted cash at end of period	$205,000	$118,740
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$457	$193
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$6,878	$1,042
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
Basis of Presentation —These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on May 11, 2018 (the “Annual Report”). Except for updates to the Company’s accounting policies related to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers regarding Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), there have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on its condensed consolidated financial statements and related notes.

Effective April 1, 2018, the Company adopted the requirements of ASC 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented, ASC 605, Revenue Recognition (“ASC 605”).
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
Concentration of Risk—There was one customer that represented more than 10% of the Company’s accounts receivable balance as of September 30, 2018 and no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2018. There were no customers that individually exceeded 10% of the Company’s revenue during the three and six months ended September 30, 2018 or 2017.

Summary of Significant Accounting Policies—Except for the accounting policies for revenue recognition, deferred revenue and deferred commissions that were updated as a result of adopting ASC 606 and those related to our Notes, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 11, 2018 that have had a material impact on our condensed consolidated financial statements and related notes. See Note 3—Revenue Recognition for a summary of our new accounting policies under ASC 606.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 regarding ASC 606, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. The Company adopted ASC 606 and its related amendments effective on April 1, 2018 using the modified retrospective method. See Note 3—Revenue Recognition for disclosure on the impact of adopting this standard on the Company’s condensed consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. This standard is effective for goodwill impairment tests performed by the Company in the fiscal year beginning April 1, 2020; early adoption is permitted. The Company has not yet adopted ASU 2017-04 and does not believe that this standard will have a material impact on its consolidated financial statements or disclosures.
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

In March 2018, the FASB issued ASU 2018-05, which amends ASC Topic 740, Income Taxes to conform with SEC Staff Accounting Bulletin (SAB) No. 118, issued in December 2017. The guidance was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 10—Income Taxes.

In March 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, and early adoption is permitted. The Company has not yet adopted ASU 2018-07 and does not expect the adoption to have a significant impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption permitted until fiscal year 2021 for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company has not yet adopted ASU 2018-13 and is currently evaluating the effect the standard will have on its consolidated financial statements.

2.     Joint Venture

On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. Furthermore, under the terms of the agreement, the Company and the Investors have agreed to subscribe to additional shares by contributing additional funding of up to approximately $1.4 million (156,000,000 Japanese Yen) and approximately $0.9 million (104,000,000 Japanese Yen), respectively, on August 21, 2019. The additional funding amounts are fixed in Japanese Yen irrespective of any currency fluctuation. As of September 30, 2018, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.

All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interests in New Relic K.K. are classified outside of permanent equity in the Company’s condensed consolidated balance sheet as of September 30, 2018, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests’ share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was $0 at September 30, 2018.

The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

Balance as of July 1, 2018	$—
Investment by redeemable non-controlling interest	3,596
Net loss attributable to redeemable non-controlling interest	(197)
Balance as of September 30, 2018	$3,399

3.     Revenue Recognition

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

ASC 606 Adoption Impact

The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining contracts. Previously, the Company recorded commissions as sales and marketing expenses as incurred. Under the new standard, the Company capitalizes incremental commissions related to initial contracts and amortizes such costs over the expected period of benefit, which the Company has determined to be three years. With regards to incremental commissions related to renewal contracts, the Company has adopted the practical expedient to expense such commissions as incurred, as the commission paid on renewals are commensurate and the contract periods are generally one year or less. The Company has adopted ASC 606 in the first quarter of fiscal year 2019 using the modified retrospective approach and applied the standard to all contracts as of April 1, 2018. The cumulative effect of applying this standard was recognized on April 1, 2018. See below for the impact of adopting this standard.

The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at April 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods prior to adoption, ASC 605. In connection with the adoption of ASC 606, the Company also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASC 606 and ASC 340-40 as the “new standard.”

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

Practical Expedients and Exemptions

The Company applied ASC 606 using the following practical expedients: (i) costs of obtaining contracts with customers are expensed when the amortization period would have been one year or less; and (ii) contract acquisition costs are calculated based on a portfolio of contracts with similar characteristics instead of on a contract-by-contract analysis.

Impact on the Condensed Consolidated Financial Statements

Select condensed consolidated balance sheet line items, which reflects the adoption impact of the new standard as reported, as well as the impact of adoption, are as follows (in thousands):

	September 30,
	2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Assets:
Deferred contract acquisition costs, current	$23,409	$—	$23,409
Deferred contract acquisition costs, non-current	22,731	—	22,731
Liabilities:
Deferred revenue, current	$181,764	$182,462	$(698)
Deferred revenue, non-current	8,917	8,837	80
Stockholders' equity:
Accumulated deficit	$(278,622)	$(325,395)	$46,773

    Select condensed consolidated statement of operations line items, which reflects the adoption of the new standard, as reported, as well as the impact of adoption, are as follows (in thousands, except per share information):

	Three Months Ended September 30,			Six Months Ended September 30,
	2018			2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$114,896	$114,483	$413	$223,117	$222,736	$381
Sales and marketing	$61,142	$65,009	$(3,867)	$118,630	$124,207	$(5,577)
Loss from operations	$(5,535)	$(9,815)	$4,280	$(9,166)	$(15,124)	$5,958
Net loss attributable to New Relic	$(8,336)	$(12,616)	$4,280	$(13,951)	$(19,909)	$5,958
Net loss per share, basic and diluted	$(0.15)	$(0.22)	$0.07	$(0.25)	$(0.35)	$0.10

Select condensed consolidated cash flow line items, which reflects the adoption of the new standard as reported, as well as the impact of adoption, are as follows (in thousands):

	Six Months Ended September 30,
	2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Depreciation and amortization	$24,823	$12,985	$11,838
Deferred contract acquisition costs	$(17,415)	$—	$(17,415)
Net cash provided by operating activities	$58,214	$58,214	$—

Disaggregation of Revenue

For disaggregated revenue by geography, refer to Note 12—Revenue by Geographic Location.

Contract Balances

The following table provides information about deferred revenue (in thousands):

	Deferred Revenue
	Current	Non-Current
April 1, 2018	$188,860	$1,182
September 30, 2018	181,764	8,917

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

Revenue recognized during the three and six months ended September 30, 2018, which was included in the deferred revenue balances at the beginning of the period, was $83.2 million and $131.5 million, respectively. The satisfaction of performance obligations typically lags behind payments received under the new standard, which may lead to an increase in the Company’s deferred revenue balance over time. Movements between contract assets and receivables was not significant during the three and six months ended September 30, 2018.

Deferred Commission Costs (Contract Acquisition Costs)

In connection with the adoption of ASC 340-40, the Company is required to capitalize certain contract acquisition costs primarily consisting of commissions. As of April 1, 2018, the date of adoption of ASC 340-40, the Company had $40.6 million capitalized in deferred contract acquisition costs related to contracts where the benefit period had not yet expired. In the three and six months ended September 30, 2018, amortization from amounts capitalized was $6.1 million and $11.8 million, respectively, and amounts expensed as incurred were $1.7 million and $3.2 million, respectively. The Company had no impairment loss in relation to costs capitalized.

Remaining Performance Obligations

As of September 30, 2018, the unrecognized transaction price related to remaining performance obligations was $358.2 million. The Company expects to recognize more than 95% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter.

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2018 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$105,478	$—	$—	$105,478
Commercial paper	—	4,981	—	4,981
Short-term investments:
Certificates of deposit	—	29,256	—	29,256
Commercial paper	—	45,873	—	45,873
Corporate notes and bonds	—	18,395	—	18,395
U.S. treasury securities	409,793	—	—	409,793
U.S. government agencies	—	30,994	—	30,994
Restricted cash:
Money market funds	8,203	—	—	8,203
Total	$523,474	$129,499	$—	$652,973
Included in cash and cash equivalents				$110,459
Included in short-term investments				$534,311
Included in restricted cash				$8,203

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$38,458	$—	$—	$38,458
Commercial paper	—	21,710	—	21,710
U.S. treasury securities	2,698	—	—	2,698
U.S. government agencies	—	5,498	—	5,498
Short-term investments:
Certificates of deposit	—	20,492	—	20,492
Commercial paper	—	21,699	—	21,699
Corporate notes and bonds	—	9,794	—	9,794
U.S. treasury securities	40,187	—	—	40,187
U.S. government agencies	—	23,269	—	23,269
Restricted cash:
Money market funds	8,202	—	—	8,202
Total	$89,545	$102,462	$—	$192,007
Included in cash and cash equivalents				$68,364
Included in short-term investments				$115,441
Included in restricted cash				$8,202
There were no transfers between fair value measurement levels during the six months ended September 30, 2018 and 2017.
Gross unrealized gains or losses for cash equivalents and short-term investments as of September 30, 2018 and March 31, 2018 were not significant. As of September 30, 2018 and March 31, 2018, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2018 and March 31, 2018 (in thousands):

	September 30, 2018	March 31, 2018
Due within one year	$393,734	$96,924
Due after one year through two years	140,577	18,517
Total	$534,311	$115,441
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes

As of September 30, 2018, the fair value of the Notes was $488.8 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
Computers, software, and equipment	$9,608	$8,335
Site operation equipment	49,291	37,254
Furniture and fixtures	2,715	2,981
Leasehold improvements	32,164	34,316
Capitalized software development costs	40,677	38,062
Total property and equipment	134,455	120,948
Less: accumulated depreciation and amortization	(71,717)	(67,049)
Total property and equipment, net	$62,738	$53,899
Depreciation and amortization expense related to property and equipment was $5.9 million and $5.5 million for the three months ended September 30, 2018 and 2017, respectively, and $12.2 million and $10.8 million for the six months ended September 30, 2018 and 2017, respectively.

6. 0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. The total net proceeds from the Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $487.4 million. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of our common stock, (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and six months ended September 30, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three and six months ended September 30, 2018 and are classified as long-term debt for such periods.
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

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	September 30, 2018	March 31, 2018
Principal	$500,250	$—
Unamortized debt discount	(95,741)	—
Unamortized issuance costs	(8,685)	—
Net carrying amount	$395,824	$—

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Amortization of debt discount	$4,593	—	$6,767	—
Amortization of issuance costs	357	—	524	—
Contractual interest expense	625	—	924	—
Total interest expense	$5,575	—	$8,215	—
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

7.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the six months ended September 30, 2018.
Purchased intangible assets subject to amortization as of September 30, 2018 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,982)	$918

Purchased intangible assets subject to amortization as of March 31, 2018 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,588)	$1,312
Amortization expense of purchased intangible assets was $0.2 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.8 million for the six months ended September 30, 2018 and 2017, respectively.
Estimated future amortization expense as of September 30, 2018 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2019 (remaining 6 months)	$393
2020	525
$918

8.    Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2018 through 2027.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of September 30, 2018 and March 31, 2018, $11.3 million and $8.9 million was recorded as deferred rent, respectively.
Rent expense, net of sublease income, for operating leases was $3.8 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $7.6 million and $5.3 million for the six months ended September 30, 2018 and 2017, respectively.
Future minimum lease payments under non-cancelable operating leases as of September 30, 2018 were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2019 (remaining 6 months)	$6,690
2020	14,737
2021	14,930
2022	14,979
2023	15,436
Thereafter	45,484
Total minimum future lease payments	$112,256

Purchase Commitments—As of September 30, 2018 and March 31, 2018, the Company had purchase commitments of $24.5 million and $26.5 million, respectively, for specific contractual services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of September 30, 2018. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of September 30, 2018.
Other Contingencies—In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. To date, the Company has not incurred any costs as a result of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. The Company does not currently believe there is a reasonable possibility that a loss may have been incurred under these indemnification obligations. To date, there have been no claims under any such indemnification provisions.

9.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the six months ended September 30, 2018, 82,851 shares of common stock were purchased under the ESPP. For the six months ended September 30, 2017, 101,493 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.1 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $1 million for the six months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there were 2,346,386 shares available for issuance under the ESPP.
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

2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2018, there were 11,635,171 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option and RSU award activities for the six months ended September 30, 2018 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2018	3,215	$22.79	6.7	$165,041	2,079	$42.31	2.7	$154,071
Stock options granted	297	98.75
RSUs granted					594	99.49
Stock options exercised	(455)	19.83		35,899
RSUs vested					(448)	38.45
Stock options canceled/forfeited	(20)	40.67
RSUs canceled/forfeited					(133)	46.63
Outstanding - September 30, 2018	3,037	$30.54	6.5	$195,295	2,092	$59.10	2.7	$197,101
Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $13.8 million and $10.2 million for the three months ended September 30, 2018 and 2017, respectively, and $24.9 million and $19.8 million for the six months ended September 30, 2018 and 2017, respectively.
Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$895	$603	$1,588	$1,129
Research and development	3,858	3,305	7,121	6,141
Sales and marketing	6,028	3,875	10,818	8,181
General and administrative	3,052	2,439	5,333	4,394
Total stock-based compensation expense	$13,833	$10,222	$24,860	$19,845
As of September 30, 2018, unrecognized stock-based compensation cost related to outstanding unvested stock options was $22.7 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. As of September 30, 2018, unrecognized stock-based compensation cost related to outstanding unvested stock units was $115.3 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

10.    Income Taxes
 The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.2 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and an income tax provision of $0.5 million and $0.4 million for the six months ended September 30, 2018 and 2017, respectively, related to foreign income taxes and state minimum taxes. Based on the available objectively verifiable evidence during the three and six months ended September 30, 2018, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three and six months ended September 30, 2018 may not be realized. Accordingly, the Company did not record the tax benefits for U.S. losses incurred during the three and six months ended September 30, 2018. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses and foreign tax rate differences.
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “TCJA”) was enacted into law. The TCJA includes significant changes to the U.S corporate Internal Revenue Code of 1986, as amended (the “Code”). The TCJA changes include, but are not limited to, reduction in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, limitations on the deductibility of executive compensation, interest expense and net operating loss (“NOL”) immediate expensing of capital expenditures, transition of the U.S. international taxation from a “worldwide” system to a territorial system of taxation and the introduction of a base erosion and anti-abuse tax.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. These provisional tax effects may differ during the measurement period, due to further updates to the calculations related to changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. The Company will complete its analysis within the measurement period provided in SAB 118. No such adjustments were included in income tax expense for the three and six months ended September 30, 2018.
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

11.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and six months ended September 30, 2018 and 2017, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of September 30, 2018. The Company expects to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to New Relic	$(8,336)	$(14,691)	$(13,951)	$(30,625)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	56,706	54,699	56,446	54,201
Net loss attributable to New Relic per share—basic and diluted	$(0.15)	$(0.27)	$(0.25)	$(0.57)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2018	2017
Options to purchase common stock	3,037	3,594
Restricted stock units	2,092	2,180
ESPP shares	26	41
Common stock reserved for issuance in connection with acquisition	—	43
	5,155	5,858

12.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
United States	$78,297	$58,020	$152,368	$112,799
EMEA	21,271	15,625	41,215	30,493
APAC	9,116	6,213	17,470	12,107
Other	6,212	4,827	12,064	9,384
Total revenue	$114,896	$84,685	$223,117	$164,783
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2018 and March 31, 2018.

13.    Subsequent Events
On October 9, 2018, the Company acquired certain assets of CoScale NV, a public limited liability company organized and existing under the laws of Belgium that provides solutions for monitoring the performance of software container environments, for $6.3 million (€5.5 million) in cash. The Company will hold back approximately $850 thousand (€750 thousand) from the aggregate purchase price. The Company expects to record goodwill arising from the acquisition. The amount of goodwill is not expected to be deductible for tax purposes. The fair value of intangible assets and acquired assets and liabilities will be determined as of the acquisition date but are still being evaluated as of the date of this report.

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
We have grown rapidly in recent periods, with revenue for the three months ended September 30, 2018 and 2017 of $114.9 million and $84.7 million, respectively, representing year-over-year growth of 36%. For the six months ended September 30, 2018 and 2017, our revenue was $223.1 million and $164.8 million, respectively, representing year-over-year growth of 35%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $8.3 million and $14.7 million for the three months ended September 30, 2018 and 2017, respectively, and $14.0 million and $30.6 million for the six months ended September 30, 2018 and 2017, respectively. Our accumulated deficit as of September 30, 2018 was $278.6 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa (“EMEA”), Asia-Pacific (“APAC”) and, other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 19%, 8%, and 5%, respectively, of our revenue for the three months ended September 30, 2018, and 18%, 7%, and 6%, respectively, of our revenue for the three months ended September 30, 2017. Our revenue from those regions constituted 18%, 8%, and 5%, respectively, of our revenue for the six months ended September 30, 2018, and 19%, 7%, and 6%, respectively, of our revenue for the six months ended September 30, 2017. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. For example, in October 2018, we announced our European Region, our data hosting center in the European Union, in Frankfurt, Germany to deliver our products to customers across the European Union.
Our employee headcount has increased to 1,519 employees as of September 30, 2018 from 1,230 employees as of September 30, 2017 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts with Annual Recurring Revenue over $100,000 and Number of Paid Business Accounts. We believe that our number of paid business accounts with annual recurring revenue over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 786 paid business accounts with annual recurring revenue over $100,000 as of September 30, 2018, which was a 34.1% increase compared to 586 as of September 30, 2017. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. We expect the growth rate at which we add paid business accounts with annual recurring revenue over $100,000 to decrease over time as a result of deeper penetration into the enterprise market.
Further, we believe that the total number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We had over 17,000 paid business accounts as of September 30, 2018, compared to over 15,900 as of September 30, 2017.
As our primary focus has shifted to enterprise customers, the rate at which we add paid business accounts has decreased over time, and we expect that it may continue to decrease or flatten on a year-over-year basis as we scale our business. On a period-to-period basis, the total number of paid business accounts may fluctuate as a result of various market conditions, such that quarterly fluctuations may or may not be a meaningful indicator of the health of our overall business. Although we currently present the total number of paid business accounts as of each quarter-end, we anticipate that we will cease providing quarterly updates and only update this figure on an annual basis in future presentations beginning with our annual report for fiscal 2019. We believe that updating this metric annually, while still providing investors with a significant understanding of the direction of our business, reduces the chance that an investor could place undue importance on changes in this number from quarter to quarter when assessing the success of our business.
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

Our percentage of annualized recurring revenue from enterprise paid business accounts was 56% as of September 30, 2018, compared to 51% as of September 30, 2017. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to continue to increase over time.
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
Our annualized revenue per average paid business account for the quarter ended September 30, 2018 grew to over $26,500, which was an increase of 23.3% compared to over $21,500 for the quarter ended September 30, 2017. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced a slight increase in the rate of growth of our annualized revenue per average paid business account year-over-year but we expect this rate to decrease over time as our business scales and we introduce alternative pricing options for our products.
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
Our annualized dollar-based net expansion rate increased to 123.7% for the three-month period ended September 30, 2018 from 122.9% for the three month period ended September 31, 2017. We also experienced improved churn rates relative to the comparable period in the prior year with more of our business coming from mid-market and enterprise customers.

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

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods. On April 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers regarding Accounting Standards Codification Topic 606 (“ASC 606”), using the modified retrospective method. Results for reporting periods beginning after April 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the period presented, ASC 605, Revenue Recognition.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(in thousands, except per share amounts)
Revenue	$114,896	$84,685	$223,117	$164,783
Cost of revenue (1)	18,447	15,694	35,497	30,671
Gross profit	96,449	68,991	187,620	134,112
Operating expenses:
Research and development (1)	23,962	18,266	46,565	36,532
Sales and marketing (1)	61,142	51,261	118,630	100,622
General and administrative (1)	16,880	14,305	31,591	28,247
Total operating expenses	101,984	83,832	196,786	165,401
Loss from operations	(5,535)	(14,841)	(9,166)	(31,289)
Other income (expense):
Interest income	3,259	512	5,104	969
Interest expense	(5,597)	(21)	(8,263)	(43)
Other income (expense), net	(435)	(152)	(1,277)	162
Loss before income taxes	(8,308)	(14,502)	(13,602)	(30,201)
Income tax provision	225	189	546	424
Net loss	$(8,533)	$(14,691)	$(14,148)	$(30,625)
Net loss attributable to redeemable non-controlling interest	197	—	197	—
Net loss attributable to New Relic	$(8,336)	$(14,691)	$(13,951)	$(30,625)
Net loss per share, basic and diluted	$(0.15)	$(0.27)	$(0.25)	$(0.57)
Weighted-average shares used to compute net loss per share, basic and diluted	56,706	54,699	56,446	54,201

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$895	$603	$1,588	$1,129
Research and development	3,858	3,305	7,121	6,141
Sales and marketing	6,028	3,875	10,818	8,181
General and administrative	3,052	2,439	5,333	4,394
Total stock-based compensation expense	$13,833	$10,222	$24,860	$19,845

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	16	19	16	19
Gross profit	84	81	84	81
Operating expenses:
Research and development (1)	21	22	21	23
Sales and marketing (1)	53	61	53	61
General and administrative (1)	15	16	14	17
Total operating expenses	89	99	88	101
Loss from operations	(5)	(18)	(4)	(20)
Other income (expense):
Interest income	3	1	2	1
Interest expense	(5)	—	(4)	—
Other income (expense), net	—	—	(1)	—
Loss before income taxes	(7)	(17)	(7)	(19)
Income tax provision (benefit)	—	—	—	—
Net loss	(7%)	(17%)	(7%)	(19%)
Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net loss attributable to New Relic	(7)%	(17)%	(7)%	(19)%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	3	4	3	4
Sales and marketing	5	4	5	5
General and administrative	3	3	2	2
Total stock-based compensation expense	12%	12%	11%	12%

Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
United States	$78,297	$58,020	$20,277	35%	$152,368	$112,799	$39,569	35%
EMEA	21,271	15,625	5,646	36	41,215	30,493	10,722	35
APAC	9,116	6,213	2,903	47	17,470	12,107	5,363	44
Other	6,212	4,827	1,385	29	12,064	9,384	2,680	29
Total revenue	$114,896	$84,685	$30,211	36%	$223,117	$164,783	$58,334	35%
Revenue increased $30.2 million, or 36%, in the three months ended September 30, 2018 compared to the same period of 2017. The increase was a result of an increase in the revenue per paid business account and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $5.6 million, or 36%, in the three months ended September 30, 2018 compared to the same period of 2017, and our revenue from APAC increased $2.9 million, or 47%, in the three months ended September 30, 2018 compared to the same period of 2017, as a result of an increase in the revenue per paid business account and an increase in product adoption by existing paid business accounts located in these geographic regions.
Revenue increased $58.3 million, or 35%, in the six months ended September 30, 2018 compared to the same period of 2017. The increase was a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $10.7 million, or 35%, in the six months ended September 30, 2018 compared to the same period of 2017, and our revenue from APAC increased $5.4 million, or 44%, in the six months ended September 30, 2018 compared to the same period of 2017, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$18,447	$15,694	$2,753	18%	$35,497	$30,671	$4,826	16%
Cost of revenue increased $2.8 million, or 18%, in the three months ended September 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $1.8 million, driven by higher headcount. Hosting-related costs and payment processing fees increased by $0.7 million. The remaining increase was due to $0.3 million of other miscellaneous expenses.
Cost of revenue increased $4.8 million, or 16%, in the six months ended September 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related costs and hosting-related costs necessary to support our growth, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $2.8 million, driven by higher headcount. Hosting-related costs and payment processing fees increased by $1.8 million. The remaining increase was due to $0.2 million of other miscellaneous expenses.
Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
Research and development	$23,962	$18,266	$5,696	31%	$46,565	$36,532	$10,033	27%
Research and development expenses increased $5.7 million, or 31%, in the three months ended September 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase of $4.8 million in personnel-related costs, driven by higher headcount, $0.5 million increase in software subscription and depreciation expenses, and a $0.4 million increase of other miscellaneous expenses.

Research and development expenses increased $10.0 million, or 27%, in the six months ended September 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase of $7.8 million in personnel-related costs, driven by higher headcount, a $0.9 million increase in software subscription expenses, an increase of $0.6 million increase facilities and depreciation expense, and increase in travel expenses of $0.4 million and a $0.3 million increase of other miscellaneous expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
Sales and marketing	$61,142	$51,261	$9,881	19%	$118,630	$100,622	$18,008	18%
Sales and marketing expenses increased $9.9 million, or 19%, in the three months ended September 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related costs of $11.2 million, driven by higher headcount. The remaining increase was primarily due to a $1.7 million increase in facilities and depreciation expenses, and $0.2 million increase of other miscellaneous expenses. The overall increase was partially offset by a $3.2 million decrease in commission expense, due to the adoption of ASC 606.
Sales and marketing expenses increased $18.0 million, or 18%, in the six months ended September 30, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related costs of $19.5 million, driven by higher headcount. The remaining increase was due to a $3.2 million increase facilities and depreciation expense, a $2.0 million increase in travel expenses, and $0.3 million increase of other miscellaneous expenses. The overall increase was partially offset by a decrease in commission expense of $4.9 million, due to the adoption of ASC 606, and a decrease in marketing programs of $2.1 million.
General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
General and administrative	$16,880	$14,305	$2,575	18%	$31,591	$28,247	$3,344	12%
General and administrative expenses increased $2.6 million, or 18%, in the three months ended September 30, 2018 compared to the same period of 2017. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $2.6 million, driven by an increase in headcount.
General and administrative expenses increased $3.3 million, or 12%, in the six months ended September 30, 2018 compared to the same period of 2017. The increase in general and administrative expenses was a result of an increase in personnel-related costs of $3.3 million, driven by an increase in headcount, a $0.6 million increase in facility expenses, a $0.5 million increase in software subscription expenses, and a $0.4 million increase of other miscellaneous expenses. The overall increase was partially offset by a $1.5 million decrease in consulting and professional service expense.
.

Other Income (Expense)

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
Other income (expense)	$(2,773)	$339	$(3,112)	918%	$(4,436)	$1,088	$(5,524)	508%
Other income (expense), net decreased by $(3.1) million in the three months ended September 30, 2018 compared to the same period of 2017, and decreased by $(5.5) million in the six months ended September 30, 2018 compared to the same period of 2017.
The decrease was primarily due to $5.6 million in interest expense in the three months ended September 30, 2018, and $8.3 million in interest expense in the six months ended September 30, 2018, incurred related to our 0.5% convertible senior notes due 2023 (the “Notes”), partially offset by an increase of $3.3 million in interest income in the three months ended September 30, 2018 and $5.1 million in interest income in the six months ended September 30, 2018, earned on higher cash and short-term investment balances.

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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for the three and six months ended September 30, 2018 and the three and six months ended September 30, 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
GAAP loss from operations	$(5,535)	$(14,841)	$(9,166)	$(31,289)
Plus: Stock-based compensation	13,833	10,222	24,860	19,845
Plus: Amortization of purchased intangibles	197	397	394	794
Plus: Transaction costs related to acquisition	330	—	330	—
Plus: Amortization of stock-based compensation capitalized in software development costs	174	238	363	474
Plus: Employer payroll tax on employee equity incentive plans	660	491	1,595	1,248
Non-GAAP income (loss) from operations	$9,659	$(3,493)	$18,376	$(8,928)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
GAAP net loss attributable to New Relic	$(8,336)	$(14,691)	$(13,951)	$(30,625)
Plus: Stock-based compensation	13,833	10,222	24,860	19,845
Plus: Amortization of purchased intangibles	197	397	394	794
Plus: Transaction costs related to acquisition	330	—	330	—
Plus: Amortization of stock-based compensation capitalized in software development costs	174	238	363	474
Plus: Employer payroll tax on employee equity incentive plans	660	491	1,595	1,248
Plus: Amortization of debt discount and issuance costs	4,952	—	7,292	—
Non-GAAP net income (loss) attributable to New Relic	$11,810	$(3,343)	$20,883	$(8,264)
Non-GAAP income (loss) from operations and non-GAAP net income (loss) for the periods presented reflects the same trends discussed above in “Results of Operations.” Although overall expenses were higher than the same periods presented in the prior fiscal year, expenses as a percentage of revenue decreased significantly. As a result, we generated non-GAAP income from operations and non-GAAP net income in the third and fourth quarters of fiscal 2018 and the first and second quarters of fiscal 2019. We anticipate we will continue to generate non-GAAP income from operations and non-GAAP net income in future periods.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2018	2017

	(in thousands)
Cash provided by operating activities	$58,214	$16,601
Cash used in investing activities	(436,863)	(14,574)
Cash provided by financing activities	442,968	20,293
Net increase in cash, cash equivalents and restricted cash	$64,319	$22,320
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
Operating Activities
During the six months ended September 30, 2018, cash provided by operating activities was $58.2 million as a result of a net loss of $14.1 million, adjusted by non-cash charges of $57.6 million and a change of $14.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $23.3 million decrease in accounts receivable, a $4.6 million increase in accrued compensation and benefits and other liabilities, a $2.0 million increase in accounts payable, a $0.7 million decrease in prepaid expenses and other current assets and a $0.6 million decrease in deferred revenue. This was partially offset by a $17.4 million increase in deferred commissions.
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
Investing Activities
Cash used in investing activities during the six months ended September 30, 2018 was $436.9 million, primarily as a result of purchases of short-term investments of $496.2 million, purchases of property and equipment of $14.3 million, and increases in capitalization of software development costs of $3.1 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $76.7 million.
Cash used in investing activities during the six months ended September 30, 2017 was $14.6 million, primarily as a result of purchases of short-term investments of $55.1 million, purchases of property and equipment of $14.4 million, and increases in capitalization of software development costs of $1.5 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $56.4 million.

Financing Activities
Cash provided by financing activities during the six months ended September 30, 2018 was $443.0 million, which was the result of net proceeds from the issuance of convertible senior notes of $488.7 million, proceeds from the exercise of stock options of $9.0 million, proceeds from the purchase of shares of common stock pursuant to our employee stock purchase plan of $4.9 million, and proceeds from the investment from our redeemable non-controlling interest of $3.6 million. This was partially offset by purchases of the capped call of $63.2 million related to the Notes.
Cash provided by financing activities during the six months ended September 30, 2017 was $20.3 million, which was the result of proceeds from the exercise of stock options of $17.3 million and proceeds from the purchase of shares of common stock pursuant to our employee stock purchase plan of $3.0 million.

Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 8 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2018 in our Annual Report.

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
Except for updates to our accounting policies related to the adoption of ASC 606, there have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2018 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 11, 2018.
Recent Accounting Pronouncements
Refer to Note 1-Description of Business and Summary of Significant Accounting Policies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our subscription agreements are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements.

Interest Rate Risk
We had cash and cash equivalents of $196.8 million as of September 30, 2018, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $8.2 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $534.3 million as of September 30, 2018, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effective April 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (“ASC 606”). During the six months ended September 30, 2018, we implemented internal controls to ensure that we have adequately evaluated our contracts and properly assessed the impact of ASC Topic 606 on our financial statements. We do not expect significant changes to our internal control over financial reporting due to the adoption of ASC 606.

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

We have a history of losses and we expect our revenue growth rate to continue to decline. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $14.0 million and $30.6 million in the six months ended September 30, 2018 and 2017, respectively. At September 30, 2018, we had an accumulated deficit of $278.6 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the six months ended September 30, 2018, sales and marketing expenses represented 53% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Because users are able to configure our platform to collect and store confidential or proprietary information, security concerns could result in additional cost and liability to us or inhibit sales of our products. *
Our operations involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, which customers might choose to have include some personally identifiable information. While we have developed systems and processes to protect the integrity, confidentiality and security of our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data. Any security breaches, computer malware, and computer hacking attacks, experienced by us or our third-party services providers, could expose us to a risk of loss of confidential or proprietary information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.
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
If we are not able to detect and indicate activity on our platform that might be nefarious in nature or design processes or systems to reduce the impact of similar activity at a third-party service provider, our customers could suffer harm. In such cases, we could face exposure to legal claims, particularly if the customer suffered actual harm. We cannot assure you that any limitations of liability provisions in our contracts for a security lapse or breach would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our expansion rates, financial condition, operating results, and reputation.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. While we have taken steps to mitigate the impact on us, such as implementing standard contractual clauses and self-certifying under the EU-US Privacy Shield, the efficacy and longevity of these mechanisms remains uncertain. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018 and contains numerous requirements and changes from existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
In addition to the GDPR, the European Commission also has another draft regulation in the approval process that focuses on a person’s right to conducting a private life (in contrast to GDPR, which focuses on protection of personal data). The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive.  Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation will likely be enacted sometime in 2019. While the new legislation contains protections for those using communications services (for example, protections against online tracking technologies), the timing of its proposed enactment following the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, which may negatively impact our product offerings and our relationships with our customers.
Complying with the GDPR and the ePrivacy Regulation (when it becomes effective) may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR and ePrivacy Regulation, we may not be successful in our efforts to achieve compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area or protect a person’s privacy, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach, including Alabama, the last state to enact a data breach notification law, which went into effect in June 2018. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Further, California recently enacted the California Consumer Privacy Act (“CCPA”), which is expected to take effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
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

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc.; and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc. and Google LLC.
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
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. *
Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial of service attacks, or other security related incidents. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and platform capabilities become more complex and our user traffic increases. If our products and platform capabilities are unavailable or if our users are unable to access our products and platform capabilities within a reasonable amount of time or at all, our business would be negatively affected. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
In addition, we currently serve our customers from third-party data centers located in the Chicago, Illinois area and, to a lesser extent, through our European Region in Germany and a combination of cloud hosting providers. The continuous availability of our products and platform capabilities depends on the operations of our data center facilities, on our cloud hosting providers, on a variety of network service providers, on third-party vendors, and on our own site operations staff. We depend on our third-party providers’ abilities to protect our data center facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. If there are any lapses of service or damage to the facilities, we could experience lengthy interruptions in our products and platform capabilities as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers not to renew their subscriptions, any of which could harm our business.
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
Our ongoing and planned investments in data center hosting facilities are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results. *
We have made and will continue to make substantial investments in new equipment to support growth at our Chicago area data center hosting facilities and the launch of a new European Region in Germany in October 2018, provide enhanced levels of products and platform capabilities to our customers, and potentially reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. We have also invested in a combination of cloud hosting providers to serve our customers for certain portions of our service. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the six months ended September 30, 2018, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	unexpected changes in regulatory requirements, taxes, or trade laws;

•	economic and political uncertainty around the world, including uncertainty regarding U.S. foreign and domestic policies;

•	regional data security and privacy laws and regulations and the unauthorized use of, or access to, commercial and personal information;

•	differing labor regulations where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2018, we had two issued patents, thirteen patent applications pending, two trademark registrations and two trademark applications for “New Relic” in the United States, as well as two issued patents, seven patent applications pending, including three Patent Cooperation Treaty applications, and four trademark registrations and eighteen trademark applications for “New Relic” outside of the United States. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the

United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We may in the future require additional capital to operate our business and respond to business opportunities that may arise, including the need to develop new products and platform capabilities or enhance our existing products and platform capabilities, enhance our operating infrastructure, protect our intellectual property, pursue possible acquisitions of complementary businesses and technologies, respond to a decline in the level of subscriptions for our products, or other circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could require us to use a portion of our cash flows to make debt service payments, which could place us at a competitive disadvantage relative to our less leveraged peers. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock, including registration rights. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of September 30, 2018, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:

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
Further, holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes (the “indenture”)) before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes being surrendered or pay cash with respect to Notes being converted.

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
Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to our stockholders. *

If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a “make-whole fundamental change” (as defined in the indenture) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
Furthermore, the indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.
Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock. *
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. The Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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

The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. generally accepted accounting principles, or GAAP, from the adoption of recently issued accounting standards could materially affect our financial position and results of operations. *
We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, pursuant to the new revenue recognition rules under Accounting Standard Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), effective for us as of April 1, 2018, rather than recording commissions as sales and marketing expenses as incurred, we capitalize incremental commissions related to initial contracts over the expected period of benefit, which we have determined to be three years. As a result of adopting ASC 606, we recorded a net reduction to the opening balance of accumulated deficit of $40.8 million as of April 1, 2018, primarily related to the deferral of incremental commission costs of obtaining subscription contracts. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of any new standard that may be adopted may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.
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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through September 30, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline. *
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. Further, the Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, some holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we may issue under our employee equity incentive plans. Accordingly, these shares may be able to be sold freely in the public market upon issuance as permitted by any applicable vesting requirements.
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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.	8-K	001-36766	99.1	August 23, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NEW RELIC, INC.
Date:	November 7, 2018
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)