Form 10-Q
period 2018-12-31
NEW RELIC, INC.
filed 2019-02-07
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 28, 2019, there were 57,351,466 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31,	March 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$185,462	$132,479
Short-term investments	536,849	115,441
Accounts receivable, net of allowance for doubtful accounts of $1,748 and $1,728, respectively	102,433	99,488
Prepaid expenses and other current assets	16,739	15,591
Deferred contract acquisition costs	25,275	—
Total current assets	866,758	362,999
Property and equipment, net	71,076	53,899
Restricted cash	8,254	8,202
Goodwill	15,334	11,828
Intangible assets, net	3,394	1,312
Deferred contract acquisition costs, non-current	24,487	—
Other assets	4,536	5,086
Total assets	$993,839	$443,326
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$11,237	$2,985
Accrued compensation and benefits	23,222	17,414
Other current liabilities	11,054	8,619
Deferred revenue	200,231	189,633
Total current liabilities	245,744	218,651
Convertible senior notes, net	400,845	—
Deferred rent, non-current	10,620	8,147
Deferred revenue, non-current	6,638	649
Other liabilities, non-current	899	775
Total liabilities	664,746	228,222
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	3,313	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2018 and March 31, 2018; 57,536 shares and 56,213 shares issued at December 31, 2018 and March 31, 2018, respectively; and 57,276 shares and 55,953 shares outstanding at December 31, 2018 and March 31, 2018, respectively	57	56
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	614,674	521,119
Accumulated other comprehensive income (loss)	39	(324)
Accumulated deficit	(288,727)	(305,484)
Total stockholders’ equity	325,780	215,104
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$993,839	$443,326
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenue	$124,011	$91,827	$347,128	$256,610
Cost of revenue	20,206	15,671	55,703	46,342
Gross profit	103,805	76,156	291,425	210,268
Operating expenses:
Research and development	26,182	18,154	72,747	54,686
Sales and marketing	66,461	51,393	185,091	152,015
General and administrative	19,702	14,596	51,293	42,843
Total operating expenses	112,345	84,143	309,131	249,544
Loss from operations	(8,540)	(7,987)	(17,706)	(39,276)
Other income (expense):
Interest income	3,922	534	9,026	1,503
Interest expense	(5,669)	(21)	(13,932)	(64)
Other income (expense), net	(8)	(45)	(1,285)	117
Loss before income taxes	(10,295)	(7,519)	(23,897)	(37,720)
Income tax provision (benefit)	(106)	210	440	634
Net loss	$(10,189)	$(7,729)	$(24,337)	$(38,354)
Net loss attributable to redeemable non-controlling interest	86	—	283	—
Net loss attributable to New Relic	$(10,103)	$(7,729)	$(24,054)	$(38,354)
Net loss attributable to New Relic per share, basic and diluted	$(0.18)	$(0.14)	$(0.42)	$(0.70)
Weighted-average shares used to compute net loss per share, basic and diluted	57,096	55,196	56,663	54,534
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net loss attributable to New Relic	$(10,103)	$(7,729)	$(24,054)	$(38,354)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	612	(135)	363	(133)
Comprehensive loss	$(9,491)	$(7,864)	$(23,691)	$(38,487)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss attributable to New Relic	$(24,054)	$(38,354)
Net loss attributable to redeemable non-controlling interest (Note 3)	(283)	—
Net loss:	(24,337)	(38,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,585	17,306
Stock-based compensation expense	39,624	29,778
Amortization of debt discount and issuance costs	12,313	—
Other	(800)	498
Changes in operating assets and liabilities:
Accounts receivable	(3,411)	9,223
Prepaid expenses and other assets	3,262	(4,438)
Deferred contract acquisition costs	(27,689)	—
Accounts payable	3,850	(829)
Accrued compensation and benefits and other liabilities	7,771	2,475
Deferred revenue	16,827	8,938
Deferred rent	899	(504)
Net cash provided by operating activities	66,894	24,093
Cash flows from investing activities:
Purchases of property and equipment	(29,715)	(17,577)
Cash paid for acquisition (Note 2)	(5,556)	—
Purchases of short-term investments	(581,504)	(78,074)
Proceeds from sale and maturity of short-term investments	161,237	88,232
Capitalized software development costs	(3,810)	(3,054)
Net cash used in investing activities	(459,348)	(10,473)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	3,596	—
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	488,669	—
Purchase of capped call related to convertible senior notes	(63,182)	—
Proceeds from employee stock purchase plan	4,887	3,029
Proceeds from exercise of employee stock options	11,519	20,370
Net cash provided by financing activities	445,489	23,399
Net increase in cash, cash equivalents and restricted cash	53,035	37,019
Cash, cash equivalents and restricted cash at beginning of period	140,681	96,420
Cash, cash equivalents and restricted cash at end of period	$193,716	$133,439
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$683	$358
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$5,758	$256
Acquisition holdback	865	—
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
Concentration of Risk—There was one customer that represented more than 10% of the Company’s accounts receivable balance as of December 31, 2018 and no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2018. There were no customers that individually exceeded 10% of the Company’s revenue during the three and nine months ended December 31, 2018 or 2017.

Summary of Significant Accounting Policies—Except for the accounting policies for revenue recognition, deferred revenue and deferred commissions that were updated as a result of adopting ASC 606 and those related to our Notes, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 11, 2018 that have had a material impact on our condensed consolidated financial statements and related notes. See Note 4—Revenue Recognition for a summary of our new accounting policies under ASC 606.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 regarding ASC 606, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. The Company adopted ASC 606 and its related amendments effective on April 1, 2018 using the modified retrospective method. See Note 4—Revenue Recognition for disclosure on the impact of adopting this standard on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. The Company plans to adopt this new standard using the modified retrospective approach with optional practical expedients in the first quarter of fiscal 2020. The Company continues to evaluate the accounting, transition, and disclosure requirements of this standard and cannot currently estimate the financial statement impact of adoption.
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

In March 2018, the FASB issued ASU 2018-05, which amends ASC Topic 740, Income Taxes to conform with SEC Staff Accounting Bulletin (SAB) No. 118, issued in December 2017. The guidance was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 11—Income Taxes.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, and early adoption is permitted. The Company plans to adopt this new standard in the first quarter of fiscal 2020. The Company does not expect the adoption to have a significant impact on its condensed consolidated financial statements.

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

2.    Business Combination
On October 9, 2018, the Company acquired certain assets of CoScale NV (“CoScale”), a public limited liability company organized and existing under the laws of Belgium that provides solutions for monitoring the performance of software container environments for $6.3 million in cash. The Company held back approximately $0.9 million from the aggregate purchase price. Of the total purchase price, $2.9 million was allocated to acquired technology with an estimated useful life of three years, with the excess $3.4 million of the purchase price over the fair value of intangible assets acquired recorded as goodwill. The Company also recognized transaction costs of approximately $0.3 million, which is also included in general and administrative expense in its condensed consolidated statement of operations for the nine months ended December 31, 2018. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes.The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.

3.     Joint Venture

On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. Furthermore, under the terms of the agreement, the Company and the Investors have agreed to subscribe to additional shares by contributing additional funding of up to approximately $1.4 million (156,000,000 Japanese Yen) and approximately $0.9 million (104,000,000 Japanese Yen), respectively, on August 21, 2019. The additional funding amounts are fixed in Japanese Yen irrespective of any currency fluctuation. As of December 31, 2018, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.

All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interests in New Relic K.K. are classified outside of permanent equity in the Company’s condensed consolidated balance sheet as of December 31, 2018, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests’ share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was $0 at December 31, 2018.

The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

Balance as of July 1, 2018	$—
Investment by redeemable non-controlling interest	3,596
Net loss attributable to redeemable non-controlling interest	$(283)
Balance as of December 31, 2018	$3,313

4.     Revenue Recognition

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

Impact on the Condensed Consolidated Financial Statements

Select condensed consolidated balance sheet line items, which reflects the adoption impact of the new standard as reported, as well as the impact of adoption, are as follows (in thousands):

	December 31,
	2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Assets:
Deferred contract acquisition costs, current	$25,275	$—	$25,275
Deferred contract acquisition costs, non-current	24,487	—	24,487
Liabilities:
Deferred revenue, current	$200,231	$201,286	$(1,055)
Deferred revenue, non-current	6,638	6,624	14
Stockholders' equity:
Accumulated deficit	$(288,727)	$(339,920)	$51,193

    Select condensed consolidated statement of operations line items, which reflects the adoption of the new standard, as reported, as well as the impact of adoption, are as follows (in thousands, except per share information):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2018			2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$124,011	$123,603	$408	$347,128	$346,339	$789
Sales and marketing	66,461	$70,083	$(3,622)	185,091	$194,290	$(9,199)
Loss from operations	$(8,540)	$(12,570)	$4,030	$(17,706)	$(27,694)	$9,988
Net loss attributable to New Relic	$(10,103)	$(14,133)	$4,030	$(24,054)	$(34,042)	$9,988
Net loss per share, basic and diluted	$(0.18)	$(0.25)	$0.07	$(0.42)	$(0.60)	$0.18

Select condensed consolidated cash flow line items, which reflects the adoption of the new standard as reported, as well as the impact of adoption, are as follows (in thousands):

	Nine Months Ended December 31,
	2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Depreciation and amortization	$38,585	$20,095	$18,490
Deferred contract acquisition costs	$(27,689)	$—	$(27,689)
Net cash provided by operating activities	$66,896	$66,896	$—

Disaggregation of Revenue

For disaggregated revenue by geography, refer to Note 13—Revenue by Geographic Location.

Contract Balances

The following table provides information about deferred revenue (in thousands):

	Deferred Revenue
	Current	Non-Current
April 1, 2018	$188,860	$1,182
December 31, 2018	200,231	6,638

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

Revenue recognized during the three and nine months ended December 31, 2018, which was included in the deferred revenue balances at the beginning of the period, was $90.5 million and $169.3 million, respectively. The satisfaction of performance obligations typically lags behind payments received under the new standard, which may lead to an increase in the Company’s deferred revenue balance over time. Movements between contract assets and receivables was not significant during the three and nine months ended December 31, 2018.

Deferred Commission Costs (Contract Acquisition Costs)

In connection with the adoption of ASC 340-40, the Company is required to capitalize certain contract acquisition costs primarily consisting of commissions. As of April 1, 2018, the date of adoption of ASC 340-40, the Company had $40.6 million capitalized in deferred contract acquisition costs related to contracts where the benefit period had not yet expired. In the three and nine months ended December 31, 2018, amortization from amounts capitalized was $6.7 million and $18.5 million, respectively, and amounts expensed as incurred were $2.3 million and $5.5 million, respectively. The Company had no impairment loss in relation to costs capitalized.

Remaining Performance Obligations

As of December 31, 2018, the unrecognized transaction price related to remaining performance obligations was $415.7 million. The Company expects to recognize more than 93% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter.

5.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018 and March 31, 2018 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$101,475	$—	$—	$101,475
Commercial paper	—	10,153	—	10,153
Short-term investments:
Certificates of deposit	—	33,248	—	33,248
Commercial paper	—	35,157	—	35,157
Corporate notes and bonds	—	18,302	—	18,302
U.S. treasury securities	429,947	—	—	429,947
U.S. government agencies	—	20,195	—	20,195
Restricted cash:
Money market funds	8,254	—	—	8,254
Total	$539,676	$117,055	$—	$656,731
Included in cash and cash equivalents				$111,628
Included in short-term investments				$536,849
Included in restricted cash				$8,254

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$38,458	$—	$—	$38,458
Commercial paper	—	21,710	—	21,710
U.S. treasury securities	2,698	—	—	2,698
U.S. government agencies	—	5,498	—	5,498
Short-term investments:
Certificates of deposit	—	20,492	—	20,492
Commercial paper	—	21,699	—	21,699
Corporate notes and bonds	—	9,794	—	9,794
U.S. treasury securities	40,187	—	—	40,187
U.S. government agencies	—	23,269	—	23,269
Restricted cash:
Money market funds	8,202	—	—	8,202
Total	$89,545	$102,462	$—	$192,007
Included in cash and cash equivalents				$68,364
Included in short-term investments				$115,441
Included in restricted cash				$8,202
There were no transfers between fair value measurement levels during the nine months ended December 31, 2018 and 2017.
Gross unrealized gains or losses for cash equivalents and short-term investments as of December 31, 2018 and March 31, 2018 were not significant. As of December 31, 2018 and March 31, 2018, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of December 31, 2018 and March 31, 2018 (in thousands):

	December 31, 2018	March 31, 2018
Due within one year	$362,542	$96,924
Due after one year through two years	174,307	18,517
Total	$536,849	$115,441
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes

As of December 31, 2018, the fair value of the Notes was $456.8 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2018	March 31, 2018
Computers, software, and equipment	$10,014	$8,335
Site operation equipment	56,627	37,254
Furniture and fixtures	3,408	2,981
Leasehold improvements	37,341	34,316
Capitalized software development costs	41,478	38,062
Total property and equipment	148,868	120,948
Less: accumulated depreciation and amortization	(77,792)	(67,049)
Total property and equipment, net	$71,076	$53,899
Depreciation and amortization expense related to property and equipment was $6.5 million and $5.5 million for the three months ended December 31, 2018 and 2017, respectively, and $18.7 million and $16.3 million for the nine months ended December 31, 2018 and 2017, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. The total net proceeds from the Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $487.4 million. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of our common stock, (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and nine months ended December 31, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the three and nine months ended December 31, 2018 and are classified as long-term debt for such periods.
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

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31, 2018	March 31, 2018
Principal	$500,250	$—
Unamortized debt discount	(91,087)	—
Unamortized issuance costs	(8,318)	—
Net carrying amount	$400,845	$—

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Amortization of debt discount	$4,654	—	$11,421	—
Amortization of issuance costs	367	—	891	—
Contractual interest expense	625	—	1,549	—
Total interest expense	$5,646	—	$13,861	—
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties, (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $110.81 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $173.82 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce potential dilution to holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments New Relic is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $63.2 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital

8.     Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the nine months ended December 31, 2018 consist of the following (in thousands):

Goodwill as of March 31, 2018	$11,828
Goodwill acquired	3,506
Goodwill as of December 31, 2018	$15,334
Purchased intangible assets subject to amortization as of December 31, 2018 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,816	$(4,422)	$3,394

Purchased intangible assets subject to amortization as of March 31, 2018 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,588)	$1,312
Amortization expense of purchased intangible assets was $0.4 million and $0.2 million for the three months ended December 31, 2018 and 2017, respectively, and $0.8 million and $1.0 million for the nine months ended December 31, 2018 and 2017, respectively.
Estimated future amortization expense as of December 31, 2018 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2019 (remaining 3 months)	$440
2020	1,496
2021	972
2022	486
$3,394

9.    Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2019 through 2028.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of December 31, 2018 and March 31, 2018, $11.7 million and $8.9 million was recorded as deferred rent, respectively.
Rent expense, net of sublease income, for operating leases was $3.8 million and $3.1 million for the three months ended December 31, 2018 and 2017, respectively, and $11.4 million and $8.4 million for the nine months ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2019 (remaining 3 months)	$4,021
2020	15,530
2021	15,432
2022	15,077
2023	15,495
Thereafter	45,866
Total minimum future lease payments	$111,421

Purchase Commitments—As of December 31, 2018 and March 31, 2018, the Company had purchase commitments of $30.8 million and $26.5 million, respectively, primarily related to data center, cloud and hosting services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has not been set as of December 31, 2018. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of December 31, 2018.
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

10.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the nine months ended December 31, 2018, 82,851 shares of common stock were purchased under the ESPP. For the nine months ended December 31, 2017, 101,493 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.0 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively, and $2.5 million and $1.6 million for the nine months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there were 2,346,386 shares available for issuance under the ESPP.
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

2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2018, there were 11,662,042 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option and RSU award activities for the nine months ended December 31, 2018 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2018	3,215	$22.79	6.7	$165,041	2,079	$42.31	2.7	$154,071
Stock options granted	307	98.32
RSUs granted					748	96.28
Stock options exercised	(552)	20.89		41,555
RSUs vested					(688)	41.38
Stock options canceled/forfeited	(96)	52.74
RSUs canceled/forfeited					(248)	50.84
Outstanding - December 31, 2018	2,874	$30.22	6.1	$150,780	1,891	$62.88	2.7	$153,149
Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $14.8 million and $9.9 million for the three months ended December 31, 2018 and 2017, respectively, and $39.6 million and $29.8 million for the nine months ended December 30, 2018 and 2017, respectively.
Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of revenue	$934	$587	$2,522	$1,716
Research and development	4,322	2,959	11,443	9,100
Sales and marketing	6,222	3,933	17,040	12,114
General and administrative	3,286	2,454	8,619	6,848
Total stock-based compensation expense	$14,764	$9,933	$39,624	$29,778
As of December 31, 2018, unrecognized stock-based compensation cost related to outstanding unvested stock options was $18.1 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. As of December 31, 2018, unrecognized stock-based compensation cost related to outstanding unvested stock units was $109.1 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

11.    Income Taxes
 The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax benefit of $0.1 million and income tax provision of $0.2 million for the three months ended December 31, 2018 and 2017, respectively, and an income tax provision of $0.4 million and $0.6 million for the nine months ended December 31, 2018 and 2017, respectively, related to foreign income taxes and state minimum taxes. Based on the available objectively verifiable evidence during the three and nine months ended December 31, 2018, the Company believes it is more likely than not that the tax benefits of the U.S. losses and New Relic K.K losses incurred during the three and nine months ended December 31, 2018 may not be realized. Accordingly, the Company did not record the tax benefits for U.S. losses and New Relic K.K losses incurred during the three and nine months ended December 31, 2018. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses and New Relic K.K losses and foreign tax rate differences.
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “TCJA”) was enacted into law. The TCJA includes significant changes to the U.S corporate Internal Revenue Code of 1986, as amended (the “Code”). The TCJA changes include, but are not limited to, reduction in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, limitations on the deductibility of executive compensation, interest expense and net operating loss (“NOL”) immediate expensing of capital expenditures, transition of the U.S. international taxation from a “worldwide” system to a territorial system of taxation and the introduction of a base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) and a new minimum tax on certain foreign earnings.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. These provisional tax effects may differ during the measurement period, due to further updates to the calculations related to changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. During the fourth quarter of fiscal year 2018, the Company recorded provisional amounts in its consolidated financial statements. During the third quarter of fiscal year 2019, the Company made adjustments to the provisional amounts, including continued refinements to its deferred taxes. The adjustments made to the provisional amounts include an increase in the depreciation deduction, the “Transition Tax” and NOL carryforward.  The analysis and accounting for the tax effects of the TCJA were completed in the third quarter of fiscal 2019.  Any subsequent adjustment to these amounts will be recorded as a change in tax law.

12.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and nine months ended December 31, 2018 and 2017, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of December 31, 2018. The Company expects to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net loss attributable to New Relic	$(10,103)	$(7,729)	$(24,054)	$(38,354)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	57,096	55,196	56,663	54,534
Net loss attributable to New Relic per share—basic and diluted	$(0.18)	$(0.14)	$(0.42)	$(0.70)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2018	2017
Options to purchase common stock	2,874	3,450
Restricted stock units	1,891	2,038
ESPP shares	62	99
	4,827	5,587

13.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
United States	$84,731	$62,966	$237,099	$175,765
EMEA	22,533	16,732	63,752	47,225
APAC	10,086	6,918	27,551	19,025
Other	6,661	5,211	18,726	14,595
Total revenue	$124,011	$91,827	$347,128	$256,610
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2018 and March 31, 2018.

14.    Subsequent Events
On January 25, 2019, the Company completed the acquisition of SignifAI, Inc. (“SignifAI”), an event intelligence company specializing in artificial intelligence and machine learning, pursuant to which the Company acquired all of the capital stock of SignifAI for $25.1 million in cash and up to 143,861 shares of the Company’s common stock, for an aggregate preliminary purchase price of $37.0 million.
The acquisition also included a holdback arrangement with certain employees of SignifAI, totaling approximately $12.6 million or 152,840 shares of the Company’s common stock, contingent upon their continuous employment with the Company. As such, compensation expense will be recorded ratably over the respective service period of 24 to 36 months.
The initial purchase price accounting is not yet complete. A preliminary purchase price allocation is currently expected to be included in the Company’s consolidated financial statements for the year ending March 31, 2019. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

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
We have grown rapidly in recent periods, with revenue for the three months ended December 31, 2018 and 2017 of $124.0 million and $91.8 million, respectively, representing year-over-year growth of 35%. For the nine months ended December 31, 2018 and 2017, our revenue was $347.1 million and $256.6 million, respectively, representing year-over-year growth of 35%. We expect that the rate of growth in our revenue will decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $10.1 million and $7.7 million for the three months ended December 31, 2018 and 2017, respectively, and $24.1 million and $38.4 million for the nine months ended December 31, 2018 and 2017, respectively. Our accumulated deficit as of December 31, 2018 was $288.7 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa (“EMEA”), Asia-Pacific (“APAC”) and, other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 8%, and 6%, respectively, of our revenue for the three months ended December 31, 2018, and 18%, 8%, and 6%, respectively, of our revenue for the three months ended December 31, 2017. Our revenue from those regions constituted 18%, 8%, and 6%, respectively, of our revenue for the nine months ended December 31, 2018, and 18%, 7%, and 6%, respectively, of our revenue for the nine months ended December 31, 2017. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets. For example, in October 2018, we announced our European Region, our data hosting center in the European Union, in Frankfurt, Germany to deliver our products to customers across the European Union.
Our employee headcount has increased to 1,627 employees as of December 31, 2018 from 1,253 employees as of December 31, 2017 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts with Annual Recurring Revenue over $100,000 and Number of Paid Business Accounts. We believe that our number of paid business accounts with annual recurring revenue over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 816 paid business accounts with annual recurring revenue over $100,000 as of December 31, 2018, which was a 29.7% increase compared to 629 as of December 31, 2017. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. This growth rate has decreased in recent periods and we expect the growth rate at which we add paid business accounts with annual recurring revenue over $100,000 to continue to decrease over time as a result of deeper penetration into the enterprise market.
Further, we believe that the total number of paid business accounts is one indicator of our market penetration, the growth of our business and our potential future prospects. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We had over 17,000 paid business accounts as of December 31, 2018, compared to over 16,600 as of December 31, 2017.
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
Our percentage of annualized recurring revenue from enterprise paid business accounts was 56% as of December 31, 2018, compared to 52% as of December 31, 2017. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to continue to increase over time.
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

Our annualized revenue per average paid business account for the quarter ended December 31, 2018 grew to over $29,000, which was an increase of 28.9% compared to over $22,500 for the quarter ended December 31, 2017. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced a slight increase in the rate of growth of our annualized revenue per average paid business account year-over-year but we expect this rate to decrease over time as our business scales and we introduce alternative pricing options for our products.
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
Our annualized dollar-based net expansion rate declined to 122.1% for the three-month period ended December 31, 2018 from 125.2% for the three month period ended December 31, 2017. We saw a lower amount of upsell activity relative to our total installed base than the comparable period in the prior year. Although we drove larger upsell activity in absolute dollars during the fiscal quarter, the total installed base was larger than during the comparable period in the prior year, which had a moderating effect on our annualized dollar-based net expansion rate.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(in thousands, except per share amounts)
Revenue	$124,011	$91,827	$347,128	$256,610
Cost of revenue (1)	20,206	15,671	55,703	46,342
Gross profit	103,805	76,156	291,425	210,268
Operating expenses:
Research and development (1)	26,182	18,154	72,747	54,686
Sales and marketing (1)	66,461	51,393	185,091	152,015
General and administrative (1)	19,702	14,596	51,293	42,843
Total operating expenses	112,345	84,143	309,131	249,544
Loss from operations	(8,540)	(7,987)	(17,706)	(39,276)
Other income (expense):
Interest income	3,922	534	9,026	1,503
Interest expense	(5,669)	(21)	(13,932)	(64)
Other income (expense), net	(8)	(45)	(1,285)	117
Loss before income taxes	(10,295)	(7,519)	(23,897)	(37,720)
Income tax provision (benefit)	(106)	210	440	634
Net loss	$(10,189)	$(7,729)	$(24,337)	$(38,354)
Net loss attributable to redeemable non-controlling interest	86	—	283	—
Net loss attributable to New Relic	$(10,103)	$(7,729)	$(24,054)	$(38,354)
Net loss per share, basic and diluted	$(0.18)	$(0.14)	$(0.42)	$(0.70)
Weighted-average shares used to compute net loss per share, basic and diluted	57,096	55,196	56,663	54,534

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$934	$587	$2,522	$1,716
Research and development	4,322	2,959	11,443	9,100
Sales and marketing	6,222	3,933	17,040	12,114
General and administrative	3,286	2,454	8,619	6,848
Total stock-based compensation expense	$14,764	$9,933	$39,624	$29,778

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	16	17	16	18
Gross profit	84	83	84	82
Operating expenses:
Research and development (1)	21	20	21	22
Sales and marketing (1)	54	56	53	59
General and administrative (1)	16	16	15	17
Total operating expenses	91	92	89	98
Loss from operations	(7)	(9)	(5)	(16)
Other income (expense):
Interest income	3	1	3	1
Interest expense	(5)	—	(4)	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(9)	(8)	(6)	(15)
Income tax provision (benefit)	—	—	—	—
Net loss	(9%)	(8%)	(6%)	(15%)
Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net loss attributable to New Relic	(9)%	(8)%	(6)%	(15)%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	3	3	3	4
Sales and marketing	5	4	5	5
General and administrative	3	3	2	2
Total stock-based compensation expense	12%	11%	11%	12%

Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
United States	$84,731	$62,966	$21,765	35%	$237,099	$175,765	$61,334	35%
EMEA	22,533	16,732	5,801	35	63,752	47,225	16,527	35
APAC	10,086	6,918	3,168	46	27,551	19,025	8,526	45
Other	6,661	5,211	1,450	28	18,726	14,595	4,131	28
Total revenue	$124,011	$91,827	$32,184	35%	$347,128	$256,610	$90,518	35%
Revenue increased $32.2 million, or 35%, in the three months ended December 31, 2018 compared to the same period of 2017. The increase was a result of an increase in the revenue per paid business account and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $5.8 million, or 35%, in the three months ended December 31, 2018 compared to the same period of 2017, and our revenue from APAC increased $3.2 million, or 46%, in the three months ended December 31, 2018 compared to the same period of 2017, as a result of an increase in the revenue per paid business account and an increase in product adoption by existing paid business accounts located in these geographic regions.
Revenue increased $90.5 million, or 35%, in the nine months ended December 31, 2018 compared to the same period of 2017. The increase was a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $16.5 million, or 35%, in the nine months ended December 31, 2018 compared to the same period of 2017, and our revenue from APAC increased $8.5 million, or 45%, in the nine months ended December 31, 2018 compared to the same period of 2017, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$20,206	$15,671	$4,535	29%	$55,703	$46,342	$9,361	20%
Cost of revenue increased $4.5 million, or 29%, in the three months ended December 31, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related and hosting-related costs necessary to support our growth and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $1.7 million, driven by higher headcount. Hosting-related costs and payment processing fees increased by $1.4 million. The remaining increase was due to an increase in depreciation and amortization expense of $0.8 million, an increase in travel expenses of $0.2 million and $0.4 million of other miscellaneous expenses.
Cost of revenue increased $9.4 million, or 20%, in the nine months ended December 31, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related and hosting-related costs necessary to support our growth, and an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $4.5 million, driven by higher headcount. Hosting-related costs and payment processing fees increased by $3.2 million. The remaining increase was due to an increase in depreciation and amortization expense of $1.2 million, an increase in travel expenses of $0.3 million and $0.2 million of other miscellaneous expenses.

Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
Research and development	$26,182	$18,154	$8,028	44%	$72,747	$54,686	$18,061	33%
Research and development expenses increased $8.0 million, or 44%, in the three months ended December 31, 2018 compared to the same period of 2017. The increase was primarily a result of an increase of $7.0 million in personnel-related costs, driven by higher headcount, a $0.3 million increase in travel expenses, a $0.3 million increase in software subscription expenses, and a $0.4 million increase of other miscellaneous expenses.
Research and development expenses increased $18.1 million, or 33%, in the nine months ended December 31, 2018 compared to the same period of 2017. The increase was primarily a result of an increase of $14.8 million in personnel-related costs, driven by higher headcount, a $1.1 million increase in software subscription expenses, an increase of $1.0 million in facilities and depreciation expense, an increase in travel expenses of $0.7 million and a $0.4 million increase of other miscellaneous expenses.
Sales and Marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
Sales and marketing	$66,461	$51,393	$15,068	29%	$185,091	$152,015	$33,076	22%
Sales and marketing expenses increased $15.1 million, or 29%, in the three months ended December 31, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related costs of $13.2 million, driven by higher headcount. The remaining increase was primarily due to an increase in travel expenses of $2.2 million, an increase in marketing programs of $1.4 million, a $1.2 million increase in facilities and depreciation expenses, and a $0.1 million increase in software subscription expenses. The overall increase was partially offset by a $3.0 million decrease in commission expense due to the adoption of ASC 606.
Sales and marketing expenses increased $33.1 million, or 22%, in the nine months ended December 31, 2018 compared to the same period of 2017. The increase was primarily a result of an increase in personnel-related costs of $32.1 million, driven by higher headcount. The remaining increase was due to a $4.7 million increase in travel expenses, and a $4.2 million increase in facilities and depreciation expense. The overall increase was partially offset by a decrease in commission expense of $7.9 million due to the adoption of ASC 606.
General and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
General and administrative	$19,702	$14,596	$5,106	35%	$51,293	$42,843	$8,450	20%
General and administrative expenses increased $5.1 million, or 35%, in the three months ended December 31, 2018 compared to the same period of 2017. The increase in general and administrative expenses was primarily a result of an increase in personnel-related costs of $4.3 million, driven by an increase in headcount. The remaining increases were due to $0.5 million increase in facilities and depreciation expenses, a $0.2 million increase in travel expenses, and a $0.1 million increase of other miscellaneous expenses.
General and administrative expenses increased $8.5 million, or 20%, in the nine months ended December 31, 2018 compared to the same period of 2017. The increase in general and administrative expenses was a result of an increase in personnel-related costs of $6.2 million, driven by an increase in headcount, a $1.6 million increase in facilities and depreciation expenses, a $1.1 million increase in software subscription expenses and a $0.4 million increase in travel expenses. The overall increase was partially offset by a $0.8 million decrease in consulting and professional service expense.

Other Income (Expense)

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%

	(dollars in thousands)
Other income (expense)	$(1,755)	$468	$(2,223)	475%	$(6,191)	$1,556	$(7,747)	498%
Other income (expense), net decreased by $2.2 million in the three months ended December 31, 2018 compared to the same period of 2017, and decreased by $7.7 million in the nine months ended December 31, 2018 compared to the same period of 2017.
The decrease was primarily due to $5.7 million in interest expense in the three months ended December 31, 2018, and $13.9 million in interest expense in the nine months ended December 31, 2018, incurred related to our 0.5% convertible senior notes due 2023 (the “Notes”), partially offset by $3.9 million in interest income in the three months ended December 31, 2018 and $9.0 million in interest income in the nine months ended December 31, 2018, earned on higher cash and short-term investment balances.

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our condensed consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, as applicable, and (5) amortization of debt discount and issuance costs, and in certain periods (6) the transaction costs related to acquisition and (7) lawsuit litigation expense. We use non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations and a reconciliation of GAAP net loss to non-GAAP net income (loss) attributable to New Relic.
We use non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
We believe non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic are useful to investors and others in assessing our operating performance due to the following factors:
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
Amortization of debt discount and issuance costs. In May 2018, New Relic issued $500.25 million of Notes, which bear interest at an annual fixed rate of 0.5%. The effective interest rate of the Notes was 5.74%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, and debt issuance costs, which reduce the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. The expense for the amortization of debt discount and debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.
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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three and nine months ended December 31, 2018 and the three and nine months ended December 31, 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
GAAP loss from operations	$(8,540)	$(7,987)	(17,706)	$(39,276)
Plus: Stock-based compensation	14,764	9,933	39,624	29,778
Plus: Amortization of purchased intangibles	440	196	833	990
Plus: Transaction costs related to acquisition	476	—	806	—
Plus: Amortization of stock-based compensation capitalized in software development costs	192	228	555	702
Plus: Employer payroll tax on employee equity incentive plans	457	309	2,052	1,557
Non-GAAP income (loss) from operations	$7,789	$2,679	$26,164	$(6,249)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
GAAP net loss attributable to New Relic	$(10,103)	$(7,729)	$(24,054)	$(38,354)
Plus: Stock-based compensation	14,764	9,933	39,624	29,778
Plus: Amortization of purchased intangibles	440	196	833	990
Plus: Transaction costs related to acquisition	476	—	806	—
Plus: Amortization of stock-based compensation capitalized in software development costs	192	228	555	702
Plus: Employer payroll tax on employee equity incentive plans	457	309	2,052	1,557
Plus: Amortization of debt discount and issuance costs	5,021	—	12,312	—
Non-GAAP net income (loss) attributable to New Relic	$11,247	$2,937	$32,128	$(5,327)
Non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” Although overall expenses were higher than the same periods presented in the prior fiscal year, expenses as a percentage of revenue decreased significantly. As a result, we generated non-GAAP income from operations and non-GAAP net income attributable to New Relic in the third and fourth quarters of fiscal 2018 and the first, second and third quarters of fiscal 2019. We anticipate we will continue to generate non-GAAP income from operations and non-GAAP net income attributable to New Relic in future periods.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2018	2017

	(in thousands)
Cash provided by operating activities	$66,894	$24,093
Cash used in investing activities	(459,348)	(10,473)
Cash provided by financing activities	445,489	23,399
Net increase in cash, cash equivalents and restricted cash	$53,035	$37,019
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
Operating Activities
During the nine months ended December 31, 2018, cash provided by operating activities was $66.9 million as a result of a net loss of $24.3 million, adjusted by non-cash charges of $89.7 million and a change of $1.5 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $27.7 million increase in deferred contract acquisition costs and a $3.4 million increase in accounts receivable. This was offset by a $16.8 million increase in deferred revenue, a $7.8 million increase in accrued compensation and benefits and other liabilities, a $3.9 million increase in accounts payable, and a $3.3 million decrease in prepaid expenses and other current assets.

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
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2018 was $459.3 million, primarily as a result of purchases of short-term investments of $581.5 million, purchases of property and equipment of $29.7 million, cash paid for an acquisition of $5.6 million, and increases in capitalization of software development costs of $3.8 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $161.2 million.
Cash used in investing activities during the nine months ended December 31, 2017 was $10.5 million, primarily as a result of purchases of short-term investments of $78.1 million, purchases of property and equipment of $17.6 million, and increases in capitalization of software development costs of $3.1 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $88.2 million.
Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2018 was $445.5 million, which was the result of net proceeds from the issuance of convertible senior notes of $488.7 million, proceeds from the exercise of stock options of $11.5 million, proceeds from the purchase of shares of common stock pursuant to our employee stock purchase plan of $4.9 million, and proceeds from the investment from our redeemable non-controlling interest of $3.6 million. This was partially offset by purchases of the capped call of $63.2 million related to the Notes.

Cash provided by financing activities during the nine months ended December 31, 2017 was $23.4 million, which was the result of proceeds from the exercise of stock options and proceeds from our employee stock purchase plan.

Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 9 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2018 in our Annual Report.

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
Except for updates to our accounting policies related to the adoption of ASC 606, there have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2018 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 11, 2018.

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
Interest Rate Risk
We had cash and cash equivalents of $185.5 million as of December 31, 2018, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $8.3 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $536.8 million as of December 31, 2018, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effective April 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (“ASC 606”). During the nine months ended December 31, 2018, we implemented internal controls to ensure that we have adequately evaluated our contracts and properly assessed the impact of ASC Topic 606 on our financial statements. We do not expect significant changes to our internal control over financial reporting due to the adoption of ASC 606.

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

We have a history of losses and we expect our revenue growth rate to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $24.1 million and $38.4 million in the nine months ended December 31, 2018 and 2017, respectively. At December 31, 2018, we had an accumulated deficit of $288.7 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
These investments may not result in increased revenue or growth of our business. We expect that our revenue growth rate will decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and to achieve and sustain profitability. If we fail to achieve and sustain profitability, our operating results and business would be harmed.
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
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the nine months ended December 31, 2018, sales and marketing expenses represented 54% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
If we are unable to continue to increase the sales of our solutions to large enterprises while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer. *
Our growth strategy is dependent, in large part, upon the continued increase of sales to large enterprises. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our applications and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our applications, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
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

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, and Splunk Inc.;

•	diversified technology companies such as International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.); and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc. and Google LLC.
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
With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in March 2017, Cisco Systems, Inc. completed its purchase of AppDynamics, Inc. and, in November 2018, Broadcom Inc. completed its acquisition of CA, Inc. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.

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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the nine months ended December 31, 2018, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

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
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls. *

Our products are subject to U.S. export controls, and we incorporate encryption technology into certain of our products. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenues. Compliance may also create delays in the introduction of our product releases in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export of our products to some countries altogether. If we fail to comply, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of export or import privileges. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.
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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2018, we had two issued patents, thirteen patent applications pending, two trademark registrations and two trademark applications for “New Relic” in the United States, as well as six issued patents, twelve patent applications pending, including five Patent Cooperation Treaty applications, and four trademark registrations and eighteen trademark applications for “New Relic” outside of the United States. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.*
We use open source software in our products and platform capabilities and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, additional licenses from third parties may be required or we may be forced to reengineer or discontinue our products and platform capabilities or incur additional costs. In addition, open source licensors generally do not provide warranties, support, indemnity, or assurance of title or controls on origin of the software which may lead to greater risks. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. While we have established processes to help alleviate these risks, we cannot assure that these measures will reduce or completely shield from these risks. Moreover, we cannot be certain that we have not incorporated open source software in our products and platform capabilities in a manner that is inconsistent with the terms of the applicable license or our policies and procedures.
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
The market for SaaS business software is less mature than the market for traditional on-premise software applications, and the adoption rate of SaaS business software may be slower among subscribers in industries with heightened data security interests or business practices requiring highly-customizable application software. Our success will depend to a substantial extent on the widespread adoption of SaaS business software in general, but we do not know to what extent the trend of adoption of SaaS solutions will continue in the future. In particular, many organizations have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to SaaS. It is difficult to predict customer adoption rates and demand for our products, the future growth rate and size of the SaaS business software market, or the entry of competitive applications. The expansion of the SaaS business software market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. If SaaS business software does not continue to achieve market acceptance, or there is a reduction in demand for SaaS business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it would result in decreased revenue and our business would be adversely affected.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of December 31, 2018, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:

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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through December 31, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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

NEW RELIC, INC.
Date:	February 7, 2019
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)