Form 10-K
period 2019-03-31
NEW RELIC, INC.
filed 2019-05-15
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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
(650) 777-7600
(Registrant’s telephone number, including area code)
__________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NEWR	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2018, based on the closing price of a share of the registrant’s common stock on September 28, 2018 as reported by the New York Stock Exchange on such date, was approximately $3.7 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of May 9, 2019, there were 58,115,719 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2019.

Unless the context requires otherwise, the words “New Relic,” “we,” “Company,” “us,” and “our” refer to New Relic, Inc. and our subsidiaries. “New Relic,” the New Relic logo, and other trademarks or service marks of New Relic that may appear in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies, and all such third-party trade names, trademarks and service marks are the property of their respective owners.

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

•	our growth strategy, including increasing usage within our installed base, addition of new customers, penetration of international markets, and expansion of our platform and capabilities;

•	the evolution of technologies affecting our products and markets;

•	our ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;

•	our ability to successfully penetrate enterprise markets;

•	our ability to successfully expand in our existing markets and into new markets, including international markets;

•	the attraction and retention of key personnel;

•	our ability to effectively manage our growth and future expenses;

•	our ability to maintain, protect, and enhance our intellectual property rights;

•	worldwide economic conditions and their impact on spending; and

•	our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.
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

PART I

Item 1. Business
Overview
New Relic is a strategic platform that companies use to monitor, manage, and operate their digital businesses. We provide software and DevOps teams with the tools they need to move faster, make better decisions, and create best-in-class digital experiences. From the beginning, our ambition has been to instrument more of the digital world than anyone else. We exist to continue that work along the expanse of the Internet, because our goal is to establish the standards by which all software and its impact can be measured and improved.
Digital initiatives have become critical to the success of global businesses across industries. Fundamental technology and business shifts are now enabling continuous improvements to these digital environments. First, organizations around the globe are adopting digital transformation strategies to meet the demands of an increasingly digitally savvy customer base. Second, companies are increasingly adopting cloud technologies, utilizing the cloud as a new foundational architecture to support their digital business. Both of these shifts have put tremendous pressure on internal technology teams to adapt to these new business demands. In response to this pressure, engineering teams are adopting new agile processes and software development operations, or DevOps, practices that enable them to move to the cloud faster and take advantage of modern infrastructure technologies like microservices and containers, in order to accelerate their pace of innovation and responsiveness to business demands.
New Relic is positioned at the center of these trends, which are changing the way companies build and deliver software. The New Relic Platform, our integrated, multi-tenant instrumentation and analytics platform, enables our customers to collect, store, and analyze vast quantities of data flowing through and about their software. Our end users, primarily developers and operations professionals, are generally tasked with creating and deploying software code, with the goal of driving revenue growth, increasing productivity, and enhancing brand value at their companies. Customers using the New Relic Platform are empowered to build and release software into production more quickly, all while maintaining or improving uptime and stability, to improve their competitive position in a global environment where software is a critical differentiator.
Our cloud architecture, software-as-a-service, or SaaS, business model and fully integrated software solution provide visibility into every layer of the modern software stack, from infrastructure to the end user experience, with an application-centric perspective. We believe that the application tier is the most strategic layer for delivering business value in modern software stacks, since the application is closest to the end-user. In addition, our cloud-based platform provides out-of-the-box curated experiences for our customers, enabling them to scale to meet the ever-changing needs of their business.
Our Growth Strategy
We employ a land, expand, and standardize go-to-market strategy, which combines grassroots user adoption with both customized low-touch and high-touch sales approaches. We often land in new accounts to support grassroots projects, and because our products are easy to download and use, users within larger organizations often grow our footprint within their companies, as they increase the number of applications monitored and expand their use of our products. This allows customers to develop into accounts with hundreds of users across multiple roles, each accessing a common set of data through the New Relic Platform to deliver real-time visibility into the operations of their digital business. Over time, we plan to drive efficient growth through the following efforts:
•expanding our installed base by increasing application coverage, cross-selling additional products, and benefiting from growth in organic usage;
•adding new enterprise and mid-market customers;
•further penetrating international markets; and
•expanding the platform with additional paid offerings and platform capabilities.
Our Solution
Software and DevOps teams rely on the breadth and depth of visibility provided by the New Relic Platform to collect, store, and analyze vast quantities of data flowing through and about their software. Our new user interface, New Relic One, is entity-centric and sits above the existing New Relic Platform. For teams with complex environments, New Relic One empowers them to find, visualize, and understand the entities and their dependencies to innovate faster, make better decisions, and create best-in-class digital experiences. Our most notable products within the New Relic Platform include:

•New Relic APM: Application performance monitoring, or APM, provides visibility into the performance and usage of server-based applications, such as data pertaining to response time, transaction throughput, error rates, top transactions, and user satisfaction.
•New Relic Mobile: Mobile application performance monitoring provides code-level visibility into the performance and health of mobile applications running on the iOS and Android mobile operating systems.
•New Relic Browser: Monitors the page view experiences of actual end-users for desktop and mobile browser-based applications and provides code-level diagnostics for JavaScript code running directly in the browser.
•New Relic Synthetics: Tests software through simulated usage to reproduce business-critical functionality that enables our users to test their software throughout the entire development life cycle. Users benefit from enhanced visibility, availability, and reliability of their software without depending on interactions from real users.
•New Relic Infrastructure: Provides a complete view of the health and configuration changes for an enterprise’s entire host ecosystem across all environments, from their own data centers to public cloud services to hybrid cloud deployments. Because New Relic Infrastructure is part of our integrated cloud-based instrumentation platform, every infrastructure component and service can be analyzed with performance and health metrics for the applications they support.
•New Relic Insights: Provides real-time big data analytics for technology and business users to perform real-time analysis in order to make faster, data-driven decisions about their organizations. It is an integrated platform feature included with paid subscriptions of our New Relic APM, New Relic Infrastructure, New Relic Browser, and New Relic Mobile products. Users can query their data in either a curated or ad hoc fashion.
The New Relic Platform uses a common infrastructure to enable customers to:
•Collect. We provide customers with our software code, called agents, to add to their applications and infrastructure. These agents enable developers and operations teams to easily deploy software code into their applications and related IT infrastructure, including physical and virtual servers, browsers, and mobile devices. We also provide a number of open data application performance interfaces, or APIs, and software development kits, or SDKs, for customers, partners, and third-party developers to extend our platform into their products, increasing their ability to capture more types of data within the New Relic Platform.
•Store. Data collected by our customers is stored in our highly secure and scalable cloud-based, big data database. Our database has been crafted so that our customers do not need to build or maintain their own big data solution for digital operations. We have optimized this database to store data as well as handle the analytics and queries that we believe are important to drive decision making.
•Analyze. We offer New Relic chart builder and dashboards to allow our customers to use connected data to build flexible, information-dense visuals easily. Data queries are accessible to team members with a range of experience through basic and advanced chart builder modes. This functionality makes it easier for customers to create flexible visuals that are tailored to their business from anywhere within the New Relic Platform, enabling them to get answers to their questions quickly without having to re-index or re-instrument their data.

The New Relic Platform also contains the following platform capabilities:
•New Relic Applied Intelligence includes features such as NRQL Baseline Alerting and New Relic APM Error Profiles, which work together to enable engineering and operations teams to intelligently spot abnormal behavior across billions of pieces of data, predict where problems may arise, and ultimately provide prescriptive recommendations for problems before they impact customers.
•New Relic Alerts provides a centralized notification system that delivers alerts from across the products that make up the New Relic Platform. It allows users to manage alert policies and alert conditions in order to receive early notification to identify potential performance issues and take action.
•New Relic’s extensible architecture provides customers, partners, and third-party developers with APIs and SDKs to build software integrations that extend our functionality and data into other application or IT environments. For example, while our focus is on supporting modern programming languages and frameworks with our agents, some customers and developers have built integrations to address custom or legacy on-premise applications and architectures. In addition, these integrations can also extend the functionality and data from other applications and sources into our databases.

Key Elements of Our Solution
•SaaS-Based Delivery Model. We designed our products based on cloud architecture and a SaaS delivery model. We are able to provide frequent updates to our software, enabling us to continuously improve it to reflect technology developments.

This approach delivers a wide range of technology and financial benefits over on-premise architectures, including potential faster time to market, accelerated return on investment, and lower total cost of ownership for our customers.
•Scalable, Flexible Cloud Architecture. Our customers can collectively analyze billions of data points every second. Because we built our technology with a multi-tenant cloud architecture, customers can leverage its scale to rapidly run queries and get answers, without having to build their own expensive infrastructure.
•Application-centric View. Our focus on APM places us at what we believe to be the most complex and strategic layer of the digital stack. Our customers are rapidly adopting modern technologies at the infrastructure layer in service of running their application code and we provide them with visibility from the mobile application or browser through the application running in the cloud and down to the underlying infrastructure. Our other products work in concert with our APM product to provide a valuable holistic view of our customers’ environments.
•Mobile Enabled. We provide a native mobile version of our products with nearly all functionality accessible and usable through mobile devices.
•Big Data Database and Analytics. Our proprietary, cloud-based database leverages modern big data technologies, which enable our users to collect, store, and analyze, as of March 31, 2019, approximately three trillion data points each day. Our schema-less database structure allows customers to easily build dashboards or make ad-hoc queries to deliver real-time insights.
•Easy and Intuitive. We design our products to be simple, intuitive, and user-friendly. Users are able to learn, deploy, and can begin using our products often within a few minutes. This is important for developers and operations teams who do not need to do extra coding or configuration to use our products. It is also important for business and technical users who can leverage our products to augment their existing knowledge of applications and infrastructure.
•Integrated Suite. Our products and platform capabilities share a common design and user interface and access the same cloud-based database structure. Users can move seamlessly among different analytic categories and use cases for their data. Users are able to easily add products to extend their ability to obtain insights from their same or new portions of their data.
Employees
As of March 31, 2019, we had 1,774 employees, including temporary employees. We also engage consultants. We consider our relations with our employees to be good.
Operations
We host our applications and serve all our customers from data centers located in the Chicago, Illinois area and, to a lesser extent, through our European Region in Germany and a combination of cloud hosting providers. We utilize third parties to manage the infrastructure at our data centers. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
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
The majority of our research and development team is based in our Portland, Oregon office, but also has a significant presence in our offices in San Francisco, California and Barcelona, Spain. To foster rapid innovation, our team is further apportioned into smaller, agile development teams.
As of March 31, 2019, we had 472 employees in our research and development organization.

Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2019, we had 855 employees in our sales and marketing organization.
Sales
We sell our products to businesses of all sizes largely through our direct sales organization, with our primary focus on large enterprise companies. Our direct sales organization is organized by geography and size of customer and is focused on growing accounts and usage so as to provide our customers with a broader set of our product solutions.
Our sales organization has seIparate teams focused on mid-market organizations and large enterprises. Our specific sales strategy is based on the size of account and the target user at an organization (e.g., software developers, business or product managers, or IT managers).
Marketing
Our marketing strategy targets software developers, operations professionals, IT leaders, and technology executives across many industries and regions. Additionally, our events, demand generation, customer programs, corporate communications, and product marketing teams focus on building brand, engagement, and demand with our target markets. We utilize both online and offline marketing initiatives, including search engine and email marketing, online banner and video advertising, blogs, corporate communications, whitepapers, case studies, user events, sponsorships, and webinars. We believe an effective method to market our suite of products is for users to actively use and explore its capabilities. We encourage free trials of one or more of our products in order to successfully convert those accounts to paid subscriptions.
Seasonality
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
Customer Support
Our products and platform capabilities are designed to minimize the need for customer support, as users can easily download, install, and deploy our software agents without needing support. However, as we increase our customer account base with larger enterprises, these customers typically expect and require more support and accountability. We offer a range of customer support options with multiple levels of support. These include free community support, email support, and phone support, up to our enterprise customer support organization that provides dedicated customer success representatives, onsite support, with global capabilities and is available at all hours of the day. Through our training platform, we offer courses to help our customers quickly learn how to effectively use our products as well as implement best practices. Courses are available online, in-person at events, and, as requested by certain customers, on-site. Our training sessions are typically targeted at specific levels of employee seniority and product experience, such as agent essentials or administrator expert, to more effectively tailor training to intended audiences.
Partnerships and Strategic Relationships
We have built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. We also have developed relationships with several cloud providers including Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Cloud, Pivotal Cloud Foundry, and others where we collaborate to ensure our products and platform capabilities work well on applications running on their clouds. These providers offer access to our products and platform capabilities through links on their websites, refer developers and other potential users to us, and expand our marketing reach. Additionally, a growing number of system integrators, consultants, and value-added resellers are using the New Relic Platform to help their customers make the resourcing and prioritization decisions necessary for successful cloud migrations and transformation projects.
Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the applications and the programing languages used to develop applications, devices, operating systems, and technology landscape result in evolving customer requirements.

Our competitors fall into four primary categories:

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, SignalFX, Inc., and Splunk Inc.;

•	diversified technology companies such as International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.); and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc., and Google LLC.

The principal competitive factors in our market include:

•	product and platform features, architecture, reliability, security, performance, effectiveness, and supported environments;

•	product extensibility and ability to integrate with other technology infrastructures;

•	digital operations expertise;

•	ease of use of products and platform capabilities;

•	total cost of ownership;

•	adherence to industry standards and certifications;

•	strength of sales and marketing efforts;

•	brand awareness and reputation; and

•	focus on customer success.
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
In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2019, in the United States, we had two issued patents, fifteen patent applications pending, six trademark registrations, and two trademark applications. Concurrently, outside of the United States, we had six issued patents, two completed Patent Cooperation Treaty applications, twelve patent applications pending, including five Patent Cooperation Treaty applications, five trademark registrations, and seventeen trademark applications.
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

Corporate Information
We were formed in Delaware in September 2007 as New Relic Software, LLC. We converted from a Delaware limited liability company to a Delaware corporation and changed our name to New Relic, Inc. in February 2008. Our principal executive offices are located at 188 Spear Street, Suite 1200, San Francisco, California 94105, and our telephone number is (650) 777-7600. Our website is located at www.newrelic.com, and our investor relations website is located at http://ir.newrelic.com/. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and references to our website address in this Annual Report on Form 10-K are intended to be inactive textual references only. We completed our initial public offering in December 2014 and our common stock is listed on the New York Stock Exchange under the symbol “NEWR.”

Available Information
Copies of our Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. New Relic has used, and intends to continue to use, our investor relations website, as well as our Twitter account (@newrelic), as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the subheading “Corporate Governance.” The contents of our website or our Twitter account are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website address are intended to be inactive textual references only.

Item 1A. Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and accompanying notes.
We have a history of losses and we expect our revenue growth rate to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $40.9 million, $45.3 million, and $61.1 million in the fiscal years ended March 31, 2019, 2018, and 2017, respectively. At March 31, 2019, we had an accumulated deficit of $305.6 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
Our future success depends in part on our ability to sell more subscriptions and additional products to our current customers. If our customers do not purchase additional subscriptions and products from us, our revenue may decline, and our operating results may be harmed.
In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. Many of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period. Subscription periods are most often one year in length, and in recent fiscal years we have secured an increased percentage of longer-duration commitments as we have sold more to larger organizations. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions have the right to cancel their agreements prior to the termination of the subscription term.
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
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the fiscal year ended March 31, 2019, sales and marketing expenses represented 54% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach, including Alabama, the last state to enact a data breach notification law, which went into effect in June 2018. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Further, California recently enacted the California Consumer Privacy Act (“CCPA”), which is expected to take effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar privacy legislation has been proposed in a number of states.
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
The market for application and infrastructure performance monitoring is rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our competitors fall into four primary categories:

•	performance monitoring providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.), Datadog, Inc., Dynatrace LLC, SignalFX, Inc. and Splunk Inc.;

•	diversified technology companies such as International Business Machines Corporation, Microsoft Corporation, and Oracle Corporation;

•	large enterprise software and service companies such as BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.); and

•	companies offering analytics products competing with our New Relic Insights product, including Amazon Web Services, Inc. and Google LLC.
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
With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in March 2017, Cisco Systems, Inc. completed its purchase of AppDynamics, Inc. and, in November 2018, Broadcom Inc. completed its acquisition of CA, Inc. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced, and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We depend and rely on SaaS technologies and related services from third parties in order to operate critical functions of our business and interruptions or performance problems with these technologies or services may adversely affect our business and operating results.
We depend and rely on software-as-a-service, or SaaS, technologies and related services from third parties in order to operate critical functions of our business, including billing and order management, financial accounting services, and customer relationship management services. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, or cyber-attacks, because they are no longer available on commercially reasonable terms or prices, or due to other unforeseen circumstances, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for and ability to manage sales of our products, recognize revenue, and support our customers could be impaired, all of which could adversely affect our business and operating results.
Defects or disruptions in our products and platform capabilities could diminish demand, harm our financial results, and subject us to liability.
Our customers use our products and platform capabilities for important aspects of their businesses, and any errors, defects, or disruptions to our products and platform capabilities or other performance problems with our products and platform capabilities could hurt our brand and reputation and may damage our customers’ businesses. We provide regular product updates, which may contain undetected errors when first introduced or released. In the past, we have discovered software errors, failures, vulnerabilities, and bugs in our products and platform capabilities after they have been released and new errors in our existing products and platform capabilities may be detected in the future. Real or perceived errors, failures, or bugs in our products and platform capabilities could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for the losses that may result from claims arising from defects or disruptions in our products and platform capabilities. As a result, we could lose future sales and our reputation, and our brand could be harmed.
Our ongoing and planned investments in data center hosting facilities are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and will continue to make substantial investments in new equipment to support growth at our Chicago area data center hosting facilities and the expansion of our European Region in Germany (which launched in October 2018), provide enhanced levels of products and platform capabilities to our customers, and potentially reduce future costs of subscription revenue. In addition, we may need to add additional data centers or similar resources to support our growth or as a result of regulatory requirements that may be applicable to us. We have also invested in a combination of cloud hosting providers to serve our customers for certain portions of our service. Ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
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
During the fiscal year ended March 31, 2019, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	unexpected changes in regulatory requirements, taxes, or trade laws;

•	economic and political uncertainty around the world, including uncertainty regarding U.S foreign and domestic policies;

•	regional data security and privacy laws and regulations and the unauthorized use of, or access to, commercial and personal information;

•	differing labor regulations where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

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
We may incur significant costs due to claims for alleged infringement of proprietary rights.
There is considerable patent, copyright, trademark, trade secret, and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others and how we prepare for and handle claims of infringement. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, we are currently party to a suit brought against us by CA, Inc. that alleges, among other things, that we have infringed on certain patents held by CA, Inc. For more information about these proceedings, see Part I, Item 3 “Legal Proceedings.” In the future, we may receive claims that our products, platform capabilities, and underlying technology infringe or violate the claimant’s intellectual property rights. In addition, agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them in the event of claims of infringement of certain proprietary rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and platform capabilities, or require that we comply with other unfavorable terms.
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
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2019, in the United States, we had two issued patents, fifteen patent applications pending, six trademark registrations, and two trademark applications. Concurrently, outside of the United States, we had six issued patents, two completed Patent Cooperation Treaty applications, twelve patent applications pending, including five Patent Cooperation Treaty applications, five trademark registrations, and seventeen trademark applications. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
If third parties, such as customers, partners and third-party software developers fail to maintain interoperability, availability, or privacy compliance controls in the integrations that they provide, our services that rely upon such integrations may have less value to customers, become less marketable, or less competitive, and our brand and financial performance could be harmed.
We provide software that enables customers, partners and third-party software developers to build integrations with our products and extend the functionality of our platform capabilities. This presents certain risks to our business, including:

•
customers, partners and third-party developers may not continue developing or supporting the integrations that they provide or they may favor a competitor’s or their own competitive offerings over ours;

•
we cannot provide any assurance that these integrations meet the same quality standards that we apply to our own development efforts, and, to the extent they contain bugs, defects, or security risks, they may create disruptions in our customers’ use of our software or negatively affect our brand;

•
we do not currently provide support for integrations developed by customers, partners and third-party software developers, and users may be left without support and potentially cease using our products if the developers do not provide support for their integrations; and

•
these customers, partners and third-party software developers may not possess the appropriate intellectual property rights to develop and share their integrations or the legal basis and privacy and security compliance measures to process or control personal data that flows through our systems.

While many of these risks are not within our control to prevent, our brand and financial performance could be harmed if these integrations do not perform to our customers’ satisfaction and if that dissatisfaction is attributed to us.
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
As of March 31, 2019, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023, or the Notes. Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.

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
Further, holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes, or the indenture) before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes being surrendered or pay cash with respect to Notes being converted.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
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
Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes and the potential dilution is not reduced or offset by the capped call transactions we entered into. The Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, pursuant to the new revenue recognition rules under Accounting Standard Update 2014-09, Revenue from Contracts with Customers: Topic 606, or ASC 606, effective for us as of April 1, 2018, rather than recording commissions as sales and marketing expenses as incurred, we capitalize incremental commissions related to initial contracts over the expected period of benefit, which we have determined to be three years. As a result of adopting ASC 606, we recorded a net reduction to the opening balance of accumulated deficit of $40.8 million as of April 1, 2018, primarily related to the deferral of incremental commission costs of obtaining subscription contracts. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of any new standard that may be adopted may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of our fiscal year ended March 31, 2019, we had U.S. federal and state net operating losses of approximately $518.0 million and $270.0 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028 and 2022, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted in the past by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the decision by voters in the United Kingdom to leave the EU has resulted in significant and wide-ranging economic effects across multiple markets. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, undermine bilateral cooperation in key policy areas, significantly disrupt trade between the United Kingdom and the EU, and lead to a period of considerable uncertainty in relation to global financial and banking markets. In addition, a withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European Economic Area overall could be diminished or eliminated. As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our common stock. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through March 31, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 73,000 square feet of space under a lease that expires in July 2027. In addition to our San Francisco headquarters, we lease space in Portland, Oregon as our primary research and development office under a lease that expires in March 2026.
We do not own any real property and we lease or otherwise rent all of our facilities. We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings
On November 5, 2012, CA, Inc. filed an action against us in the U.S. District Court for the Eastern District of New York alleging that we willfully infringe certain of its U.S. patents. CA, Inc. asserts that a portion of our application performance management software—the .NET and Java agents—infringes certain claims of those patents. Among other things, CA, Inc. has sought permanent injunctive relief against us and damages in an amount to be determined at trial. Specifically, CA, Inc. alleges in the complaint that we willfully infringe certain CA, Inc. United States Patents, including U.S. Patent Nos. 7,225,361 B2, or the ’361 patent, 7,512,935 B1, or the ’935 patent, and 7,797,580 B2, or the ’580 patent. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. On April 8, 2015, the court granted CA, Inc.’s partial summary judgment motion seeking to estop New Relic from contesting the validity of the ’361 and ’580 patents. On September 28, 2015, the court granted New Relic’s partial summary judgment motion as to non-infringement of the ’935 patent by the Java and .NET agents, and denied summary judgment as to invalidity of the ’935 patent. Following the court’s summary judgment rulings, the only remaining claims for infringement in this litigation are CA, Inc.’s assertions that the Java agent infringes asserted claims of the ’361 and ’580 patents. A trial date has been set for November 4, 2019.
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
Holders of Record
As of May 9, 2019, there were 67 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
On January 25, 2019, we issued 296,701 shares of our common stock to 28 accredited investors as part of the consideration for our acquisition of SignifAI, Inc. The shares of common stock were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.
Proceeds from Registered Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of New Relic, Inc. under the Securities Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 12, 2014, the date our common stock began trading on the NYSE, and its relative performance is tracked through March 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

$290
$270
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
Base Period
3/15
9/15
3/16
9/16
3/17
9/17
3/18
9/18
3/19
NEWR
S&P 500
S&P 1500 IT

	Base Period 12/12/14	3/31/15	9/30/15	3/31/16	9/30/16	3/31/17	9/30/17	3/31/18	9/30/18	3/31/19
New Relic, Inc.	$100.00	$102.09	$112.12	$76.73	$112.74	$109.06	$146.51	$218.06	$277.23	$290.38
S&P 500	$100.00	$103.27	$95.89	$102.87	$108.29	$118.00	$125.82	$131.89	$145.53	$141.56
S&P Composite 1500 Information Technology	$100.00	$103.12	$98.19	$108.77	$118.74	$134.40	$150.62	$168.30	$194.06	$190.77
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended March 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of March 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2017 and 2016 and the consolidated balance sheet data as of March 31, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. On April 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers regarding Accounting Standards Codification Topic 606 (“ASC 606”), using the modified retrospective method. Results as of and for the fiscal year ended March 31, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the period presented, ASC 605, Revenue Recognition.

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$479,225	$355,058	$263,479	$181,309	$110,391
Cost of revenue (1)	77,399	62,725	49,990	37,183	21,802
Gross profit	401,826	292,333	213,489	144,126	88,589
Operating expenses:
Research and development (1)	104,859	74,332	61,054	46,394	24,024
Sales and marketing (1)	257,066	207,021	168,163	129,677	89,162
General and administrative (1)	73,007	57,788	45,615	35,693	25,319
Total operating expenses	434,932	339,141	274,832	211,764	138,505
Loss from operations	(33,106)	(46,808)	(61,343)	(67,638)	(49,916)
Other income (expense):
Interest income	13,103	2,190	1,189	647	176
Interest expense	(19,679)	(86)	(87)	(68)	(104)
Other income (expense), net	(1,377)	343	(572)	(126)	(390)
Loss before income taxes	(41,059)	(44,361)	(60,813)	(67,185)	(50,234)
Income tax provision (benefit)	697	959	264	302	(85)
Net loss	$(41,756)	$(45,320)	$(61,077)	$(67,487)	$(50,149)
Net loss attributable to redeemable non-controlling interest	863	—	—	—	—
Net loss attributable to New Relic	$(40,893)	$(45,320)	$(61,077)	$(67,487)	$(50,149)
Net loss attributable to New Relic per share, basic and diluted (2)	$(0.72)	$(0.83)	$(1.18)	$(1.39)	$(1.98)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	56,884	54,814	51,715	48,410	25,290

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$3,487	$2,440	$1,847	$1,238	$591
Research and development	17,634	12,176	9,975	6,659	2,055
Sales and marketing	23,253	16,925	13,042	9,258	5,108
General and administrative	11,824	9,057	7,082	6,113	3,912
Total stock-based compensation expense	$56,198	$40,598	$31,946	$23,268	$11,666

(2)	See notes 1 and 13 of the notes to our consolidated financial statements for a description of how we compute net loss attributable to New Relic per share, basic and diluted.

	As of March 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$234,356	$132,479	$88,305	$65,914	$105,257
Short-term investments	510,372	115,441	118,101	125,414	95,503
Working capital	598,974	144,348	121,274	136,748	174,807
Total assets	1,090,227	443,326	352,269	294,444	264,711
Deferred revenue	271,597	190,282	126,404	74,723	29,309
Total liabilities	737,864	228,222	165,425	101,211	49,841
Total stockholders’ equity	349,630	215,104	186,844	193,233	214,870

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
Overview
New Relic is a strategic platform that companies use to monitor, manage, and operate their digital businesses. Our mission is to instrument, measure, and improve the Internet to help our customers create more perfect software, experiences, and businesses. Our platform and suite of products enables users to collect, store, and analyze massive amounts of data in real time.
We offer our customers a fully integrated software solution that provides visibility into every layer of the modern software stack, from infrastructure to the end-user experience, with an application-centric perspective. We believe that the application tier is the most strategic layer for delivering business value in modern software stacks, since the application is closest to the end-user. In addition, our cloud-based platform provides out-of-the-box curated experiences for our customers, enabling them to scale to meet the ever-changing needs of their business.
Our most notable products include New Relic APM, New Relic Mobile, New Relic Browser, New Relic Synthetics, New Relic Infrastructure, and New Relic Insights.
We employ a land, expand, and standardize go-to-market strategy, which combines grassroots user adoption with both customized low-touch and high-touch sales approaches. We often land in new accounts to support grassroots projects, and because our products are easy to download and use, users within larger organizations often grow our footprint within their companies, as they increase the number of applications monitored and expand their use of our products. This allows customers to develop into accounts with hundreds of users across multiple roles, each accessing a common set of data through the New Relic Platform to deliver real-time visibility into the operations of their digital business.
We have grown rapidly in recent periods, with revenue for the fiscal years ended March 31, 2019 and 2018 of $479.2 million and $355.1 million, respectively, representing 35% growth from 2018 to 2019. We expect that the rate of growth in our revenue will continue to decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $40.9 million and $45.3 million for the fiscal years ended March 31, 2019 and 2018, respectively. Our accumulated deficit as of March 31, 2019 was $305.6 million.
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 8%, and 5%, respectively, of our revenue for the fiscal year ended March 31, 2019, and 18%, 7%, and 6%, respectively, of our revenue for the fiscal year ended March 31, 2018. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,774 employees as of March 31, 2019 from 1,284 as of March 31, 2018 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.

Factors Affecting Our Performance
Market Adoption of Our Products. We continue to define a new category of enterprise software that is designed to make every aspect of modern software and infrastructure observable. Our success is dependent on the market adoption of this emerging category of software, which may not yet be well understood by the market. For the foreseeable future, we expect that our revenue growth will be primarily driven by the pace of adoption and penetration of our products and we will incur significant expenses associated with educating the market about the benefits of our products.
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
Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts with Annual Recurring Revenue over $100,000 and Number of Paid Business Accounts. We believe that our number of paid business accounts with annual recurring revenue over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 858 paid business accounts with annual recurring revenue over $100,000 as of March 31, 2019, which was a 22% increase compared to 703 as of March 31, 2018. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. This growth rate has decreased in recent periods and we expect the growth rate at which we add paid business accounts with annual recurring revenue over $100,000 to continue to decrease over time as a result of deeper penetration into the enterprise market.

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Paid Business Accounts > $100,000	858	816	786	748
Further, as our primary focus has shifted to larger mid-market and enterprise customers, the total number of paid business accounts as of March 31, 2019 decreased in comparison to March 31, 2018. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We had over 16,900 paid business accounts as of March 31, 2019, compared to over 17,000 as of March 31, 2018.
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
Our percentage of annualized recurring revenue from enterprise paid business accounts was 61% as of March 31, 2019, compared to 54% as of March 31, 2018. During the fiscal quarter ended March 31, 2019, we conducted our periodic review of the categorization of our existing paid business accounts, and the impact of these reclassifications is reflected in the period-over-period increase. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to continue to increase over time.

	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Percentage of Annualized Recurring Revenue from Enterprise Paid Business Accounts	61%	56%	56%	55%
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
Our annualized revenue per average paid business account for the quarter ended March 31, 2019 grew to over $31,000, which was an increase of 34.8% compared to over $23,000 for the quarter ended March 31, 2018. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced an increase in the rate of growth of our annualized revenue per average paid business account year-over-year but we expect this rate to decrease over time as our business scales and we introduce alternative pricing options for our products.
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
The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain larger subscription customers either significantly upgrade or significantly downgrade their subscriptions and by increased sales to existing customers in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of customers from larger enterprises versus small to medium-sized organizations will tend to increase our quarterly net expansion rate, while a relative increase in the number of customers from small to medium-sized organizations versus larger enterprises will tend to decrease the quarterly net expansion rate, as smaller businesses tend to cancel subscriptions more frequently than larger enterprises. This rate is also impacted by factors including, but not limited to, new product introductions, promotional activity, mix of customer size, and the variable timing of renewals.
Our annualized dollar-based net expansion rate declined to 130.9% for the three-month period ended March 31, 2019 from 141.2% for the three month period ended March 31, 2018. Although we drove larger upsell activity in absolute dollars during the fiscal quarter, we saw a lower amount of upsell activity relative to our total installed base than the comparable period in the prior year, which had a moderating effect on our annualized dollar-based net expansion rate.

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Annualized Dollar-Based Net Expansion Rate	130.9%	122.1%	123.7%	118.4%

Key Components of Results of Operations
Revenue
We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time had been relatively low. In recent periods we have secured an increased percentage of longer-duration commitments, largely because we have sold more to larger organizations. Because we generally invoice many of these larger organizations less frequently, our deferred revenue has increased over time, and we expect it to continue to increase on a year-over-year basis.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. Commissions are considered incremental and recoverable costs of acquiring customer contracts. Under Accounting Standards Update 2014-09, Revenue from Contracts with Customers regarding Accounting Standards Codification Topic 606, or ASC 606 these costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. Sales and marketing expenses also include the costs of our marketing and brand awareness programs.

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

Results of Operations For Fiscal Years Ended March 31, 2019 and 2018

The following tables summarize our consolidated statements of operations data for the fiscal years ended March 31, 2019 and March 31, 2018 and as a percentage of our revenue for those periods. For a discussion of our consolidated statement of operations data for the fiscal year ended March 31, 2017 and as a percentage of revenue for that period, see “Results of Operations for Fiscal Years Ended March 31, 2018, 2017, and 2016” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 11, 2018. The period to period comparison of results is not necessarily indicative of results for future periods. On April 1, 2018, we adopted ASC 606 using the modified retrospective method. Results as of and for the fiscal year ended March 31, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the period presented, ASC 605, Revenue Recognition.

	Year Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$479,225	$355,058
Cost of revenue (1)	77,399	62,725
Gross profit	401,826	292,333
Operating expenses:
Research and development (1)	104,859	74,332
Sales and marketing (1)	257,066	207,021
General and administrative (1)	73,007	57,788
Total operating expenses	434,932	339,141
Loss from operations	(33,106)	(46,808)
Other income (expense):
Interest income	13,103	2,190
Interest expense	(19,679)	(86)
Other income (expense), net	(1,377)	343
Loss before income taxes	(41,059)	(44,361)
Income tax provision	697	959
Net loss	$(41,756)	$(45,320)
Net loss attributable to redeemable non-controlling interest	$863	$—
Net loss attributable to New Relic	$(40,893)	$(45,320)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$3,487	$2,440
Research and development	17,634	12,176
Sales and marketing	23,253	16,925
General and administrative	11,824	9,057
Total stock-based compensation expense	$56,198	$40,598

	Year Ended March 31,
	2019	2018
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	16	18
Gross profit	84	82
Operating expenses:
Research and development (1)	22	21
Sales and marketing (1)	54	58
General and administrative (1)	15	17
Total operating expenses	91	96
Loss from operations	(7)	(14)
Other income (expense):
Interest income	3	1
Interest expense	(4)	—
Other income (expense), net	—	—
Loss before income taxes	(8)	(13)
Income tax provision	—	—
Net loss	(8%)	(13%)
Net loss attributable to redeemable non-controlling interest	—	—
Net loss attributable to New Relic	(8%)	(13%)

(1)	Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2019	2018
	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	4	3
Sales and marketing	5	5
General and administrative	2	2
Total stock-based compensation expense	12%	11%
Revenue

	Year Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
United States	$327,341	$242,898	$84,443	35%
EMEA	87,596	65,540	22,056	34%
APAC	38,466	26,554	11,912	45%
Other	25,822	20,066	5,756	29%
Total revenue	$479,225	$355,058	$124,167	35%
Revenue increased $124.2 million, or 35%, in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018. The increase was primarily due to an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $22.1 million, or 34%, in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018, and our revenue from APAC increased $11.9 million, or 45%, in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018, as a result of an increase in the number of paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.

Cost of Revenue

	Year Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$77,399	$62,725	$14,674	23%
Cost of revenue increased $14.7 million, or 23%, in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018. The increase was primarily a result of an increase in personnel-related costs, allocated costs, facilities, and hosting-related costs necessary to support our growth, as well as an increase in payment processing costs due to the increase in revenue. Personnel-related costs increased by $6.7 million, driven by higher headcount, and hosting-related costs and payment processing fees increased by $4.9 million, primarily due to increased operating costs to support revenue growth. Depreciation expense and amortization expense increased by $1.9 million, facilities expenses increased by $0.9 million, and miscellaneous expenses increased by $0.3 million.
Research and Development

	Year Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$104,859	$74,332	$30,527	41%
Research and development expenses increased $30.5 million, or 41%, in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018. The increase was primarily a result of an increase in personnel-related costs of $26.6 million driven by an increase in headcount and an increase of $1.1 million in software subscription expenses. Allocated costs, including facilities and depreciation, increased by $1.5 million, travel expenses increased by $0.9 million, and miscellaneous expenses increased by $0.4 million.

Sales and Marketing

	Year Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$257,066	$207,021	$50,045	24%
Sales and marketing expenses increased $50.0 million, or 24%, in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018. The increase was primarily a result of an increase of personnel-related costs of $49.8 million, driven by higher headcount and an increase of sales commissions due to revenue growth. The remaining increase was due to travel expenses of $5.2 million, allocated costs, including facilities and depreciation of $4.9 million, $0.7 million increase in marketing programs, $0.3 million increase in software subscription expenses, and increase in miscellaneous expenses of $0.4 million. The overall increase was partially offset by an $11.3 million decrease in commission expense due to the adoption of ASC 606.
General and Administrative

	Year Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$73,007	$57,788	$15,219	26%
General and administrative expenses increased $15.2 million, or 26%, in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018. The increase was primarily a result of an increase in personnel-related costs of $13.3 million, driven by an increase in headcount, a $1.5 million increase in software subscription expenses, and a $0.4 million increase in travel expenses.

Other Income

	Year Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income	$(7,953)	$2,447	$(10,400)	(425)%
Other income decreased by $10.4 million, or 425%, in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018. The decrease was primarily due to a $19.6 million increase in interest expense related to our 0.5% convertible senior notes due 2023, or the Notes, and a $1.7 million increase in other expense, partially offset by a $10.9 million increase in interest income earned on higher cash and short-term investment balances.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight fiscal quarters in the period ended March 31, 2019, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full fiscal year or any future period.

	Three Months Ended
	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
	(in thousands, except per share data)
Revenue	$132,097	$124,011	$114,896	$108,221	$98,448	$91,827	$84,685	$80,098
Cost of revenue (1)	21,696	20,206	18,447	17,050	16,383	15,671	15,694	14,977
Gross profit	110,401	103,805	96,449	91,171	82,065	76,156	68,991	65,121
Operating expenses:
Research and development (1)	32,112	26,182	23,962	22,603	19,646	18,154	18,266	18,266
Sales and marketing (1)	71,975	66,461	61,142	57,488	55,006	51,393	51,261	49,361
General and administrative (1)	21,714	19,702	16,880	14,711	14,945	14,596	14,305	13,942
Total operating expenses	125,801	112,345	101,984	94,802	89,597	84,143	83,832	81,569
Loss from operations	(15,400)	(8,540)	(5,535)	(3,631)	(7,532)	(7,987)	(14,841)	(16,448)
Other income (expense):
Interest income	4,077	3,922	3,259	1,845	687	534	512	457
Interest expense	(5,747)	(5,669)	(5,597)	(2,666)	(22)	(21)	(21)	(22)
Other income (expense), net	(92)	(8)	(435)	(842)	226	(45)	(152)	314
Loss before income taxes	(17,162)	(10,295)	(8,308)	(5,294)	(6,641)	(7,519)	(14,502)	(15,699)
Income tax provision (benefit)	257	(106)	225	321	325	210	189	235
Net loss	$(17,419)	$(10,189)	$(8,533)	$(5,615)	$(6,966)	$(7,729)	$(14,691)	$(15,934)
Net loss attributable to redeemable non-controlling interest	$580	$86	$197	$—	$—	$—	$—	$—
Net loss attributable to New Relic	(16,839)	$(10,103)	$(8,336)	$(5,615)	$(6,966)	$(7,729)	$(14,691)	$(15,934)
Net loss per share attributable to New Relic, basic and diluted (2)	$(0.30)	$(0.18)	$(0.15)	$(0.10)	$(0.13)	$(0.14)	$(0.27)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	56,917	57,096	56,706	56,183	55,669	55,196	54,699	53,697

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
	(in thousands)
Cost of revenue	$966	$934	$895	$693	$724	$587	$603	$526
Research and development	6,191	4,322	3,858	3,263	3,076	2,959	3,305	2,836
Sales and marketing	6,213	6,222	6,028	4,790	4,811	3,933	3,875	4,306
General and administrative	3,205	3,286	3,052	2,281	2,209	2,454	2,439	1,955
Total stock-based compensation expense	$16,575	$14,764	$13,833	$11,027	$10,820	$9,933	$10,222	$9,623

(2)	See notes 1 and 13 of the notes to our consolidated financial statements for a description of how we compute net loss attributable to New Relic per share, basic and diluted.

	Three Months Ended
	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)	16	16	16	16	17	17	19	19
Gross profit	84	84	84	84	83	83	81	81
Operating expenses:
Research and development (1)	24	21	21	21	20	20	22	23
Sales and marketing (1)	54	54	53	53	56	56	61	62
General and administrative (1)	16	16	15	14	15	16	16	17
Total operating expenses	94	91	89	88	91	92	99	102
Operating loss	(10)	(7)	(5)	(4)	(8)	(9)	(18)	(21)
Other income (expense):
Interest income	3	3	3	2	1	1	1	1
Interest expense	(4)	(5)	(5)	(2)	—	—	—	—
Other income (expense), net	—	—	—	(1)	—	—	—	—
Loss before income taxes	(11)	(9)	(7)	(5)	(7)	(8)	(17)	(20)
Income tax provision (benefit)	—	—	—	—	—	—	—	—
Net loss	(11%)	(9%)	(7%)	(5%)	(7%)	(8%)	(17%)	(20%)
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—
Net loss attributable to New Relic	(11%)	(9%)	(7%)	(5%)	(7%)	(8%)	(17%)	(20%)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%	1%	1%	1%	1%
Research and development	5	3	3	3	3	3	4	4
Sales and marketing	5	5	5	4	5	4	4	5
General and administrative	2	3	3	2	2	3	3	2
Total stock-based compensation expense	13%	12%	12%	10%	11%	11%	12%	12%
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

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, as applicable , and (5) amortization of debt discount and issuance costs, and in certain periods (6) the transaction costs related to acquisitions and (7) lawsuit litigation expense. We use non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations and a reconciliation of GAAP net loss to non-GAAP net income (loss) attributable to New Relic.
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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three months and fiscal year ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,		Year Ended March 31,
	2019	2018	2019	2018
GAAP loss from operations	$(15,400)	$(7,532)	$(33,106)	$(46,808)
Plus: Stock-based compensation expense	16,575	10,820	56,198	40,598
Plus: Amortization of purchased intangibles	440	197	1,273	1,187
Plus: Transaction costs related to acquisition	461	—	1,267	—
Plus: Amortization of stock-based compensation capitalized in software development costs	182	225	736	927
Plus: Lawsuit litigation expense	76	—	76	—
Plus: Employer payroll tax on employee equity incentive plans	1,505	1,085	3,557	2,642
Non-GAAP income (loss) from operations	$3,839	$4,795	$30,001	$(1,454)

	Three Months Ended March 31,		Year Ended March 31,
	2019	2018	2019	2018
GAAP net loss attributable to New Relic	$(16,839)	$(6,966)	$(40,893)	$(45,320)
Plus: Stock-based compensation expense	16,575	10,820	56,198	40,598
Plus: Amortization of purchased intangibles	440	197	1,273	1,187
Plus: Transaction costs related to acquisition	461	—	1,267	—
Plus: Amortization of stock-based compensation capitalized in software development costs	182	225	736	927
Plus: Lawsuit litigation expense	76	—	76	—
Plus: Employer payroll tax on employee equity incentive plans	1,505	1,085	3,557	2,642
Plus: Amortization of debt discount and issuance costs	5,093	—	17,404	—
Non-GAAP net income attributable to New Relic	$7,493	$5,361	$39,618	$34
Non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” Although overall expenses were higher than the same periods presented in the prior fiscal year, expenses as a percentage of revenue decreased significantly. As a result, we generated non-GAAP income from operations and non-GAAP net income attributable to New Relic for the three months and year ended March 31, 2019. We anticipate we will continue to generate non-GAAP income from operations and non-GAAP net income attributable to New Relic in future periods.

Liquidity and Capital Resources

	Year Ended March 31,
	2019	2018	2017
	(in thousands)
Cash provided by operating activities	$115,517	$35,650	$18,928
Cash used in investing activities	(470,668)	(23,745)	(18,520)
Cash provided by financing activities	457,631	32,356	21,983
Net increase in cash, cash equivalents and restricted cash	$102,480	$44,261	$22,391
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
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, the timing and extent of spending to support our growth strategy, and the continued market acceptance of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. We may need to raise additional funds from equity or debt securities in order to meet those capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the fiscal year ended March 31, 2019, cash provided by operating activities was $115.5 million as a result of a net loss of $40.9 million, adjusted by non-cash charges of $125.7 million and a change of $31.5 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $81.6 million increase in deferred revenue as a result of increased sales of subscriptions and a $11.5 million increase in accrued compensation and benefits and other liabilities due to increased headcount. This was partially offset by a $38.7 million increase in deferred contract acquisition costs due to increased sales, a $22.6 million increase in accounts receivable due to increased sales, a $1.8 million increase in prepaid expenses and other assets, a $0.2 million decrease in accounts payable, and a $1.2 million decrease in deferred rent.
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
Investing Activities
Cash used in investing activities during the fiscal year ended March 31, 2019 was $470.7 million, primarily as a result of purchases of short-term investments of $659.4 million, cash paid for acquisitions of $30.4 million, purchases of property and equipment of $43.3 million, and increases in capitalization of software development costs of $5.2 million. These were offset by proceeds from the sale and maturity of short-term investments of $267.7 million.
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
Financing Activities
Cash provided by financing activities during the fiscal year ended March 31, 2019 was $457.6 million, primarily as a result of proceeds from the issuance of the Notes of $488.7 million, proceeds from our employee stock purchase plan of $11.2 million, proceeds from our issuance of common stock of $17.4 million, and our investment in the redeemable non-controlling interest of $3.6 million. These were offset by the purchase of capped call related to the convertible senior note issuance of $63.2 million.
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
Contractual Obligations
As of March 31, 2019, our future non-cancelable contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$500,250	$—	$—	$500,250	$—
Operating lease obligations (2)	110,587	16,374	31,775	29,589	32,849
Purchase obligations (3)	33,495	18,593	13,074	1,828	—
Total	$644,332	$34,967	$44,849	$531,667	$32,849

(1)	For additional information regarding our convertible senior notes, refer to Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Consists of future minimum lease payments under non-cancelable operating leases for office space.

(3)	Consists of future minimum payments under non-cancelable purchase commitments primarily related to hosting services and software subscriptions.

As of March 31, 2019, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above, as it is unclear when these liabilities will be paid.
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
We determine revenue through the following steps: (i) identification of the contract, or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue, when, or as, we satisfy a performance obligation.
We recognize subscription revenue on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer. Deferred revenue consists of billings or payments received in advance of revenue being recognized.
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
Convertible Senior Notes
The 2023 Notes are accounted for in accordance with FASB ASC Subtopic 470‑20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470‑20, issuers of certain convertible debt instruments, such as the 2023 Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the 2023 Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2023 Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
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
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8.
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

Interest Rate Risk
We had cash and cash equivalents of $234.4 million as of March 31, 2019, consisting of bank deposits, money market funds, and commercial paper. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $8.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $510.4 million as of March 31, 2019, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

In March 2018, we issued $500.25 million aggregate principal amount of the Notes. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature in the Notes. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data
NEW RELIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of New Relic, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the "Company") as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for revenue and contract acquisition costs in fiscal year 2019 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and Subtopic 340-40, Other Assets and Deferred Costs. The Company adopted the new standard using the modified retrospective approach on April 1, 2018.

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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 14, 2019

We have served as the Company's auditor since 2012.

NEW RELIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$234,356	$132,479
Short-term investments	510,372	115,441
Accounts receivable, net of allowance for doubtful accounts of $2,457 and $1,728, respectively	120,605	99,488
Prepaid expenses and other current assets	21,838	15,591
Deferred contract acquisition costs	27,161	—
Total current assets	914,332	362,999
Property and equipment, net	80,742	53,899
Restricted cash	8,805	8,202
Goodwill	41,512	11,828
Intangible assets, net	13,855	1,312
Deferred contract acquisition costs, non-current	26,218	—
Other assets, non-current	4,763	5,086
Total assets	$1,090,227	$443,326
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$10,249	$2,985
Accrued compensation and benefits	23,537	17,414
Other current liabilities	14,572	8,619
Deferred revenue	267,000	189,633
Total current liabilities	315,358	218,651
Convertible senior notes, net	405,937	—
Deferred rent, non-current	11,025	8,147
Deferred revenue, non-current	4,597	649
Other liabilities, non-current	947	775
Total liabilities	737,864	228,222
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	2,733	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2019 and March 31, 2018; 58,366 shares and 56,213 shares issued at March 31, 2019 and March 31, 2018; and 58,106 shares and 55,953 shares outstanding at March 31, 2019 and March 31, 2018	58	56
Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	654,759	521,119
Accumulated other comprehensive income (loss)	645	(324)
Accumulated deficit	(305,569)	(305,484)
Total stockholders’ equity	349,630	215,104
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,090,227	$443,326
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2019	2018	2017
Revenue	$479,225	$355,058	$263,479
Cost of revenue	77,399	62,725	49,990
Gross profit	401,826	292,333	213,489
Operating expenses:
Research and development	104,859	74,332	61,054
Sales and marketing	257,066	207,021	168,163
General and administrative	73,007	57,788	45,615
Total operating expenses	434,932	339,141	274,832
Loss from operations	(33,106)	(46,808)	(61,343)
Other income (expense):
Interest income	13,103	2,190	1,189
Interest expense	(19,679)	(86)	(87)
Other income (expense), net	(1,377)	343	(572)
Loss before income taxes	(41,059)	(44,361)	(60,813)
Income tax provision	697	959	264
Net loss	$(41,756)	$(45,320)	$(61,077)
Net loss attributable to redeemable non-controlling interest	$863	$—	$—
Net loss attributable to New Relic	$(40,893)	$(45,320)	$(61,077)
Net loss attributable to New Relic per share, basic and diluted	$(0.72)	$(0.83)	$(1.18)
Weighted-average shares used to compute net loss per share, basic and diluted	56,884	54,814	51,715
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended March 31,
	2019	2018	2017
Net loss attributable to New Relic	$(40,893)	$(45,320)	$(61,077)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	969	(228)	(118)
Comprehensive loss	$(39,924)	$(45,548)	$(61,195)
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2016	50,241	$50	$392,511	260	$(263)	$22	$(199,087)	$193,233
Issuance of common stock upon exercise of stock options	2,474	2	16,665	—	—	—	—	16,667
Issuance of common stock for vested restricted stock units	582	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	195	—	5,283	—	—	—	—	5,283
Issuance of common stock related to acquisition of business	47	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	32,856	—	—	—	—	32,856
Other comprehensive loss, net	—	—	—	—	—	(118)	—	(118)
Net loss attributable to New Relic	—	—	—	—	—	—	(61,077)	(61,077)
Balance at March 31, 2017	53,539	$53	$447,314	260	$(263)	$(96)	$(260,164)	$186,844
Issuance of common stock upon exercise of stock options	1,616	2	24,732	—	—	—	—	24,734
Issuance of common stock for vested restricted stock units	796	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	219	—	7,593	—	—	—	—	7,593
Issuance of common stock related to acquisition of business	43	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	41,481	—	—	—	—	41,481
Other comprehensive loss, net	—	—	—	—	—	(228)	—	(228)
Net loss attributable to New Relic	—	—	—	—	—	—	(45,320)	(45,320)
Balance at March 31, 2018	56,213	$56	$521,119	260	$(263)	$(324)	$(305,484)	$215,104
Issuance of common stock upon exercise of stock options	822	1	17,383	—	—	—	—	17,384
Issuance of common stock for vested restricted stock units	879	1	—	—	—	—	—	1
Issuance of common stock related to employee stock purchase plan	155	—	11,165	—	—	—	—	11,165
Issuance of common stock related to acquisition of businesses	297	—	11,896	—	—	—	—	11,896
Stock-based compensation expense	—	—	56,242	—	—	—	—	56,242
Other comprehensive income, net	—	—	—	—	—	969	—	969
Net loss attributable to New Relic	—	—	—	—	—	—	(40,893)	(40,893)
Equity component of convertible senior notes, net of issuance costs	—	—	100,136	—	—	—	—	100,136
Purchase of capped calls	—	—	(63,182)	—	—	—	—	(63,182)
Cumulative effect adjustment for ASU 2014-09 adoption (Note 4)	—	—	—	—	—	—	40,808	40,808
Balance at March 31, 2019	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss attributable to New Relic	$(40,893)	$(45,320)	$(61,077)
Net loss attributable to redeemable non-controlling interest (Note 3)	$(863)	$—	$—
Net loss:	$(41,756)	$(45,320)	$(61,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,794	23,243	18,805
Stock-based compensation expense	56,198	40,598	31,946
Amortization of debt discount and issuance costs	17,404	—	—
Other	(1,655)	1,559	1,125
Changes in operating assets and liabilities:
Accounts receivable, net	(22,557)	(38,315)	(30,251)
Prepaid expenses and other assets	(1,814)	(9,794)	(3,658)
Deferred contract acquisition costs	(38,667)	—	—
Accounts payable	245	(1,823)	658
Accrued compensation and benefits and other liabilities	11,539	2,112	5,550
Deferred revenue	81,559	63,878	51,681
Deferred rent	1,227	(488)	4,149
Net cash provided by operating activities	115,517	35,650	18,928
Cash flows from investing activities:
Purchases of property and equipment	(43,303)	(21,368)	(21,430)
Cash paid for acquisitions, net of cash acquired (Note 2)	(30,432)	—	—
Purchases of short-term investments	(659,428)	(128,669)	(168,938)
Proceeds from sale and maturity of short-term investments	267,657	131,135	175,877
Capitalized software development costs	(5,162)	(4,843)	(4,029)
Net cash used in investing activities	(470,668)	(23,745)	(18,520)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	3,596	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	488,669	—	—
Purchase of capped call related to convertible senior notes	(63,182)	—	—
Proceeds from employee stock purchase plan	11,165	7,592	5,283
Proceeds from issuance of common stock	17,383	24,764	16,700
Net cash provided by financing activities	457,631	32,356	21,983
Net increase in cash, cash equivalents and restricted cash	102,480	44,261	22,391
Cash, cash equivalents and restricted cash at beginning of period	140,681	96,420	74,029
Cash, cash equivalents and restricted cash at end of period	$243,161	$140,681	$96,420
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$2,062	$647	$253
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$11,896	$—	$—
Property and equipment purchased but not paid yet	$7,855	$1,932	$3,011
Acquisition holdback	$865	$—	$—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company is a provider of an integrated, multi-tenant, cloud-based instrumentation and analytics platform that enables users to collect, store and analyze massive amounts of data in real time.
Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of New Relic and its subsidiaries. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. All intercompany balances and transactions have been eliminated in consolidation.
Effective April 1, 2018, the Company adopted the requirements of Accounting Standard Update 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods presented, ASC 605, Revenue Recognition (“ASC 605”).
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
Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2019 or March 31, 2018.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2019.
Property and Equipment—Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for employee-related computers and software, three years for other office equipment and site-related computer hardware, and five years for furniture. Leasehold improvements are amortized over the shorter of the lease-term or the estimated useful life of the related asset. Down payments for property and equipment are recorded at cost and included in other assets in the accompanying consolidated balance sheet. Once the corresponding property and equipment item has been received, it will be reclassified to property and equipment and depreciated.
Revenue Recognition—The Company generates revenue from subscription-based arrangements that allow customers to access its products. The Company determines revenue recognition through the following steps:
•identification of the contract, or contracts with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue, when, or as, the Company satisfies a performance obligation.
Revenue from subscription-based arrangements is recognized on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer. Deferred revenue consists of billings or payments received in advance of revenue being recognized.
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
Software Development Costs—The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to its software tools that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases when the software is released or made available. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company capitalized $6.0 million, $5.7 million, and $4.9 million in internal use software during the fiscal years ended March 31, 2019, 2018, and 2017, respectively. Included in the capitalized development costs were $0.8 million, $0.9 million, and $0.9 million of stock-based compensation costs for the fiscal years ended March 31, 2019, 2018, and 2017, respectively. Amortization expense totaled $4.1 million, $6.1 million, and $6.9 million during the fiscal years ended March 31, 2019, 2018, and 2017, respectively. The net book value of capitalized internal use software as of March 31, 2019 and 2018, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $10.6 million and $9.6 million, respectively.
Commissions—Sales commissions are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have estimated to be three years. The Company determined the period of benefit by taking into consideration the length of our customer contracts, our technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within our consolidated statement of operations.
Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $19.3 million, $17.7 million, and $21.7 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively.
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
Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2019, the Company did not have any goodwill impairment.
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

The authoritative guidance prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been included in the Company’s tax return. As a result, the Company will only recognize an excess tax benefit from stock-based compensation in additional paid-in capital in the period in which it is included in the Company’s tax return.
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
Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company invests its excess cash in money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities with major financial institutions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. There were no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2019 and March 31, 2018. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2019, 2018, and 2017.
Income Taxes—The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations
Net Loss Per Share—The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock reserved for issuance, restricted stock units, convertible debt, and shares issuable pursuant to the ESPP are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. The Company plans to adopt this new standard using the modified retrospective approach and will not restate comparative periods in the first quarter of fiscal 2020. The Company is also finalizing the incremental borrowing rate for each arrangement. The Company is finalizing the impact of the new standard which will result in the recording of a right of use asset and lease liability on the consolidated balance sheet derived from the present value of future minimum lease payments which are disclosed in Note 10.
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
In March 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the effect the standard will have on its consolidated financial statements. The Company plans to early adopt this standard in the first quarter of fiscal 2020 on a prospective basis and does not believe that this standard will have a material impact on its consolidated financial statements and disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, and early adoption is permitted. The Company plans to adopt this new standard in the first quarter of fiscal 2020. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 regarding ASC 606, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. The Company adopted ASC 606 and its related amendments effective on April 1, 2018 using the modified retrospective method. See Note 4—Revenue Recognition for disclosure on the impact of adopting this standard on the Company’s consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. On April 1, 2018, the Company adopted ASU 2017-09 and the adoption did not have a significant impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, which amends ASC Topic 740, Income Taxes to conform with SEC Staff Accounting Bulletin (SAB) No. 118, issued in December 2017. The guidance was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 12—Income Taxes.

2.	Business Combination

SignifAI, Inc.
On January 25, 2019, the Company acquired all outstanding stock of SignifAI, Inc. (“SignifAI”), an event intelligence company specializing in artificial intelligence and machine learning. The aggregate purchase price of $36.3 million consisted of $25.1 million in cash and 143,861 shares of Company common stock with an aggregate fair value of approximately $11.9 million. The fair value of the consideration transferred was determined based on an $82.69 per share price of the Company’s common stock. The total purchase price was allocated to the developed technology acquired, net liabilities assumed, deferred taxes related to net operating loss carryforwards and a deferred tax liability related to the developed technology. The excess purchase price was recorded as goodwill, as set forth below. The acquisition has been accounted for as a business combination. Pursuant to ASC 805, the direct transaction costs of the acquisition incurred by both the Company and SignifAI should be accounted for separately from the business combination and expensed as incurred. Total direct transaction costs incurred by the Company was $0.9 million, which were included in general and administrative expense in the Company’s consolidated statement of operations for the year ended March 31, 2019. Acquisition costs for SignifAI were paid for by SignifAI and were expensed in SignifAI’s pre-acquisition financial results.
Per the terms of the merger agreement, all share-based payment awards were accelerated and paid for in cash. The cash consideration paid for unvested share-based payment awards of $0.8 million was recognized as compensation expense separate from the business combination. The acquisition also included a holdback arrangement with certain employees of SignifAI, totaling approximately 152,840 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $12.6 million and was excluded from the aggregate purchase price. These awards will be recognized as stock-based compensation expense over the remaining vesting period which ranges from of 24 months to 36 months.
The following table presents the purchase price allocation related to the acquisition (in thousands):

Cash consideration paid	$25,119
Fair value of common shares issued	$24,535
Total consideration	$49,654
Post-business combination compensation expense	$(12,639)
Cash paid to settle unvested stock options	$(764)
Total purchase price	$36,251
Net liabilities assumed	$259
Deferred tax liabilities	$2,289
Deferred tax assets	$(1,721)
Developed technology acquired	$(10,900)
Goodwill	$26,178

CoScale NV
On October 9, 2018, the Company acquired certain assets of CoScale NV (“CoScale”), a public limited liability company organized and existing under the laws of Belgium that provides solutions for monitoring the performance of software container environments for $6.3 million in cash. The Company held back approximately $0.9 million from the aggregate purchase price. Of the total purchase price, $2.9 million was allocated to acquired technology with an estimated useful life of three years, with the excess $3.4 million of the purchase price over the fair value of intangible assets acquired recorded as goodwill. The Company also recognized transaction costs of approximately $0.3 million, which is also included in general and administrative expense in its consolidated statement of operations for the year ended March 31, 2019. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. The business combination did not have a material impact on the consolidated financial statements and therefore historical and proforma disclosures have not been presented.

3.     Joint Venture

On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. Furthermore, under the terms of the agreement, the Company and the Investors have agreed to subscribe to additional shares by contributing additional funding of up to approximately $1.4 million (156,000,000 Japanese Yen) and approximately $0.9 million (104,000,000 Japanese Yen), respectively, on August 21, 2019. The additional funding amounts are fixed in Japanese Yen irrespective of any currency fluctuation. As of March 31, 2019, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.

All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. are classified outside of permanent equity in the Company’s consolidated balance sheet as of March 31, 2019, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests’ share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0 at March 31, 2019.

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Balance as of April 1, 2018	$—
Investment by redeemable non-controlling interest	$3,596
Net loss attributable to redeemable non-controlling interest	$(863)
Balance as of March 31, 2019	$2,733

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

ASC 606 Adoption Impact

The Company recognized the cumulative effect of applying ASC 606 as an adjustment to the opening balance of accumulated deficit at April 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods prior to adoption, ASC 605. In connection with the adoption of ASC 606, the Company also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASC 606 and ASC 340-40 as the “new standard.”

The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining contracts. Previously, the Company recorded commissions as sales and marketing expenses as incurred. Under the new standard, the Company capitalizes incremental commissions related to initial contracts and amortizes such costs over the expected period of benefit, which the Company has determined to be three years. With regards to incremental commissions related to renewal contracts, the Company has adopted the practical expedient to expense such commissions as incurred, as the commission paid on renewals are commensurate and the contract periods are generally one year or less. The Company has adopted ASC 606 in the first quarter of fiscal year 2019 using the modified retrospective approach and applied the standard to all contracts as of April 1, 2018. The cumulative effect of applying the new standard was recognized on April 1, 2018. See below for the impact of adopting the new standard.

Adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition, commissions and deferred commissions as discussed below. The Company recorded a net reduction to the opening balance of accumulated deficit of $40.8 million as of April 1, 2018 due to the cumulative impact of adopting the new standard. The primary impact of adopting the new standard relates to the deferral of $40.6 million in incremental commission costs of obtaining subscription contracts. Under ASC 605, the Company recorded commissions as sales and marketing expenses as incurred. Under the new standard, the Company capitalizes incremental commissions related to initial contracts and amortizes these costs over a period of benefit determined to be three years. The remaining impact of adopting the new standard is immaterial.

Practical Expedients and Exemptions

The Company applied ASC 606 using the following practical expedients: (i) costs of obtaining contracts with customers are expensed when the amortization period would have been one year or less; and (ii) contract acquisition costs are calculated based on a portfolio of contracts with similar characteristics instead of on a contract-by-contract analysis.

Impact on the Consolidated Financial Statements

Select consolidated balance sheet line items, which reflects the adoption impact of the new standard as reported, as well as the impact of adoption, are as follows (in thousands):

	March 31, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Assets:
Deferred contract acquisition costs	$27,161	$—	$27,161
Deferred contract acquisition costs, non-current	$26,218	$—	$26,218
Liabilities:
Deferred revenue, current	$267,000	$268,379	$(1,379)
Deferred revenue, non-current	$4,597	$4,552	$45
Stockholders' Equity:
Accumulated deficit	$(305,569)	$(360,550)	$54,981

    Select consolidated statement of operations line items, which reflects the adoption of the new standard, as reported, as well as the impact of adoption, are as follows (in thousands, except per share information):

	Twelve Months Ended March 31,
	2019
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Revenue	$479,225	$477,875	$1,350
Sales and marketing	$257,066	$269,882	$(12,816)
Loss from operations	$(33,106)	$(47,272)	$14,166
Net loss attributable to New Relic	$(40,893)	$(55,059)	$14,166
Net loss per share, basic and diluted	$(0.72)	$(0.97)	$0.25

Select consolidated cash flow line items, which reflects the adoption of the new standard as reported, as well as the impact of adoption, are as follows (in thousands):

	Twelve Months Ended March 31,
	2019
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Depreciation and amortization	$53,794	$27,943	$25,851
Deferred contract acquisition costs	$(38,667)	$—	$(38,667)
Net cash provided by operating activities	$115,517	$115,517	$—

Disaggregation of Revenue

For disaggregated revenue by geography, refer to Note 15—Revenue by Geographic Location.

Contract Balances

The following table provides information about deferred revenue (in thousands):

	Deferred Revenue
	Current	Non-Current
April 1, 2018	$188,860	$1,182
March 31, 2019	$267,000	$4,597

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

Revenue recognized during the year ended March 31, 2019, which was included in the deferred revenue balances at the beginning of the period, was $189.4 million. The satisfaction of performance obligations typically lags behind payments received in substantially all of our subscription arrangements, which may lead to an increase in the Company’s deferred revenue balance over time. Movements between contract assets and receivables was not significant during the year ended March 31, 2019.

Deferred Commission Costs (Contract Acquisition Costs)

In connection with the adoption of ASC 606, the Company is required to capitalize certain contract acquisition costs primarily consisting of commissions. As of April 1, 2018, the date of adoption of ASC 340-40, the Company had $40.6 million capitalized in deferred contract acquisition costs related to contracts where the benefit period had not yet expired. During the year ended March 31, 2019, amortization from amounts capitalized was $25.9 million, and amounts expensed as incurred were $9.0 million. The Company had no impairment loss in relation to costs capitalized.

Remaining Performance Obligations

The Company’s contracts with customers generally include one main performance obligation, which is access to our SaaS-based products and platform. Within our main performance obligation, each service is generally considered a distinct stand-ready obligation that is recognized over the contract term based on the passage of time. As of March 31, 2019, the unrecognized transaction price related to remaining performance obligations was $498.3 million. The Company expects to recognize more than 93% of the remaining performance obligations over the next 24 months, with the remainder recognized thereafter.

Modification

From time to time the Company modifies contracts with its customers. These modifications generally result in an extension of the contract term and/or increase in the subscription product. These modifications are generally accounted for as a termination of the old contract and a creation of a new contract because the additional performance obligations are considered distinct and priced at stand-alone selling price. During the year ended March 31, 2019, the impact of modification has not been significant.

5.	Fair Value Measurements
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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2019 and 2018 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$133,239	$—	$—	$133,239
Commercial paper	—	9,973	—	9,973
Short-term investments:
Certificates of deposit	—	24,726	—	24,726
Commercial paper	—	37,071	—	37,071
Corporate notes and bonds	—	27,259	—	27,259
U.S. treasury securities	402,091	—	—	402,091
U.S. government agencies	—	19,225	—	19,225
Restricted cash:
Money market funds	8,805	—	—	8,805
Total	$544,135	$118,254	$—	$662,389
Included in cash and cash equivalents				$143,212
Included in short-term investments				$510,372
Included in restricted cash				$8,805

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$38,458	$—	$—	$38,458
Commercial paper	—	21,710	—	21,710
U.S treasury securities	2,698	—	—	2,698
U.S. government agencies	—	5,498	—	5,498
Short-term investments:
Certificates of deposit	—	20,492	—	20,492
Commercial paper	—	21,699	—	21,699
Corporate notes and bonds	—	9,794	—	9,794
U.S. treasury securities	40,187	—	—	40,187
U.S. government agencies	—	23,269	—	23,269
Restricted cash:
Money market funds	8,202	—	—	8,202
Total	$89,545	$102,462	$—	$192,007
Included in cash and cash equivalents				$68,364
Included in short-term investments				$115,441
Included in restricted cash				$8,202
There were no transfers between fair value measurement levels during the fiscal year ended March 31, 2019 and 2018.

Gross unrealized gains or losses for cash equivalents and short term investments as of March 31, 2019 and 2018 were not significant. As of March 31, 2019, securities that were in an unrealized loss position for more than 12 months were not significant. As of March 31, 2018, there were no securities that were in an unrealized loss position for more than 12 months.

The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2019 and 2018 (in thousands):

	March 31, 2019	March 31, 2018
Due within one year	$346,768	$96,924
Due in one to two years	163,604	18,517
Total	$510,372	$115,441
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes

As of March 31, 2019, the fair value of the Notes was $505.6 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

6.	Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2019	March 31, 2018
Computers, software, and equipment	$11,245	$8,335
Site operation equipment	66,727	37,254
Furniture and fixtures	3,990	2,981
Leasehold improvements	40,541	34,316
Capitalized software development costs	43,063	38,062
Total property and equipment	165,566	120,948
Less: accumulated depreciation and amortization	(84,824)	(67,049)
Total property and equipment, net	$80,742	$53,899
Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2019, 2018, and 2017 was $25.9 million, $22.1 million, and $17.6 million, respectively.

7.     0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.02 shares of our common stock, (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and twelve months ended March 31, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the twelve months ended March 31, 2019 and are classified as long-term debt for such periods.
In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the Conversion Option was $102.5 million and was determined by deducting the fair value of the liability component from the proceeds received upon issuance of the Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the liability component (the “Debt Discount”) and the debt issuance costs are amortized to interest expense over the contractual term of the Notes at an effective interest rate of 5.74%. This rate is inclusive of the issuance costs. The issuance costs related to the notes were $2.4 million.
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

The net carrying amount of the liability component of the Notes is as follows (in thousands):

	March 31, 2019	March 31, 2018
Principal	$500,250	$—
Unamortized debt discount	(86,374)	—
Unamortized issuance costs	(7,939)	—
Net carrying amount	$405,937	$—

Interest expense related to the Notes is as follows (in thousands):

	March 31, 2019	March 31, 2018
Amortization of debt discount	$16,135	$—
Amortization of issuance costs	1,269	—
Contractual interest expense	2,175	—
Total interest expense	$19,579	$—
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties, (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $110.81 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $173.82 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce potential dilution to holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments New Relic is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $63.2 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital. The net impact related to stockholders’ equity has been included in additional paid-in capital and was a result of the issuance costs of $2.4 million and the purchase of capped calls noted above in the amount of $63.2 million.

8.	Goodwill and Purchased Intangibles Assets

The changes in the carrying amount of goodwill for the twelve months ended March 31, 2019 consist of the following (in thousands):

Goodwill as of March 31, 2018	$11,828
Goodwill acquired	29,684
Goodwill as of March 31, 2019	$41,512
Purchased intangible assets subject to amortization as of March 31, 2019 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$18,716	$(4,861)	$13,855

Purchased intangible assets subject to amortization as of March 31, 2018 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,900	$(3,588)	$1,312
Amortization expense of purchased intangible assets for the fiscal years ended March 31, 2019, 2018, and 2017 was $1.3 million, $1.2 million, and $1.1 million, respectively.
Estimated future amortization expense as of March 31, 2019 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2020	$5,131
2021	4,605
2022	4,119
$13,855

9.	Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2019	2018
Accrued liabilities	$5,047	$4,139
Accrued tax liabilities	3,063	1,274
Deferred rent	1,140	782
Other	5,322	2,424
Total other current liabilities	$14,572	$8,619

10.	Commitments and Contingencies
Leases—The Company leases office space under non-cancelable operating lease agreements, which expire from 2019 through 2027.
Deferred Rent—Certain of the Company’s operating leases contain rent holidays, allowances, and rent escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease from the date the Company takes possession of the office and records the difference between amounts charged to operations and amounts paid as deferred rent. These rent holidays, allowances, and rent escalations are considered in determining the straight-line expense to be recorded over the lease term. As of March 31, 2019 and 2018, $12.2 million and $8.9 million, respectively, was recorded as deferred rent.

Rent expense, net of sublease income, for operating leases was $14.5 million, $12.0 million, and $9.8 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively. For the fiscal year ended March 31, 2019, the Company had no sublease income. For the fiscal years ended March 31, 2018, and 2017, rent expense was offset by $0.1 million, and $0.1 million of sublease income, respectively.
Future minimum lease payments under non-cancelable operating leases as of March 31, 2019 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2020	$16,374
2021	16,155
2022	15,620
2023	16,105
2024	13,484
Thereafter	32,849
Total minimum future lease payments	$110,587
Purchase Commitments—As of March 31, 2019 and 2018, the Company had purchase commitments of $33.5 million and $26.5 million, respectively, for specific contractual services.
Legal Proceedings—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims.
On November 5, 2012, CA, Inc. filed suit against the Company in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint against the Company claims that certain aspects of the Company’s products infringe certain patents held by CA, Inc. Discovery is complete in the case, and the court has ruled on summary judgment motions filed by both parties. A trial date has been set for November 4, 2019. The Company cannot at this time predict the likely outcome of this proceeding or estimate the amount or range of loss or possible loss that may arise from it. The Company has not accrued any loss related to the outcome of this case as of March 31, 2019.
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

11.	Common Stock and Stockholders’ Equity
Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance pursuant to equity plans as follows (in thousands):

	As of March 31,
	2019	2018
Common stock options outstanding	2,751	3,215
RSUs outstanding	2,419	2,079
Available for future stock option and RSU grants	10,796	9,576
Available for future employee stock purchase plan awards	2,274	1,929
	18,240	16,799
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1,

2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the fiscal years ended March 31, 2019, 2018, and 2017, 0.2 million shares, 0.2 million shares, and 0.2 million shares of common stock were purchased under the ESPP, respectively, and a total of $3.6 million, $2.2 million, and $1.8 million of stock-based compensation expense was recorded, respectively. As of March 31, 2019, 2,273,989 shares of common stock were available for issuance under the ESPP.
2008 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the 2008 Equity Incentive Plan, or the 2008 Plan, in February 2008. The 2008 Plan was terminated in connection with the Company’s initial public offering (“IPO”), and accordingly, no shares are available for future issuance under this plan. The 2008 Plan continues to govern outstanding awards granted thereunder.
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2019, there were 10,795,889 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option and RSU award activities for the fiscal year ended March 31, 2019 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—April 1, 2018	3,215	$22.79	6.7	$165,041	2,079	$42.31	2.7	$154,071
Stock options granted	473	98.93
RSUs granted					1,532	98.74
Stock options exercised	(822)	21.15		62,459
RSUs vested					(879)	43.28
Stock options canceled/forfeited	(115)	53.43
RSUs canceled/forfeited					(313)	52.76
Outstanding - March 31, 2019	2,751	$35.10	6.3	$176,002	2,419	$76.34	3.0	$238,734
Options vested and expected to vest - March 31, 2019	2,728	$34.59	6.3	$175,803
Options vested and exercisable - March 31, 2019	1,921	$20.02	5.3	$151,259
RSUs expected to vest - March 31, 2019					2,232	$74.52		$220,294
The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2019, 2018, and 2017 was $42.37, $21.40, and $12.75, respectively. Intrinsic value of options exercised during the fiscal years ended March 31, 2019, 2018, and 2017 was $62.5 million, $53.2 million, and $65.3 million, respectively. The total fair value of RSUs vested during the fiscal years ended March 31, 2019, 2018, and 2017 was $38.2 million, $25.6 million, and $17.1 million, respectively.
Aggregate intrinsic value for options and RSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 29, 2019, the last trading day of fiscal 2019, was $98.70.

Employee Stock Options and ESPP Valuation—The Company estimates the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted and ESPP shares to be issued during the fiscal years ended March 31, 2019, 2018, and 2017 were as follows:

Stock Options:
	Year Ended March 31,
	2019	2018	2017
Expected term (years)	6	6	5 - 6
Expected volatility	41-42%	42 - 44%	46 - 47%
Risk-free interest rate	2.27-3.06%	1.86 - 2.74%	0.21 - 2.17%
Dividend yield	—	—	—

ESPP:
	Year Ended March 31,
	2019	2018	2017
Expected term (years)	0.5	0.5	0.5
Expected volatility	37-53%	29 - 30%	37 - 44%
Risk-free interest rate	2.23-2.50%	1.16 - 1.82%	0.46 - 0.67%
Dividend yield	—	—	—

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

Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $56.2 million, $40.6 million, and $31.9 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Cost of revenue	$3,487	$2,440	$1,847
Research and development	17,634	12,176	9,975
Sales and marketing	23,253	16,925	13,042
General and administrative	11,824	9,057	7,082
Total stock-based compensation expense	$56,198	$40,598	$31,946

As of March 31, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock options was $22.7 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of March 31, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $186.9 million, which is expected to be recognized over a weighted-average period of approximately 3 years.

12.	Income Taxes
The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Domestic	$(46,838)	$(47,489)	$(62,526)
Foreign	5,779	3,128	1,713
Total	$(41,059)	$(44,361)	$(60,813)
The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Current Provision:
Federal	$(269)	$—	$—
State	32	89	18
Foreign	1,742	870	333
Total current provision	1,505	959	351
Deferred Provision:
Federal	(568)	—	—
State	—	—	—
Foreign	(240)	—	(87)
Total deferred provision	(808)	—	(87)
Total income tax provision	$697	$959	$264

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Year Ended March 31,
	2019	2018	2017
Federal statutory rate	21.0%	30.8%	34.0%
Effect of:
State taxes, net of federal benefits	5.0	3.2	2.4
Stock-based compensation	35.2	82.4	(1.8)
Research and development credits, net of ASC 740-10	8.7	6.5	3.5
Tax Cuts and Jobs Act	—	(71.0)	—
Permanent items	(3.9)	(2.1)	—
Foreign taxes	(0.3)	(0.6)	—
Business combination	1.4	—	—
Other	0.7	0.6	0.4
Valuation allowance	(69.5)	(52.0)	(38.9)
Effective tax rate	(1.7)%	(2.2)%	(0.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of March 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$3,768	$2,558
Depreciation and amortization	2,461	3,585
Net operating loss carryforwards	126,125	98,338
Stock based compensation	6,754	5,248
Research and development credits	15,960	12,351
Other	—	—
Gross deferred tax assets	155,068	122,080
Valuation allowance	(126,793)	(117,353)
Total deferred tax assets	28,275	4,727
Deferred tax liabilities:
Prepaids	(2,889)	(2,647)
Intangibles	(2,349)
Capitalized research and development	(2,165)	(1,942)
Deferred contract acquisition costs	(12,515)	—
Convertible debt	(7,570)	—
Total deferred tax liabilities	(27,488)	(4,589)
Total net deferred tax assets/(liabilities)	$787	$138
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Acts (“the TJCA”) was enacted into law. The TCJA includes significant changes to the U.S corporate Internal Revenue Code of 1986, as amended (the “Code”). The TCJA changes include, but are not limited to, reduction in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, limitations on the deductibility of executive compensation, interest expense and net operating loss (“NOL”) immediate expensing of capital expenditures, transition of the U.S. international taxation from a “worldwide” system to a territorial system of taxation and the introduction of a base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) and a new minimum tax on certain foreign earnings. The reduction of the U.S. corporate tax rate required us to remeasure our U.S. deferred tax assets and liabilities to the newly enacted federal rate of 21%.

In December 2017, the SEC Staff issued Staff Accounting Bulletin No. 118, Income tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The amounts recorded for the Tax Act no longer remain provisional as we completed our accounting for the effect of the Tax Act within the measurement period, under the SEC guidance, which did not have a material impact on our consolidated financial statements. We were subject to the one-time mandatory transition tax of $2.7 million due to cumulative foreign earnings as of December 31, 2017. We also elected to record the taxes for GILTI as period costs. However, the amounts recorded for the transition tax, the remeasurement of deferred taxes, and reassessment of indefinitely reinvested earnings, valuation allowances and uncertain tax positions may be impacted by factors including future guidance and clarification regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to federal tax changes, among others.

The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. and Japan deferred tax assets.

Overall, the valuation allowance increased by $9.0 million and $23.0 million for the years ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company has U.S. federal and state net operating losses of approximately $518.0 million and $270.0 million respectively, which expire beginning in the years 2028 and 2022. Of the $518.0 million federal net operating losses, $97.0 million are carried forward indefinitely but are limited to 80% of taxable income and $99.0 million are carried forward indefinitely with no limitation when utilized. The remaining $319.0 million begin to expire in 2028. As of March 31, 2019, the Company also has Federal, California and Oregon research and development credits of $17.2 million, $2.8 million, and $2.9 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California credit carryforwards do not expire. The Oregon tax credit carryforwards begin to expire in 2020.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Section 382 of the Code (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before March 31, 2019. In this regard, the Company has determined that based on the timing of the ownership changes and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes are subject to such limitation.

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

The Company had unrecognized tax benefits of $8.0 million, $6.7 million, and $5.0 million as of March 31, 2019, 2018, and 2017. As of March 31, 2019, if recognized, the unrecognized tax benefit of $8.0 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Balance at March 31, 2016	$3,489
Additions based on tax positions taken during the current period	1,503
Additions based on tax positions taken during the prior period	—
Reductions based on tax positions taken during the prior period	(7)
Balance at March 31, 2017	4,985
Additions based on tax positions taken during the current period	1,938
Reductions based on tax positions taken during the prior period	(187)
Balance at March 31, 2018	6,736
Additions based on tax positions taken during the current period	1,566
Reductions based on tax positions taken during the prior period	(305)
Balance at March 31, 2019	$7,997

Accrued interest and penalties have not been material for the fiscal years ended March 31, 2019, 2018, and 2017.

13.	Net Loss Per Share
As the Company had net losses for the fiscal years ended March 31, 2019, 2018, and 2017, all potential common shares were determined to be anti-dilutive.
Additionally, the 4.5 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of  March 31, 2019. The Company expects to settle the principal amount of the Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2019	2018	2017
Numerator:
Net loss attributable to New Relic	$(40,893)	$(45,320)	$(61,077)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	56,884	54,814	51,715
Net loss attributable to New Relic per share—basic and diluted	$(0.72)	$(0.83)	$(1.18)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2019	2018	2017
Options to purchase common stock	2,751	3,215	4,607
Restricted stock units	2,419	2,079	1,978
ESPP shares	29	30	38
Common stock reserved for issuance in connection with acquisition	—	—	43
	5,199	5,324	6,666

14.	Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal years ended March 31, 2019, 2018, and 2017, the Company made contributions of $6.3 million, $3.2 million, and $2.3 million to the 401(k) Plan, respectively.

15.	Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Year Ended March 31,
	2019	2018	2017
United States	$327,341	$242,898	$178,727
EMEA	87,596	65,540	49,825
APAC	38,466	26,554	19,887
Other	25,822	20,066	15,040
Total revenue	$479,225	$355,058	$263,479
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2019 and 2018.

16.	Related Party Transactions
Certain members of the Company’s board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of the Company. Revenue from sales to these companies of an aggregate of $0.2 million, $1.1 million, and $1.8 million was recognized for the fiscal years ended March 31, 2019, 2018, and 2017, respectively. There was not a significant amount of accounts receivable due from these companies as of March 31, 2019 or March 31, 2018. An aggregate of $1.3 million, $2.0 million, and $1.4 million in expenses related to purchases from these companies was recorded during the fiscal years ended March 31, 2019, 2018, and 2017, respectively. There was an aggregate of $0.1 million and $0.1 million in accounts payable to these companies as of March 31, 2019 and 2018, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
New Relic, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2019, of the Company and our report dated May 14, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
May 14, 2019

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee of the Board of Directors,” “Information Regarding Committees of the Board of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2019, or our Proxy Statement, and is incorporated herein by reference.
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

(3)	Exhibits
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014
4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated as of April 17, 2014.	S-1	333-200078	4.2	November 10, 2014
4.3	Indenture, dated as of May 18, 2018, by and between New Relic, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36766	4.1	May 18, 2018
4.4	Form of Global Note, representing New Relic, Inc.’s 0.50% Convertible Senior Notes due 2023.	8-K	001-36766	4.2	May 18, 2018
4.5	Description of Capital Stock					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014
10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	10-Q	001-36766	10.1	February 13, 2015
10.3+	2014 Equity Incentive Plan and related form agreements.	S-8	333-201024	99.2	December 17, 2014
10.4+	2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	December 17, 2014
10.5+	Offer Letter between the Registrant and James Gochee, dated as of April 16, 2008.	10-K	001-36766	10.5	May 26, 2016
10.6+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014
10.7+	Offer Letter between the Registrant and Erica Schultz, dated as of February 27, 2014.	10-K	001-36766	10.8	May 11, 2018
10.8a	Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of June 15, 2012, as amended.	S-1	333-200078	10.10	November 10, 2014
10.8b	Sixth Amendment to Office Lease by and between the Registrant and 555 SW Oak, LLC, dated as of March 30, 2016.	10-K	001-36766	10.9b	May 26, 2016
10.8c	Seventh Amendment to Lease by and between the Registrant and 111 SW 5th Avenue Investors LLC, dated as of September 15, 2017.	10-Q	001-36766	10.1	November 8, 2017
10.9a	Office Lease by and between the Registrant and 188 Spear Street LLC, dated as of July 13, 2012, as amended.	S-1	333-200078	10.11	November 10, 2014
10.9b	Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of November 1, 2017.	10-Q	001-36766	10.2	November 8, 2017

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
10.9c	Fifth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of December 29, 2017.	10-Q	001-36766	10.1	February 6, 2018
10.10a+	Form of Change in Control and Severance Agreement.	S-1/A	333-200078	10.12	December 1, 2014
10.10b+	Form of Extension to Change in Control and Severance Agreement.	10-Q	001-36766	10.2	February 6, 2018
10.11	Form of Confirmation for Capped Call Transactions.	8-K	001-36766	10.1	May 18, 2018
10.12+	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.	8-K	001-36766	99.1	August 23, 2018
21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.

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

New Relic, Inc.
Date:	May 14, 2019	By:	/s/ Mark Sachleben
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

Name	Title	Date

/s/ Lewis Cirne	Chief Executive Officer and Director	May 14, 2019
Lewis Cirne	(Principal Executive Officer)

/s/ Mark Sachleben	Chief Financial Officer	May 14, 2019
Mark Sachleben	(Principal Financial and Accounting Officer)

/s/ Peter Fenton	Chairman and Director	May 14, 2019
Peter Fenton

/s/ Sohaib Abbasi	Director	May 14, 2019
Sohaib Abbasi

/s/ Caroline Watteeuw Carlisle	Director	May 14, 2019
Caroline Watteeuw Carlisle

/s/ Michael Christenson	Director	May 14, 2019
Michael Christenson

/s/ Hope Cochran	Director	May 14, 2019
Hope Cochran

/s/ Adam Messinger	Director	May 14, 2019
Adam Messinger

/s/ Dan Scholnick	Director	May 14, 2019
Dan Scholnick

/s/ James Tolonen	Director	May 14, 2019
James Tolonen