Form 10-Q
period 2019-06-30
NEW RELIC, INC.
filed 2019-08-07
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2019, there were 58,405,556 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•	our key operating metrics;

•	use and limitations of non-GAAP financial measures;

•	the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditures, and liquidity needs;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$228,140	$234,356
Short-term investments	540,795	510,372
Accounts receivable, net of allowance for doubtful accounts of $2,258 and $2,457, respectively	84,173	120,605
Prepaid expenses and other current assets	18,878	21,838
Deferred contract acquisition costs	28,572	27,161
Total current assets	900,558	914,332
Property and equipment, net	92,336	80,742
Restricted cash	8,419	8,805
Goodwill	41,512	41,512
Intangible assets, net	13,415	13,855
Deferred contract acquisition costs, non-current	27,018	26,218
Lease right-of-use assets	64,177	—
Other assets, non-current	5,731	4,763
Total assets	$1,153,166	$1,090,227
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$14,513	$10,249
Accrued compensation and benefits	23,831	23,537
Other current liabilities	13,652	14,572
Deferred revenue	253,200	267,000
Lease liabilities	7,361	—
Total current liabilities	312,557	315,358
Convertible senior notes, net	411,102	405,937
Lease liabilities, non-current	64,283	—
Deferred rent, non-current	—	11,025
Deferred revenue, non-current	2,186	4,597
Other liabilities, non-current	962	947
Total liabilities	791,090	737,864
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	2,345	2,733
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2019 and March 31, 2019; 58,655 shares and 58,366 shares issued at June 30, 2019 and March 31, 2019, respectively; and 58,395 shares and 58,106 shares outstanding at June 30, 2019 and March 31, 2019, respectively	58	58
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	678,533	654,759
Accumulated other comprehensive income	2,141	645
Accumulated deficit	(320,738)	(305,569)
Total stockholders’ equity	359,731	349,630
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,153,166	$1,090,227
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenue	$141,010	$108,221
Cost of revenue	23,613	17,050
Gross profit	117,397	91,171
Operating expenses:
Research and development	34,339	22,603
Sales and marketing	76,850	57,488
General and administrative	23,100	14,711
Total operating expenses	134,289	94,802
Loss from operations	(16,892)	(3,631)
Other income (expense):
Interest income	4,140	1,845
Interest expense	(5,819)	(2,666)
Other income (expense), net	2,978	(842)
Loss before income taxes	(15,593)	(5,294)
Income tax provision (benefit)	(36)	321
Net loss	$(15,557)	$(5,615)
Net loss attributable to redeemable non-controlling interest	388	—
Net loss attributable to New Relic	$(15,169)	$(5,615)
Net loss attributable to New Relic per share, basic and diluted	$(0.26)	$(0.10)
Weighted-average shares used to compute net loss per share, basic and diluted	57,944	56,183
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net loss attributable to New Relic	$(15,169)	$(5,615)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	1,496	54
Comprehensive loss	$(13,673)	$(5,561)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at April 1, 2019	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630
Issuance of common stock upon exercise of stock options	84	—	2,271	—	—	—	—	2,271
Issuance of common stock for vested restricted stock units	205	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,503	—	—	—	—	21,503
Other comprehensive income, net	—	—	—	—	—	1,496	—	1,496
Net loss attributable to New Relic	—	—	—	—	—	—	(15,169)	(15,169)
Balance at June 30, 2019	58,655	$58	$678,533	260	$(263)	$2,141	$(320,738)	$359,731

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at April 1, 2018	56,213	$56	$521,119	260	$(263)	$(324)	$(305,484)	$215,104
Issuance of common stock upon exercise of stock options	324	1	5,818	—	—	—	—	5,819
Issuance of common stock for vested restricted stock units	221	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,219	—	—	—	—	11,219
Other comprehensive income, net	—	—	—	—	—	54	—	54
Net loss attributable to New Relic	—	—	—	—	—	—	(5,615)	(5,615)
Equity component of convertible senior notes, net of issuance costs	—	—	100,136	—	—	—	—	100,136
Purchase of capped calls	—	—	(63,182)	—	—	—	—	(63,182)
Cumulative effect adjustment for ASU 2014-09 adoption	—	—		—	—	—	40,813	40,813
Balance at June 30, 2018	56,758	$57	$575,110	260	$(263)	$(270)	$(270,286)	$304,348

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss attributable to New Relic	$(15,169)	$(5,615)
Net loss attributable to redeemable non-controlling interest (Note 3)	(388)	—
Net loss:	$(15,557)	$(5,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,170	12,201
Stock-based compensation expense	21,188	11,027
Amortization of debt discount and issuance costs	5,165	2,340
Gain on lease modification	(3,006)	—
Other	(2,477)	842
Changes in operating assets and liabilities:
Accounts receivable, net	36,432	40,123
Prepaid expenses and other assets	459	933
Deferred contract acquisition costs	(9,819)	(7,444)
Lease right-of-use assets	14,923	—
Accounts payable	2,532	1,116
Accrued compensation and benefits and other liabilities	523	1,506
Lease liabilities	(13,806)	—
Deferred revenue	(16,211)	(7,157)
Deferred rent	—	512
Net cash provided by operating activities	36,516	50,384
Cash flows from investing activities:
Purchases of property and equipment	(16,234)	(7,040)
Purchases of short-term investments	(149,102)	(76,179)
Proceeds from sale and maturity of short-term investments	121,330	25,800
Capitalized software development costs	(1,383)	(1,850)
Net cash used in investing activities	(45,389)	(59,269)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	—	488,669
Purchase of capped call related to convertible senior notes	—	(63,182)
Proceeds from exercise of employee stock options	2,271	5,794
Net cash provided by financing activities	2,271	431,281
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,602)	422,396
Cash, cash equivalents and restricted cash at beginning of period	243,161	140,681
Cash, cash equivalents and restricted cash at end of period	$236,559	$563,077
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$1,432	$213
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$9,593	$1,168
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
Basis of Presentation —These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC on May 15, 2019 (the “Annual Report”).
In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim period, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2020. The condensed consolidated balance sheet as of March 31, 2019 included herein was derived from the audited financial statements as of that date.
Use of Estimates—The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of share-based awards, fair value of purchased intangible assets and goodwill, fair value of debt and equity components related to the 0.5% convertible senior notes due 2023 (the “Notes”), whether an arrangement is or contains a lease, the discount rate used for operating leases, useful lives of purchased intangible assets, unrecognized tax benefits, expected benefit period for deferred commissions and the capitalization and estimated useful life of the Company’s software development costs.
These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of June 30, 2019 and March 31, 2019. There were no customers that individually exceeded 10% of the Company’s revenue during the three months ended June 30, 2019 or 2018.

Summary of Significant Accounting Policies—Except for the accounting policies for operating leases that were updated as a result of adopting Accounting Standards Update (ASU) 2016-02, Leases, regarding Accounting Standards Codification Topic 842 (“ASC 842”), there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 15, 2019. See Note 9—Leases for a summary of the Company’s new accounting policies under ASC 842.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard will be effective for the Company in the fiscal year beginning April 1, 2020; early adoption is permitted in the fiscal year beginning April 1, 2019. The Company has not yet adopted ASU 2016-13 and is currently evaluating the effect the standard will have on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. This standard is effective for goodwill impairment tests performed by the Company in the fiscal year beginning April 1, 2020; early adoption is permitted. The Company has not yet adopted ASU 2017-04 and does not believe that this standard will have a material impact on its condensed consolidated financial statements or disclosures.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption permitted until fiscal year 2021 for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company has not yet adopted ASU 2018-13 and is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes current guidance related to accounting for leases. This new guidance requires lessees to recognize most leases on their balance sheets as lease right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842). The ASU provides an optional transition method that entities can use when adopting the standard and a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.
The new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted ASC 842 on April 1, 2019 using a modified retrospective method, under which financial results reported in periods prior to April 1, 2019 were not adjusted. The Company elected the package of transition practical expedients, which among other things, does not require reassessment of historical lease classifications of leases in place as of April 1, 2019.
The effect of adopting ASC 842 resulted in the recognition of lease right-of-use assets and corresponding lease liabilities on its condensed consolidated balance sheet. As of June 30, 2019, the aggregate balance of lease right-of-use assets and lease liabilities was $64.2 million and $71.6 million, respectively. The standard did not affect the Company’s condensed consolidated statement of operations or cash flows.
In June 2018, the FASB issued ASU 2018-07, regarding Compensation—Stock Compensation (Topic 718), which largely aligns the accounting for share-based compensation for non-employees with employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this standard on April 1, 2019. The adoption did not have a significant impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, regarding Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company adopted the standard on April 1, 2019. The adoption did not have a significant impact on its condensed consolidated financial statements.

2.    Business Combinations

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

The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.
Per the terms of the merger agreement, all share-based payment awards were accelerated and paid for in cash. The cash consideration paid for unvested share-based payment awards of $0.8 million was recognized as compensation expense separate from the business combination. The acquisition also included a holdback arrangement with certain employees of SignifAI, totaling approximately 152,840 shares of the Company’s common stock, contingent upon such employees’ continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $12.6 million and was excluded from the aggregate purchase price. These awards will be recognized as stock-based compensation expense over the remaining vesting period which ranges from 24 months to 36 months.
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

CoScale NV
On October 9, 2018, the Company acquired certain assets of CoScale NV (“CoScale”), a public limited liability company organized and existing under the laws of Belgium that provides solutions for monitoring the performance of software container environments for $6.3 million in cash. The Company held back approximately $0.9 million from the aggregate purchase price. Of the total purchase price, $2.9 million was allocated to acquired technology with an estimated useful life of three years, with the excess $3.4 million of the purchase price over the fair value of intangible assets acquired recorded as goodwill. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities, and is not deductible for tax purposes. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.

3.     Joint Venture

On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. Furthermore, under the terms of the agreement, the Company and the Investors have agreed to subscribe to additional shares by contributing additional funding of up to approximately $1.4 million (156,000,000 Japanese Yen) and approximately $0.9 million (104,000,000 Japanese Yen), respectively, on August 21, 2019. The additional funding amounts are fixed in Japanese Yen irrespective of any currency fluctuation. As of June 30, 2019, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.

All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of June 30, 2019, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0 at June 30, 2019.

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Balance as of April 1, 2019	$2,733
Investment by redeemable non-controlling interest	—
Net loss attributable to redeemable non-controlling interest	(388)
Balance as of June 30, 2019	$2,345

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$103,471	$—	$—	$103,471
Commercial paper	—	14,074	—	14,074
Short-term investments:
Certificates of deposit	—	20,535	—	20,535
Commercial paper	—	35,156	—	35,156
Corporate notes and bonds	—	29,908	—	29,908
U.S. treasury securities	445,583	—	—	445,583
U.S. government agencies	—	9,613	—	9,613
Restricted cash:
Money market funds	8,419	—	—	8,419
Total	$557,473	$109,286	$—	$666,759
Included in cash and cash equivalents				$117,545
Included in short-term investments				$540,795
Included in restricted cash				$8,419

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$133,239	$—	$—	$133,239
Commercial paper	—	9,973	—	9,973
Short-term investments:
Certificates of deposit	—	24,726	—	24,726
Commercial paper	—	37,071	—	37,071
Corporate notes and bonds	—	27,259	—	27,259
U.S. treasury securities	402,091	—	—	402,091
U.S. government agencies	—	19,225	—	19,225
Restricted cash:
Money market funds	8,805	—	—	8,805
Total	$544,135	$118,254	$—	$662,389
Included in cash and cash equivalents				$143,212
Included in short-term investments				$510,372
Included in restricted cash				$8,805

There were no transfers between fair value measurement levels during the three months ended June 30, 2019 and 2018.

Gross unrealized gains or losses for cash equivalents and short-term investments as of June 30, 2019 and March 31, 2019 were not significant. As of June 30, 2019 and March 31, 2019, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2019 and March 31, 2019 (in thousands):

	June 30, 2019	March 31, 2019
Due within one year	$271,141	$346,768
Due after one year and within three years	269,654	163,604
Total	$540,795	$510,372

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes

As of June 30, 2019, the fair value of the 0.50% convertible senior notes due 2023 (the “Notes”) was $480.8 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Deferred Commissions
The balances of deferred costs to obtain customer contracts were $55.6 million and $53.4 million as of June 30, 2019 and March 31, 2019, respectively. In the three months ended June 30, 2019 and 2018, amortization from amounts capitalized was $7.6 million and $7.4 million, respectively, and amounts expensed as incurred were $1.9 million and $1.5 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2019	March 31, 2019
Computers, software, and equipment	$11,522	$11,245
Site operation equipment	78,748	66,727
Furniture and fixtures	4,431	3,990
Leasehold improvements	45,128	40,541
Capitalized software development costs	44,730	43,063
Total property and equipment	184,559	165,566
Less: accumulated depreciation and amortization	(92,223)	(84,824)
Total property and equipment, net	$92,336	$80,742

Depreciation and amortization expense related to property and equipment was $8.1 million and $6.3 million for the three months ended June 30, 2019 and 2018, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such Notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.02 shares of our common stock, (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three months ended June 30, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three months ended June 30, 2019 and were classified as long-term debt for such period.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	June 30, 2019	March 31, 2019
Principal	$500,250	$500,250
Unamortized debt discount	(81,598)	(86,374)
Unamortized issuance costs	(7,550)	(7,939)
Net carrying amount	$411,102	$405,937

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Amortization of debt discount	$4,776	2,174
Amortization of issuance costs	389	167
Contractual interest expense	625	299
Total interest expense	$5,790	2,640

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

8.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the three months ended June 30, 2019.
Purchased intangible assets subject to amortization as of June 30, 2019 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$18,716	$(5,301)	$13,415

Purchased intangible assets subject to amortization as of March 31, 2019 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$18,716	$(4,861)	$13,855

Amortization expense of purchased intangible assets was $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively.
Estimated future amortization expense as of June 30, 2019 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2020	$1,057
2021	4,605
2022	4,119
2023	3,634
$13,415

9.     Leases
The Company leases office space under non-cancelable operating leases, which expire from 2019 to 2028. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.
Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As these leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company considers information including, but not limited to, the lease term, the Company's credit rating and interest rates of similar debt instruments with comparable credit ratings. The lease right-of-use assets are also increased by any lease prepayments made and reduced by any lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain that the Company will exercise the extension option.

The Company’s operating leases typically include nonlease components such as common-area maintenance costs. The Company has elected to include nonlease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Nonlease components that are not fixed are expensed as incurred as variable lease payments.
Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheet.
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

June 30, 2019
Assets
Lease right-of-use-assets	$64,177
Liabilities
Lease liabilities	$7,361
Lease liabilities, non-current	64,283
Total operating lease liabilities	$71,644

As of June 30, 2019, the weighted average remaining lease term was 7.3 years and the weighted average discount rate was 6.7%.
The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

Three Months Ended June 30, 2019
Operating lease expense	$3,996
Short-term lease expense	221
Variable lease expense	745
Rent expense for operating leases was $3.8 million for the three months ended June 30, 2018.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,893
Operating lease assets obtained in exchange for new lease liabilities	1,429

As of June 30, 2019, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2020 (remaining nine months)	$8,520
2021	12,665
2022	11,960
2023	12,323
2024	11,418
2025	9,777
Thereafter	24,774
Total operating lease payments	$91,437
Less imputed interest	(19,793)
Total operating lease liabilities	$71,644

The table above excludes future payments of $6.6 million related to signed leases that have not yet commenced. These operating leases are expected to commence during 2019 and 2020 with lease terms of 1.3 to 8.0 years.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, and under previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on its operating leases, as of March 31, 2019, are as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2020	$16,374
2021	16,155
2022	15,620
2023	16,105
2024	13,484
Thereafter	32,849
Total minimum future lease payments	$110,587

10.    Commitments and Contingencies

Purchase Commitments—As of June 30, 2019 and March 31, 2019, the Company had purchase commitments of $36.9 million and $33.5 million, respectively, primarily related to data center, cloud and hosting services.
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

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the three months ended June 30, 2019 and 2018, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.2 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there were 2,773,989 shares available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2019, there were 13,348,169 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option and RSU award activities for the three months ended June 30, 2019 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2019	2,751	$35.10	6.3	$176,002	2,419	$76.34	3.0	$238,734
Stock options granted	220	100.25
RSUs granted					279	99.67
Stock options exercised	(84)	26.90		5,969
RSUs vested					(205)	54.11
Stock options canceled/forfeited	(26)	72.89
RSUs canceled/forfeited					(119)	73.25
Outstanding - June 30, 2019	2,861	$40.00	6.3	$141,440	2,374	$81.16	2.8	$205,381

Stock-Based Compensation Expense—Stock-based compensation expense was $21.2 million and $11.0 million for the three months ended June 30, 2019 and 2018, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Cost of revenue	$1,222	$693
Research and development	7,028	3,263
Sales and marketing	9,059	4,790
General and administrative	3,879	2,281
Total stock-based compensation expense	$21,188	$11,027

As of June 30, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock options was $28.6 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of June 30, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock units was $177.4 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

12.    Deferred Revenue and Performance Obligations
During the three months ended June 30, 2019 and 2018, $107.8 million and $78.5 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively.
The aggregate balance of remaining performance obligations as of June 30, 2019 was $492.6 million. The Company expects to recognize more than 94% of the balance as revenue in the next 24 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

13.    Income Taxes
 The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax benefit of $36 thousand and income tax provision of $321 thousand for the three months ended June 30, 2019 and 2018, respectively related to foreign income taxes and state minimum taxes. Based on the available objectively verifiable evidence during the three months ended June 30, 2019, the Company believes it is more likely than not that the tax benefits of the U.S. losses and New Relic K.K losses incurred during the three months ended June 30, 2019 may not be realized. Accordingly, the Company did not record the tax benefits for U.S. losses and New Relic K.K losses incurred during the three months ended June 30, 2019. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The primary differences between the effective tax rate and the statutory tax rate relate to the change of valuation allowance, the effects of stock-based compensation and research tax credits.

14.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three months ended June 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of June 30, 2019. The Company expects to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2019	2018
Numerator:
Net loss attributable to New Relic	$(15,169)	$(5,615)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	57,944	56,183
Net loss attributable to New Relic per share—basic and diluted	$(0.26)	$(0.10)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2019	2018
Options to purchase common stock	2,861	2,943
Restricted stock units	2,374	1,904
ESPP shares	77	71
	5,312	4,918

15.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2019	2018
United States	$96,607	$74,071
EMEA	25,168	19,944
APAC	12,121	8,354
Other	7,114	5,852
Total revenue	$141,010	$108,221

Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2019 and March 31, 2019.

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
We have grown rapidly in recent periods, with revenue for the three months ended June 30, 2019 and 2018 of $141.0 million and $108.2 million, respectively, representing year-over-year growth of 30%. We expect that the rate of growth in our revenue will continue to decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $15.2 million and $5.6 million for the three months ended June 30, 2019 and 2018, respectively. Our accumulated deficit as of June 30, 2019 was $320.7 million
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 9%, and 5%, respectively, of our revenue for the three months ended June 30, 2019, and 18%, 8%, and 5%, respectively, of our revenue for the three months ended June 30, 2018. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,795 employees as of June 30, 2019 from 1,393 as of June 30, 2018 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.

Factors Affecting Our Performance
Market Adoption of Our Products. We continue to define a category of enterprise software that is designed to make every aspect of modern software and infrastructure observable. Our success, including our rate of customer expansions and renewals, is dependent on the market adoption of this category of software, the market for which is rapidly evolving, significantly fragmented, and highly competitive. For the foreseeable future, we expect that our revenue growth will be primarily driven by the pace of adoption and penetration of our products and we will incur significant expenses associated with educating the market about the benefits of our products.
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
Investment in Sales and Marketing. We expect to continue to invest aggressively in sales and marketing to drive additional revenue. Any investments that we make in sales and marketing will occur in advance of our experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources. As we continue to focus sales and marketing investments primarily towards large organizations, this may require more of our resources. In addition, we expect our sales cycle to be longer and less predictable with respect to larger customers, which may delay realization of future sales. We also intend to increase our sales and marketing investment in international markets, and those markets may take longer and be more costly to develop than the U.S. market.

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts with Annual Recurring Revenue over $100,000. We believe that our number of paid business accounts with annual recurring revenue over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 881 paid business accounts with annual recurring revenue over $100,000 as of June 30, 2019, which was a 17.8% increase compared to 748 as of June 30, 2018. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. This growth rate has decreased in recent periods and we expect the growth rate at which we add paid business accounts with annual recurring revenue over $100,000 to continue to decrease over time as a result of deeper penetration into the enterprise market.
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
Our percentage of annualized recurring revenue from enterprise paid business accounts was 62% as of June 30, 2019, compared to 55% as of June 30, 2018. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to continue to increase over time.

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
Our annualized revenue per average paid business account for the quarter ended June 30, 2019 grew to over $33,000, which was an increase of 32.0% compared to over $25,000 for the quarter ended June 30, 2018. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced an increase in the rate of growth of our annualized revenue per average paid business account year-over-year but we expect this rate to decrease over time as our business scales and we introduce alternative pricing options for our products.
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
Our annualized dollar-based net expansion rate declined to 109.3% for the three-month period ended June 30, 2019 from 118.4% for the three month period ended June 30, 2018. We saw a lower amount of upsell activity relative to our total installed base than the comparable period in the prior year, which had a moderating effect on our annualized dollar-based net expansion rate.

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
Further, in the past, we have experienced end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter. Our transactions vary by quarter, and within each quarter, a significant portion of our transactions typically close in the last two weeks of that quarter. If we are unable to close one or more large individual transactions in a particular period, or if an expected transaction is delayed until a subsequent period, we expect that our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be harmed.
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
Other Income (Expense)
Other income (expense) consists primarily of interest income, interest expense, foreign exchange gains and losses, and gains on lease modifications.

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,
	2019	2018

	(in thousands, except per share amounts)
Revenue	$141,010	$108,221
Cost of revenue (1)	23,613	17,050
Gross profit	117,397	91,171
Operating expenses:
Research and development (1)	34,339	22,603
Sales and marketing (1)	76,850	57,488
General and administrative (1)	23,100	14,711
Total operating expenses	134,289	94,802
Loss from operations	(16,892)	(3,631)
Other income (expense):
Interest income	4,140	1,845
Interest expense	(5,819)	(2,666)
Other income (expense), net	2,978	(842)
Loss before income taxes	(15,593)	(5,294)
Income tax provision (benefit)	(36)	321
Net loss	$(15,557)	$(5,615)
Net loss attributable to redeemable non-controlling interest	388	—
Net loss attributable to New Relic	$(15,169)	$(5,615)
Net loss attributable to New Relic per share, basic and diluted	$(0.26)	$(0.10)
Weighted-average shares used to compute net loss per share, basic and diluted	57,944	56,183

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2019	2018

	(in thousands)
Cost of revenue	$1,222	$693
Research and development	7,028	3,263
Sales and marketing	9,059	4,790
General and administrative	3,879	2,281
Total stock-based compensation expense	$21,188	$11,027

	Three Months Ended June 30,
	2019	2018

	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	17	16
Gross profit	83	84
Operating expenses:
Research and development (1)	24	21
Sales and marketing (1)	55	53
General and administrative (1)	16	14
Total operating expenses	95	88
Loss from operations	(12)	(4)
Other income (expense):
Interest income	3	2
Interest expense	(4)	(2)
Other income (expense), net	2	(1)
Loss before income taxes	(11)	(5)
Income tax provision (benefit)	—	—
Net loss	(11%)	(5%)
Net loss attributable to redeemable non-controlling interest	—	—
Net loss attributable to New Relic	(11)%	(5)%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2019	2018

	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	5	3
Sales and marketing	6	4
General and administrative	3	2
Total stock-based compensation expense	15%	10%
Revenue

	Three Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
United States	$96,607	$74,071	$22,536	30%
EMEA	25,168	19,944	5,224	26
APAC	12,121	8,354	3,767	45
Other	7,114	5,852	1,262	22
Total revenue	$141,010	$108,221	$32,789	30%
Total revenue increased $32.8 million, or 30%, in the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily due to an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $5.2 million, or 26%, in the three months ended June 30, 2019 compared to the same period of 2018, and our revenue from APAC increased $3.8 million, or 45%, in the three months ended June 30, 2019 compared to the same period of 2018, as a result of new paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue	$23,613	$17,050	$6,563	38%
Cost of revenue increased $6.6 million, or 38%, in the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in depreciation expense and amortization expense of $2.5 million, increased personnel-related costs increased of $2.1 million, driven by higher headcount, and increased hosting-related costs and payment processing fees increased of $2.0 million, primarily due to increased operating costs to support revenue growth.
Research and Development

	Three Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Research and development	$34,339	$22,603	$11,736	52%
Research and development expenses increased $11.7 million, or 52%, in the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $11.4 million driven by an increase in headcount. The remaining increase was due to an increase in travel expenses of $0.3 million.
Sales and Marketing

	Three Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$76,850	$57,488	$19,362	34%
Sales and marketing expenses increased $19.4 million, or 34%, in the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase of personnel-related costs of $18.4 million, driven by higher headcount and an increase of sales commissions due to revenue growth. The remaining increase was due to an increase in travel expenses of $1.3 million. The overall increase was partially offset by a $0.3 million decrease in expenses related to marketing programs.
General and Administrative

	Three Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
General and administrative	$23,100	$14,711	$8,389	57%
General and administrative expenses increased $8.4 million, or 57%, in the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $6.0 million, driven by an increase in headcount, and a $1.8 million increase in legal, tax, and accounting fees. The remaining increase was due to a $0.5 million increase in software subscription expenses and a $0.1 million increase in travel expenses.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Other income (expense)	$1,299	$(1,663)	$2,962	178%
Other income (expense), net increased by $3.0 million in the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily due to a $3.0 million lease modification gain and a $2.8 million increase in interest income earned on higher cash and short-term investment balances, partially offset by a $2.8 million increase in interest expense related to the 0.50% convertible senior notes due 2023, or the Notes.

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our condensed consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans and (5) amortization of debt discount and issuance costs, and in certain periods (6) the transaction costs related to acquisitions (7) lawsuit litigation cost and other expense and (8) gain or loss from lease modification. We use non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations and a reconciliation of GAAP net loss to non-GAAP net income (loss) attributable to New Relic.
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
Amortization of purchased intangibles and transaction costs related to acquisitions. We view amortization of purchased intangible assets as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are evaluated for impairment regularly, amortization of the cost of purchased intangibles is an expense that is not typically affected by operations during any particular period. Similarly, we view acquisition-related expenses as events that are not necessarily reflective of operational performance during a period.
Lawsuit litigation cost and other expense. We may from time to time incur charges or benefits related to litigation that are outside of the ordinary course of our business. We believe it is useful to exclude such charges or benefits because we do not consider such amounts to be part of the ongoing operation of our business and because of the singular nature of the claims underlying the matter.
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
Amortization of debt discount and issuance costs. In May 2018, we issued $500.25 million of Notes, which bear interest at an annual fixed rate of 0.5%. The effective interest rate of the Notes was 5.74%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, and debt issuance costs, which reduce the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. The expense for the amortization of debt discount and debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.
Gain or loss from lease modification. We may incur a gain or loss from modification related to lease agreements. We believe it is useful to exclude such charges or benefits because we do not consider such amounts to be part of the ongoing operation of our business and because of the singular nature of benefit or charge from such events.
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
The following tables present our non-GAAP income from operations and our non-GAAP net income attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income attributable to New Relic for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
GAAP loss from operations	$(16,892)	$(3,631)
Plus: Stock-based compensation expense	21,188	11,027
Plus: Amortization of purchased intangibles	440	197
Plus: Amortization of stock-based compensation capitalized in software development costs	207	189
Plus: Lawsuit litigation cost and other expense	1,521	—
Plus: Employer payroll tax on employee equity incentive plans	918	935
Non-GAAP income from operations	$7,382	$8,717

	Three Months Ended June 30,
	2019	2018
GAAP net loss attributable to New Relic	$(15,169)	$(5,615)
Plus: Stock-based compensation expense	21,188	11,027
Plus: Amortization of purchased intangibles	440	197
Plus: Amortization of stock-based compensation capitalized in software development costs	207	189
Plus: Lawsuit litigation cost and other expense	1,521	—
Plus: Employer payroll tax on employee equity incentive plans	918	935
Plus: Amortization of debt discount and issuance costs	5,165	2,340
Less: Gain on lease modification	(3,006)	—
Non-GAAP net income attributable to New Relic	$11,264	$9,073
Non-GAAP income from operations and non-GAAP net income attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” We anticipate we will continue to generate non-GAAP income from operations and non-GAAP net income attributable to New Relic in future periods.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2019	2018

	(in thousands)
Cash provided by operating activities	$36,516	$50,384
Cash used in investing activities	(45,389)	(59,269)
Cash provided by financing activities	2,271	431,281
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,602)	$422,396
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
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, the timing and extent of spending to support our growth strategy, the continued market acceptance of our products, and competitive pressures. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. We may need to raise additional funds from equity or debt securities in order to meet those capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the three months ended June 30, 2019, cash provided by operating activities was $36.5 million as a result of a net loss of $15.6 million, adjusted by non-cash charges of $37.1 million and a change of $15.0 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $36.4 million decrease in accounts receivable, a $14.9 million decrease in lease right-of-use assets, a $2.5 million increase in accounts payable, a $0.5 million increase in accrued compensation and benefits and other liabilities, and a $0.5 million decrease in prepaid expenses and other current assets. This was partially offset by a $9.8 million increase in deferred contract acquisition costs, a $16.2 million decrease in deferred revenue and a $13.8 million decrease in lease liabilities.
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
Investing Activities
Cash used in investing activities during the three months ended June 30, 2019 was $45.4 million, primarily as a result of purchases of short-term investments of $149.1 million, purchases of property and equipment of $16.2 million, and increases in capitalization of software development costs of $1.4 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $121.3 million.
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

Financing Activities
Cash provided by financing activities during the three months ended June 30, 2019 was $2.3 million, which was the result of proceeds from the exercise of stock options.

Cash provided by financing activities during the three months ended June 30, 2018 was $431.3 million, primarily as a result of proceeds from the issuance of convertible senior notes of $488.7 million and proceeds from the exercise of stock options of $5.8 million. These were partially offset by the purchase of the capped call related to the convertible senior note issuance of $63.2 million.

Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 9 — Leases and Note 10 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2019 in our Annual Report.

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
Except for updates to our accounting policies related to the adoption of ASU 2016-02, Leases (Topic 842) (“ASC 842”), there have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2019 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 15, 2019.
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

Interest Rate Risk
We had cash and cash equivalents of $228.1 million as of June 30, 2019, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $8.4 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $540.8 million as of June 30, 2019, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Effective April 1, 2019, we adopted ASC 842 using the modified retrospective method, and recorded a balance sheet adjustment on the date of adoption. As a result, we implemented internal controls to ensure that we have adequately evaluated our lease agreements and properly assessed the impact of ASC 842 on our financial statements. We do not expect significant changes to our internal control over financial reporting due to the adoption of ASC 842. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On November 5, 2012, CA, Inc. filed suit against us in the United States District Court, Eastern District of New York for alleged patent infringement. CA, Inc.’s complaint claimed that certain aspects of our products infringe certain patents held by CA, Inc.  On July 20, 2019, we and Avago Technologies International Sales Pte. Limited, an affiliate of CA, Inc., entered into a settlement agreement pursuant to which the parties resolved, settled and released all claims related to the litigation without any admission by any party as to the merits of the other party’s claims.  The case was dismissed by the court on July 25, 2019.
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
We have a history of losses and we expect our revenue growth rate to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $15.2 million and $5.6 million in the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019, we had an accumulated deficit of $320.7 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
These investments may not result in increased revenue or growth of our business. Our revenue growth rate has declined in recent periods and we expect that it will continue to decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and to achieve and sustain profitability. If we fail to achieve and sustain profitability, our operating results and business would be harmed.
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
We have experienced significant growth in recent periods and our recent growth rates may not be indicative of our future growth. If we are not able to manage our growth and expansion, or if our business does not grow as we expect, our operating results may suffer. *
We have experienced significant growth in our customer adoption and have expanded and intend to continue to significantly expand our operations, including our domestic and international employee headcount. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure and we may not be able to sustain revenue growth consistent with recent periods, or at all.
To manage our growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

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

If we are not able to develop enhancements to our products, increase adoption and usage of our products, and introduce new products and capabilities that achieve market acceptance, our business could be harmed. *
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The success of any enhancement or new products depends on several factors, including timely completion, competitive pricing, adequate quality testing, introduction, integration with existing technologies and our platform, and market acceptance. Any products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. If we are unable to successfully enhance our existing products to meet customer requirements, increase adoption and usage of our products, or develop new products, our business and operating results will be harmed.
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
We have limited experience with respect to determining the optimal prices and pricing structures for our products. *
We expect that we may need to change our pricing model from time to time, including as a result of global economic conditions, reductions in our customers’ spending levels generally or changes in how computing infrastructure is broadly consumed. Similarly, as we introduce new products or services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business.
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the three months ended June 30, 2019, sales and marketing expenses represented 55% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
If we are unable to continue to increase the sales of our solutions to large enterprises while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer. *
Our growth strategy is dependent, in large part, upon the continued increase of sales to large enterprises. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our applications and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our applications, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment. In addition, if we are unable to close one or more large individual transactions in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be harmed.
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
Because users are able to configure our platform to collect and store confidential, personal or proprietary information, security concerns could result in additional cost and liability to us or inhibit sales of our products. *
Our operations involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, which customers might choose to have include some personally identifiable information. While we have developed systems and processes to protect the integrity, confidentiality and security of our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data. Any security breaches, computer malware, computer hacking, cyber-attacks, ransomware, phishing attacks and other social engineering schemes, denial or degradation of service attacks, unauthorized access or use, device theft, and other types of security incidents experienced by us or our third-party services providers, could expose us to a risk of loss of confidential, personal or proprietary information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for investigation, remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.
Cyber-attacks, intrusions and other malicious Internet-based activity, including by computer hackers, foreign governments and cyber terrorists, continue to increase generally as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If our products or security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Moreover, if a high-profile security breach occurs with respect to another cloud platform provider, our customers and potential customers may lose trust in the security of cloud platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
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
Changes in privacy and security laws, regulations, and standards may cause our business to suffer. *
We are subject to federal, state, and foreign laws, regulations and standards relating to the collection, use, retention, security, transfer and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and as a result implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, or foreign regulations could result in investigations and/or proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard, or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union, or EU. For example, the EU has adopted the General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018 and contains robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The global data protection landscape is rapidly evolving, resulting in possible significant operational costs for internal compliance and risk to our business. For example, we rely upon the EU-U.S. Privacy Shield framework and EU Standard Contractual Clauses (also called “Model Clauses”) in our data export agreements as legal bases for transferring personal data outside of the European Economic Arena, or EEA. Both of these frameworks are subject to ongoing review by governmental bodies and legal challenges which may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient. As a result, in the future we may need to take additional measures to ensure compliance with respect to our transfers of personal data outside of the EEA.
In addition to the GDPR, the European Commission also has another draft regulation in the approval process that focuses on a person’s right to conducting a private life (in contrast to GDPR, which focuses on protection of personal data). The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive.  However, the timeline for adoption and implementation remains unclear. The ePrivacy Regulation is expected to provide protections for those using communications services (for example, protections against online tracking technologies), impose enhanced consent requirements, and contain other requirements and obligations which may increase our compliance burden and negatively impact our product offerings and our relationships with our customers.
Complying with foreign data protection laws like the GDPR and the ePrivacy Regulation (when it becomes effective) may cause us to incur substantial operational costs or require us to change our business practices. Despite our compliance efforts, we may not be successful in achieving compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Any actual or perceived non-compliance could result in proceedings against us by governmental entities, customers, data subjects, or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area or protect a person’s privacy, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.
Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands require businesses to provide notice to customers following certain types of security breaches affecting personally identifiable information. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which is expected to take effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar privacy legislation has been proposed in a number of states and at the federal level. In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our or our customers’ businesses, may place additional burdens on us and our customers, which may further reduce demand for our subscriptions and harm our business.
Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, which could have an adverse effect on our business. Any inability by us to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies or our contracts governing our processing of personal information, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.
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
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. *
Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial or degradation of service attacks, computer viruses, natural disasters, terrorism, war, telecommunications and electrical failures, cyberattacks or other security related incidents. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and platform capabilities become more complex and our user traffic increases. If our products and platform capabilities are unavailable or if our users are unable to access our products and platform capabilities within a reasonable amount of time or at all, our business would be negatively affected. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the three months ended June 30, 2019, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area and the Portland area, where our headquarters and the majority of our research and development personnel are located, respectively, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and SaaS, applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2019, in the United States, we had five issued patents, fifteen patent applications pending, six trademark registrations, and two trademark applications. Concurrently, outside of the United States, we had six issued patents, two completed Patent Cooperation Treaty applications, fifteen patent applications pending, including four Patent Cooperation Treaty applications, eight trademark registrations, and fourteen trademark applications. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of June 30, 2019, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023, or the Notes. Our indebtedness may:

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
As of our fiscal year ended March 31, 2019, we had U.S. federal and state net operating losses of approximately $518.0 million and $270.0 million, respectively. Other than federal net operating losses arising in tax years beginning after December 31, 2017, the federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028 and 2022, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the 2017 federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
Weakened global economic conditions may harm our industry, business, and results of operations. *
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted in the past by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the decision by voters in the United Kingdom to leave the EU has resulted in significant and wide-ranging economic effects across multiple markets. The withdrawal of the United Kingdom from the EU will take effect on the earlier of the effective date of the withdrawal agreement or October 31, 2019, unless the United Kingdom opts to remain in the EU or the deadline is extended by the EU. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, undermine bilateral cooperation in key policy areas, significantly disrupt trade between the United Kingdom and the EU, and lead to a period of considerable uncertainty in relation to global financial and banking markets. In addition, a withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European Economic Area overall could be diminished or eliminated. As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our common stock. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us.
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
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through June 30, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results;

•	seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	Eighth Amendment to Lease by and between the Registrant and 111 SW 5th Avenue Investors LLC, dated as of June 26, 2019					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	August 6, 2019
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)