Form 10-Q
period 2019-09-30
NEW RELIC, INC.
filed 2019-11-06
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2019, there were 58,787,479 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our future financial performance, including our revenue, cost of revenue, gross profit, gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain GAAP (as defined below) and non-GAAP profitability;
•our key operating metrics;
•use and limitations of non-GAAP financial measures;
•the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditures, and liquidity needs;
•our ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to renew subscriptions;
•our growth strategy, including increasing usage within our installed base, addition of new customers, penetration of international markets, and expansion of our platform and capabilities;
•the evolution of technologies affecting our products and markets;
•our ability to innovate and provide a superior user experience and our intentions and strategy with respect thereto;
•our ability to successfully penetrate enterprise markets;
•our ability to successfully expand in our existing markets and into new markets, including international markets;
•the attraction and retention of key personnel;
•our ability to effectively manage our growth and future expenses;
•our ability to maintain, protect, and enhance our intellectual property rights;
•worldwide economic conditions and their impact on spending; and
•our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$242,407	$234,356
Short-term investments	529,068	510,372
Accounts receivable, net of allowance for doubtful accounts of $2,153 and $2,457, respectively	76,954	120,605
Prepaid expenses and other current assets	17,029	21,838
Deferred contract acquisition costs	29,331	27,161
Total current assets	894,789	914,332
Property and equipment, net	100,742	80,742
Restricted cash	5,658	8,805
Goodwill	41,512	41,512
Intangible assets, net	12,975	13,855
Deferred contract acquisition costs, non-current	26,349	26,218
Lease right-of-use assets	61,766	—
Other assets, non-current	6,580	4,763
Total assets	$1,150,371	$1,090,227
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$19,502	$10,249
Accrued compensation and benefits	22,805	23,537
Other current liabilities	14,057	14,572
Deferred revenue	233,176	267,000
Lease liabilities	7,780	—
Total current liabilities	297,320	315,358
Convertible senior notes, net	416,341	405,937
Lease liabilities, non-current	61,513	—
Deferred rent, non-current	—	11,025
Deferred revenue, non-current	39	4,597
Other liabilities, non-current	1,184	947
Total liabilities	776,397	737,864
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	2,814	2,733
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2019 and March 31, 2019; 59,036 shares and 58,366 shares issued at September 30, 2019 and March 31, 2019; and 58,776 shares and 58,106 shares outstanding at September 30, 2019 and March 31, 2019	59	58
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	708,761	654,759
Accumulated other comprehensive income	1,955	645
Accumulated deficit	(339,352)	(305,569)
Total stockholders’ equity	371,160	349,630
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,150,371	$1,090,227
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenue	$145,815	$114,896	$286,825	$223,117
Cost of revenue	25,149	18,447	48,762	35,497
Gross profit	120,666	96,449	238,063	187,620
Operating expenses:
Research and development	34,132	23,962	68,471	46,565
Sales and marketing	80,157	61,142	157,007	118,630
General and administrative	23,278	16,880	46,378	31,591
Total operating expenses	137,567	101,984	271,856	196,786
Loss from operations	(16,901)	(5,535)	(33,793)	(9,166)
Other income (expense):
Interest income	4,011	3,259	8,151	5,104
Interest expense	(5,888)	(5,597)	(11,707)	(8,263)
Other income (expense), net	315	(435)	3,293	(1,277)
Loss before income taxes	(18,463)	(8,308)	(34,056)	(13,602)
Income tax provision	660	225	624	546
Net loss	$(19,123)	$(8,533)	$(34,680)	$(14,148)
Net loss attributable to redeemable non-controlling interest	509	197	897	197
Net loss attributable to New Relic	$(18,614)	$(8,336)	$(33,783)	$(13,951)
Net loss attributable to New Relic per share, basic and diluted	$(0.32)	$(0.15)	$(0.58)	$(0.25)
Weighted-average shares used to compute net loss per share, basic and diluted	58,372	56,706	58,161	56,446
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to New Relic	$(18,614)	$(8,336)	$(33,783)	$(13,951)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(186)	(303)	1,310	(249)
Comprehensive loss	$(18,800)	$(8,639)	$(32,473)	$(14,200)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2019								Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	58,655	$58	$678,533	260	$(263)	$2,141	$(320,738)	$359,731	56,758	57	$575,110	260	$(263)	$(270)	$(270,286)	$304,348
Issuance of common stock upon exercise of stock options	37	—	783	—	—	—	—	783	131	—	3,198	—	—	—	—	3,198
Issuance of common stock for vested restricted stock units	227	1	(1)	—	—	—	—	—	227	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	117	—	5,933	—	—	—	—	5,933	83		4,887	—	—	—	—	4,887
Stock-based compensation expense	—	—	23,513	—	—	—	—	23,513	—	—	14,053	—	—	—	—	14,053
Other comprehensive loss, net	—	—	—	—	—	(186)	—	(186)	—	—	—	—	—	(303)	—	(303)
Net loss attributable to New Relic	—	—	—	—	—	—	(18,614)	(18,614)	—	—	—	—	—	—	(8,336)	(8,336)
Balance at end of period	59,036	$59	$708,761	260	$(263)	$1,955	$(339,352)	$371,160	57,199	$57	$597,248	260	$(263)	$(573)	$(278,622)	$317,847

	Six Months Ended September 30, 2019								Six Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630	56,213	56	$521,119	260	$(263)	$(324)	$(305,484)	$215,104
Issuance of common stock upon exercise of stock options	121	—	3,054	—	—	—	—	3,054	455	1	9,016	—	—	—	—	9,017
Issuance of common stock for vested restricted stock units	432	1	(1)	—	—	—	—	—	448	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	117	—	5,933	—	—	—	—	5,933	83	—	4,887	—	—	—	—	4,887
Stock-based compensation expense	—	—	45,016	—	—	—	—	45,016	—	—	25,272	—	—	—	—	25,272
Other comprehensive income (loss), net	—	—	—	—	—	1,310	—	1,310	—	—	—	—	—	(249)	—	(249)
Net loss attributable to New Relic	—	—	—	—	—	—	(33,783)	(33,783)	—	—	—	—	—	—	(13,951)	(13,951)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	—	—	100,136	—	—	—	—	100,136
Purchase of capped calls	—	—	—	—	—	—	—	—	—	—	(63,182)	—	—	—	—	(63,182)
Cumulative effect adjustment for ASU 2014-09 adoption	—	—	—	—	—	—	—	—	—	—	—	—	—	—	40,813	40,813
Balance at end of period	59,036	$59	$708,761	260	$(263)	$1,955	$(339,352)	$371,160	57,199	$57	$597,248	260	$(263)	$(573)	$(278,622)	$317,847

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss attributable to New Relic	$(33,783)	$(13,951)
Net loss attributable to redeemable non-controlling interest (Note 3)	(897)	(197)
Net loss:	$(34,680)	$(14,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,268	24,823
Stock-based compensation expense	44,546	24,860
Amortization of debt discount and issuance costs	10,404	7,292
Gain on lease modification	(3,006)	—
Other	(1,465)	588
Changes in operating assets and liabilities:
Accounts receivable, net	43,651	23,345
Prepaid expenses and other assets	368	724
Deferred contract acquisition costs	(18,038)	(17,415)
Lease right-of-use assets	17,512	—
Accounts payable	3,208	1,960
Accrued compensation and benefits and other liabilities	275	4,570
Lease liabilities	(16,157)	—
Deferred revenue	(38,382)	639
Deferred rent	—	976
Net cash provided by operating activities	45,504	58,214
Cash flows from investing activities:
Purchases of property and equipment	(31,570)	(14,255)
Purchases of short-term investments	(263,321)	(496,229)
Proceeds from sale and maturity of short-term investments	247,379	76,683
Capitalized software development costs	(3,053)	(3,062)
Net cash used in investing activities	(50,565)	(436,863)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	978	3,596
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	—	488,669
Purchase of capped call related to convertible senior notes	—	(63,182)
Proceeds from employee stock purchase plan	5,933	4,887
Proceeds from exercise of employee stock options	3,054	8,998
Net cash provided by financing activities	9,965	442,968
Net increase in cash, cash equivalents and restricted cash	4,904	64,319
Cash, cash equivalents and restricted cash at beginning of period	243,161	140,681
Cash, cash equivalents and restricted cash at end of period	$248,065	$205,000
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$1,894	$457
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$13,100	$6,878
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business and Summary of Significant Accounting Policies
Description of Business—New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company is a provider of an integrated, multi-tenant, cloud-based observability and analytics platform that enables users to collect, store and analyze massive amounts of data in real time.
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
In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim period, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2020. The condensed consolidated balance sheet as of March 31, 2019 included herein was derived from the audited financial statements as of that date.
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
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of September 30, 2019 or March 31, 2019. There were no customers that individually exceeded 10% of the Company’s revenue during the three or six months ended September 30, 2019 or 2018.

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
The effect of adopting ASC 842 resulted in the recognition of lease right-of-use assets and corresponding lease liabilities on the Company’s condensed consolidated balance sheet. As of June 30, 2019, the first quarter of adoption, the aggregate balance of lease right-of-use assets and lease liabilities was $64.2 million and $71.6 million, respectively. The standard did not affect the Company’s condensed consolidated statement of operations or cash flows.
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

3.  Joint Venture

On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the Investors initially contributed approximately $3.6 million ($396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of September 30, 2019, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.

All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of September 30, 2019, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0 at September 30, 2019.

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Balance as of April 1, 2019	$2,733
Investment by redeemable non-controlling interest	978
Net loss attributable to redeemable non-controlling interest	(897)
Balance as of September 30, 2019	$2,814

4.  Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2019 and March 31, 2019 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$126,909	$—	$—	$126,909
Commercial paper	—	6,793	—	6,793
Short-term investments:
Certificates of deposit	—	33,867	—	33,867
Commercial paper	—	15,883	—	15,883
Corporate notes and bonds	—	40,592	—	40,592
U.S. treasury securities	429,111	—	—	429,111
U.S. government agencies	—	9,615	—	9,615
Restricted cash:
Money market funds	5,658	—	—	5,658
Total	$561,678	$106,750	$—	$668,428
Included in cash and cash equivalents				$133,702
Included in short-term investments				$529,068
Included in restricted cash				$5,658

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$133,239	$—	$—	$133,239
Commercial paper	—	9,973	—	9,973
Short-term investments:
Certificates of deposit	—	24,726	—	24,726
Commercial paper	—	37,071	—	37,071
Corporate notes and bonds	—	27,259	—	27,259
U.S. treasury securities	402,091	—	—	402,091
U.S. government agencies	—	19,225	—	19,225
Restricted cash:
Money market funds	8,805	—	—	8,805
Total	$544,135	$118,254	$—	$662,389
Included in cash and cash equivalents				$143,212
Included in short-term investments				$510,372
Included in restricted cash				$8,805
There were no transfers between fair value measurement levels during the six months ended September 30, 2019 and 2018.

Gross unrealized gains or losses for cash equivalents and short-term investments as of September 30, 2019 and March 31, 2019 were not significant. As of September 30, 2019 and March 31, 2019, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2019 and March 31, 2019 (in thousands):

	September 30, 2019	March 31, 2019
Due within one year	$317,454	$346,768
Due after one year and within three years	211,614	163,604
Total	$529,068	$510,372
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes

As of September 30, 2019, the fair value of the 0.50% convertible senior notes due 2023 (the “Notes”) was $427.2 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.  Deferred Commissions
The balances of deferred costs to obtain customer contracts were $55.7 million and $53.4 million as of September 30, 2019 and March 31, 2019, respectively. In the three months ended September 30, 2019 and 2018, amortization from amounts capitalized was $8.1 million and $6.1 million, respectively. In the six months ended September 30, 2019 and 2018 amortization from amounts capitalized was $15.7 million and $11.8 million, respectively. In the three months ended September 30, 2019 and 2018 amounts expensed as incurred were $2.7 million and $1.7 million, respectively. In the six months ended September 30, 2019 and 2018 amounts expensed as incurred were $4.6 million and $3.2 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.  Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2019	March 31, 2019
Computers, software, and equipment	$12,476	$11,245
Site operation equipment	92,326	66,727
Furniture and fixtures	4,692	3,990
Leasehold improvements	38,050	40,541
Capitalized software development costs	46,451	43,063
Total property and equipment	193,995	165,566
Less: accumulated depreciation and amortization	(93,253)	(84,824)
Total property and equipment, net	$100,742	$80,742
Depreciation and amortization expense related to property and equipment was $12.5 million and $5.9 million for the three months ended September 30, 2019 and 2018, respectively, and $20.6 million and $12.2 million for the six months ended September 30, 2019 and 2018, respectively.

7. 0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such Notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the

Notes will initially be convertible into 9.02 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and six months ended September 30, 2019, the conditions allowing holders of the Notes to convert had not been met. The Notes were therefore not convertible during the three and six months ended September 30, 2019 and were classified as long-term debt for such period.
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
In accounting for the debt issuance costs of $11.6 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds of the Notes. Issuance costs attributable to the liability component were $9.2 million and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were $2.4 million and netted with the equity component in additional paid-in capital.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	September 30, 2019	March 31, 2019
Principal	$500,250	$500,250
Unamortized debt discount	(76,760)	(86,374)
Unamortized issuance costs	(7,149)	(7,939)
Net carrying amount	$416,341	$405,937
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Amortization of debt discount	$4,838	$4,593	$9,614	$6,767
Amortization of issuance costs	401	357	790	524
Contractual interest expense	626	625	1,251	924
Total interest expense	$5,865	$5,575	$11,655	$8,215

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $110.81 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $173.82 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce potential dilution to holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments New Relic is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $63.2 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital. The net impact related to stockholders’ equity has been included in additional paid-in capital and was a result of the issuance costs of $2.4 million and the purchase of capped calls noted above in the amount of $63.2 million.

8.  Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the six months ended September 30, 2019.
Purchased intangible assets subject to amortization as of September 30, 2019 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$18,716	$(5,741)	$12,975

Purchased intangible assets subject to amortization as of March 31, 2019 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$18,716	$(4,861)	$13,855
Amortization expense of purchased intangible assets was $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.4 million for the six months ended September 30, 2019 and 2018.
Estimated future amortization expense as of September 30, 2019 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2020 (remaining six months)	$617
2021	4,605
2022	4,119
2023	3,634
$12,975

9.  Leases
The Company leases office space under non-cancelable operating leases, which expire from 2020 to 2028. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.
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
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

September 30, 2019
Assets
Lease right-of-use-assets	$61,766
Liabilities
Lease liabilities	$7,780
Lease liabilities, non-current	61,513
Total operating lease liabilities	$69,293
As of September 30, 2019, the weighted average remaining lease term was 7.2 years and the weighted average discount rate was 6.7%.
The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease expense	$3,674	$7,670
Short-term lease expense	311	532
Variable lease expense	645	1,390
Rent expense for operating leases was $3.8 million and $7.6 million for the three and six months ended September 30, 2018, respectively.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$6,212
Operating lease assets obtained in exchange for new lease liabilities	1,586
As of September 30, 2019, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2020 (remaining six months)	$5,453
2021	12,701
2022	11,846
2023	12,207
2024	11,300
2025	9,710
Thereafter	24,562
Total operating lease payments	$87,779
Less imputed interest	(18,486)
Total operating lease liabilities	$69,293
The table above excludes future payments of $6.5 million related to signed leases that have not yet commenced. These operating leases are expected to commence during 2020 with lease terms of 7.5 to 8.0 years.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, and under previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on its operating leases, as of March 31, 2019, were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2020	$16,374
2021	16,155
2022	15,620
2023	16,105
2024	13,484
Thereafter	32,849
Total minimum future lease payments	$110,587

10. Commitments and Contingencies

Purchase Commitments—As of September 30, 2019 and March 31, 2019, the Company had purchase commitments of $36.5 million and $33.5 million, respectively, primarily related to data center, cloud and hosting services.
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

11. Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the six months ended September 30, 2019, 117,115 shares of common stock were purchased under the ESPP. For the six months ended September 30, 2018, 82,851 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.5 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $2.7 million and $1.5 million for the six months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there were 2,656,874 shares available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2019, there were 13,162,855 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option and RSU award activities for the six months ended September 30, 2019 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2019	2,751	$35.10	6.3	$176,002	2,419	$76.34	3.0	$238,734
Stock options granted	273	91.94
RSUs granted					521	82.25
Stock options exercised	(121)	25.22		7,872
RSUs vested					(432)	61.85
Stock options canceled/forfeited	(43)	67.87
RSUs canceled/forfeited					(212)	75.54
Outstanding - September 30, 2019	2,860	$40.45	5.6	$85,051	2,296	$80.48	2.7	$141,140
Stock-Based Compensation Expense—Stock-based compensation expense was $23.4 million and $13.8 million for the three months ended September 30, 2019 and 2018, respectively, and $44.5 million and $24.9 million for the six months ended September 30, 2019 and 2018, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,300	$895	$2,522	$1,588
Research and development	7,434	3,858	14,462	7,121
Sales and marketing	10,533	6,028	19,592	10,818
General and administrative	4,091	3,052	7,970	5,333
Total stock-based compensation expense	$23,358	$13,833	$44,546	$24,860
As of September 30, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock options was $26.6 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of September 30, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock units was $166.8 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

12. Deferred Revenue and Performance Obligations
During the three months ended September 30, 2019 and 2018, $113.1 million and $83.2 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively, and $183.2 million and $131.5 million during the six months ended September 30, 2019 and 2018, respectively.
The aggregate unrecognized transaction price of remaining performance obligations as of September 30, 2019 was $465.1 million. The Company expects to recognize more than 96% of the balance as revenue in the next 24 months following September 30, 2019 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

13. Income Taxes
 The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.7 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and an income tax provision of $0.6 million and $0.5 million for the six months ended September 30, 2019 and 2018, respectively, related to foreign income taxes and state minimum taxes. Based on the available objectively verifiable evidence during the three and six months ended September 30, 2019, the Company believes it is more likely than not that the tax benefits of the U.S. losses and New Relic K.K losses incurred during the three and six months ended September 30, 2019 may not be realized. Accordingly, the Company did not record the tax benefits for U.S. losses and New Relic K.K losses incurred during the three and six months ended September 30, 2019. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The primary differences between the effective tax rate and the statutory tax rate relate to the change of valuation allowance, the effects of stock-based compensation and research tax credits.

14. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and six months ended September 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of September 30, 2019. The Company expects to settle the principal amount of the Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to New Relic	$(18,614)	$(8,336)	$(33,783)	$(13,951)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	58,372	56,706	58,161	56,446
Net loss attributable to New Relic per share—basic and diluted	$(0.32)	$(0.15)	$(0.58)	$(0.25)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2019	2018
Options to purchase common stock	2,860	3,037
Restricted stock units	2,296	2,092
ESPP shares	55	26
	5,211	5,155

15. Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
United States	$99,264	$78,297	$195,871	$152,368
EMEA	25,735	21,271	50,903	41,215
APAC	13,027	9,116	25,148	17,470
Other	7,789	6,212	14,903	12,064
Total revenue	$145,815	$114,896	$286,825	$223,117
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2019 and March 31, 2019.

16. Subsequent Event
On October 31, 2019, the Company acquired certain assets of IOpipe, Inc., a company that provides monitoring tools for serverless applications, for $5.1 million in cash. The Company will hold back $850 thousand from the aggregate purchase price. The Company expects to record goodwill arising from the acquisition. The amount of goodwill is not expected to be deductible for tax purposes. The fair value of intangible assets and acquired assets and liabilities will be determined as of the acquisition date but are still being evaluated as of the date of this report.

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

Overview
New Relic is a strategic observability platform that companies use to monitor, manage, and operate their digital businesses. Our mission is to instrument, measure, and improve the Internet to help our customers create more perfect software, experiences, and businesses. Our observability platform and suite of products enables users to collect, store, and analyze massive amounts of data in real time.
We offer our customers a fully integrated software solution that provides visibility into every layer of the modern software stack, from infrastructure to the end-user experience, with an application-centric perspective. We believe that the application tier is the most strategic layer for delivering business value in modern software stacks, since the application is closest to the end-user. Our cloud-based observability platform is open and connected, with out-of-the-box curated experiences for our customers, enabling them to scale to meet the ever-changing needs of their business. In addition, our platform is programmable, which allows users to go beyond our curated experiences to build specific use cases with their data as well.
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
We have grown rapidly in recent periods, with revenue for the three months ended September 30, 2019 and 2018 of $145.8 million and $114.9 million, respectively, representing year-over-year growth of 27%. For the six months ended September 30, 2019 and 2018, our revenue was $286.8 million and $223.1 million, respectively, representing year-over-year growth of 29%. We expect that the rate of growth in our revenue will continue to decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $18.6 million and $8.3 million for the three months ended September 30, 2019 and 2018, respectively, and $33.8 million and $14.0 million for the six months ended September 30, 2019 and 2018, respectively. Our accumulated deficit as of September 30, 2019 was $339.4 million
Internationally, we currently offer our products in Europe, Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 9%, and 5%, respectively, of our revenue for the three months ended September 30, 2019, and 19%, 8%, and 5%, respectively, of our revenue for the three months ended September 30, 2018. Our revenue from those regions constituted 18%, 9% and 5%, respectively, of our revenue for the six months ended September 30, 2019, and 18%, 8%, and 5%, respectively, of our revenue for the six months ended September 30, 2018. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 1,949 employees as of September 30, 2019 from 1,519 as of September 30, 2018 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
Factors Affecting Our Performance
Market Adoption of Our Products. We continue to define a category of enterprise software that is designed to make every aspect of modern software and infrastructure observable. Our success, including our rate of customer expansions and renewals, is dependent on the market adoption of this category of software, the market for which is rapidly evolving, significantly fragmented, and highly competitive. With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, competition has intensified and we expect competition to intensify in the future. For the foreseeable future, we expect that our revenue growth will be primarily driven by the pace of adoption and penetration of our products and we will incur significant expenses associated with educating the market about the benefits of our products.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts with Annual Recurring Revenue over $100,000. We believe that our number of paid business accounts with annual recurring revenue over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, including our market penetration of larger mid-market and enterprise customers, as well as deeper penetration into our existing customer base. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We define annual recurring revenue as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 906 paid business accounts with annual recurring revenue over $100,000 as of September 30, 2019, which was a 15.3% increase compared to 786 as of September 30, 2018. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. This growth rate has decreased in recent periods and we expect the growth rate at which we add paid business accounts with annual recurring revenue over $100,000 to continue to decrease over time as a result of deeper penetration into the enterprise market.
Percentage of Annualized Recurring Revenue from Enterprise Paid Business Accounts. We believe that our ability to increase the percentage of annualized recurring revenue from enterprise paid business accounts relative to our overall business is an important indicator of our success with respect to our focus in recent periods to improve our market penetration with enterprise companies. We define an enterprise paid business account as a paid business account that we measure to have over 1,000 employees. Growth or reduction reflected in this figure would include, in addition to the acquisition, loss or consolidation of enterprise paid business accounts, any changes we make to the categorization of existing paid business accounts, for example to reflect that they have expanded beyond the employee threshold and have thus become an enterprise paid business account, which we review periodically.

Our percentage of annualized recurring revenue from enterprise paid business accounts was 62% as of September 30, 2019, compared to 56% as of September 30, 2018. We expect the percentage of annualized recurring revenue from enterprise paid business accounts to continue to increase over time.
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
Our annualized revenue per average paid business account for the quarter ended September 30, 2019 grew to over $34,500, which was an increase of 30.2% compared to over $26,500 for the quarter ended September 30, 2018. We believe this increase reflects our continued focus on larger mid-market and enterprise customers. We have experienced an increase in the rate of growth of our annualized revenue per average paid business account year-over-year but we expect this rate to decrease over time as our business scales and we introduce alternative pricing options for our products.
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
Our annualized dollar-based net expansion rate declined to 112.4% for the three-month period ended September 30, 2019 from 123.7% for the three-month period ended September 30, 2018, as a result of lower amount of upsell activity relative to our total installed base than the comparable period in the prior year.

Key Components of Results of Operations
Revenue
We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time had been relatively low. Due to the increase of sales to large enterprises, which we generally invoice less frequently, our deferred revenue has increased in absolute terms over time. As our business scales, the rate of growth in our deferred revenue has declined and we expect this rate will continue to decline over time. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except per share amounts)
Revenue	$145,815	$114,896	$286,825	$223,117
Cost of revenue (1)	25,149	18,447	48,762	35,497
Gross profit	120,666	96,449	238,063	187,620
Operating expenses:
Research and development (1)	34,132	23,962	68,471	46,565
Sales and marketing (1)	80,157	61,142	157,007	118,630
General and administrative (1)	23,278	16,880	46,378	31,591
Total operating expenses	137,567	101,984	271,856	196,786
Loss from operations	(16,901)	(5,535)	(33,793)	(9,166)
Other income (expense):
Interest income	4,011	3,259	8,151	5,104
Interest expense	(5,888)	(5,597)	(11,707)	(8,263)
Other income (expense), net	315	(435)	3,293	(1,277)
Loss before income taxes	(18,463)	(8,308)	(34,056)	(13,602)
Income tax provision	660	225	624	546
Net loss	$(19,123)	$(8,533)	$(34,680)	$(14,148)
Net loss attributable to redeemable non-controlling interest	509	197	897	197
Net loss attributable to New Relic	$(18,614)	$(8,336)	$(33,783)	$(13,951)
Net loss attributable to New Relic per share, basic and diluted	$(0.32)	$(0.15)	$(0.58)	$(0.25)
Weighted-average shares used to compute net loss per share, basic and diluted	58,372	56,706	58,161	56,446

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$1,300	$895	$2,522	$1,588
Research and development	7,434	3,858	14,462	7,121
Sales and marketing	10,533	6,028	19,592	10,818
General and administrative	4,091	3,052	7,970	5,333
Total stock-based compensation expense	$23,358	$13,833	$44,546	$24,860

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	17	16	17	16
Gross profit	83	84	83	84
Operating expenses:
Research and development (1)	23	21	24	21
Sales and marketing (1)	56	53	55	53
General and administrative (1)	16	15	16	14
Total operating expenses	95	89	95	88
Loss from operations	(12)	(5)	(12)	(4)
Other income (expense):
Interest income	3	3	3	2
Interest expense	(4)	(5)	(4)	(4)
Other income (expense), net	—	—	1	(1)
Loss before income taxes	(13)	(7)	(12)	(7)
Income tax provision	—	—	—	—
Net loss	(13)%	(7)%	(12)%	(7)%
Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net loss attributable to New Relic	(13)%	(7)%	(12)%	(7)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	5	3	5	3
Sales and marketing	7	5	7	5
General and administrative	3	3	3	2
Total stock-based compensation expense	16%	12%	16%	11%

Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
United States	$99,264	$78,297	$20,967	27%	$195,871	$152,368	$43,503	29%
EMEA	25,735	21,271	4,464	21	50,903	41,215	9,688	24
APAC	13,027	9,116	3,911	43	25,148	17,470	7,678	44
Other	7,789	6,212	1,577	25	14,903	12,064	2,839	24
Total revenue	$145,815	$114,896	$30,919	27%	$286,825	$223,117	$63,708	29%
Total revenue increased $30.9 million, or 27%, in the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily due to an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $4.5 million, or 21%, in the three months ended September 30, 2019 compared to the same period of 2018, and our revenue from APAC increased $3.9 million, or 43%, in the three months ended September 30, 2019 compared to the same period of 2018, as a result of new paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Revenue increased $63.7 million, or 29%, in the six months ended September 30, 2019 compared to the same period of 2018. The increase was primarily due to an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $9.7 million, or 24%, in the six months ended September 30, 2019 compared to the same period of 2018, and our revenue from APAC increased $7.7 million, or 44%, in the six months ended September 30, 2019 compared to the same period of 2018, as a result of new paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue	$25,149	$18,447	$6,702	36%	$48,762	$35,497	$13,265	37%
Cost of revenue increased $6.7 million, or 36%, in the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in depreciation expense and amortization expense of $3.6 million, increased hosting-related costs and payment processing fees of $2.3 million, primarily due to increased operating costs to support revenue growth, and increased personnel-related costs of $0.8 million, driven by higher headcount.
Cost of revenue increased $13.3 million, or 37%, in the six months ended September 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in depreciation expense and amortization expense of $6.1 million, increased hosting-related costs and payment processing fees of $4.3 million, primarily due to increased operating costs to support revenue growth, and increased personnel-related costs of $2.9 million, driven by higher headcount.
Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
Research and development	$34,132	$23,962	$10,170	42%	$68,471	$46,565	$21,906	47%
Research and development expenses increased $10.2 million, or 42%, in the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $9.1 million, driven by an increase in headcount. The remaining increase was due to an increase in facilities and depreciation expenses of $0.9 million and an increase in travel expenses of $0.2 million.
Research and development expenses increased $21.9 million, or 47%, in the six months ended September 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $20.5 million, driven by an increase in headcount. The remaining increase was due to an increase in facilities and depreciation expenses of $0.9 million and an increase in travel expenses of $0.5 million.
Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$80,157	$61,142	$19,015	31%	$157,007	$118,630	$38,377	32%
Sales and marketing expenses increased $19.0 million, or 31%, in the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase of personnel-related costs of $14.4 million, driven by higher headcount and an increase of sales commissions due to revenue growth. The remaining increase was due to an increase in software subscription and consulting expenses of $2.3 million, an increase in facilities and depreciation expenses of $1.6 million, an increase in travel expenses of $0.4 million, and an increase in expenses related to marketing programs of $0.3 million.
Sales and marketing expenses increased $38.4 million, or 32%, in the six months ended September 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase of personnel-related costs of $32.8 million, driven by higher headcount and an increase of sales commissions due to revenue growth. The remaining increase was due to an increase in software subscription and consulting expenses of $2.3 million, an increase in travel expenses of $1.7 million, and an increase in facilities and depreciation expenses of $1.6 million.
General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
General and administrative	$23,278	$16,880	$6,398	38%	$46,378	$31,591	$14,787	47%
General and administrative expenses increased $6.4 million, or 38%, in the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $4.1 million, driven by an increase in headcount. The remaining increase was due to an increase in facilities and depreciation expenses of $1.6 million, an increase in software subscription and consulting expenses of $0.5 million, and an increase in travel expenses of $0.2 million.
General and administrative expenses increased $14.8 million, or 47%, in the six months ended September 30, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $10.1 million, driven by an increase in headcount, and a $1.8 million increase in legal, tax, and accounting fees. The remaining increase was due to an increase in facilities and depreciation expenses of $1.6 million, an increase in software subscription and consulting expenses of $1.0 million, and an increase in travel expenses of $0.3 million.
Other Income (Expense)

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
Other income (expense)	$(1,562)	$(2,773)	$1,211	44%	$(263)	$(4,436)	$4,173	94%
Other income (expense), net increased by $1.2 million in the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily due to an increase in interest income earned on higher cash and short-term investment balances, partially offset by an increase in interest expense related to the 0.50% convertible senior notes due 2023, or the Notes.
Other income (expense), net increased by $4.2 million in the six months ended September 30, 2019 compared to the same period of 2018, primarily due to a $3.0 million lease modification gain. The remaining increase was due to an increase in interest income earned on higher cash and short-term investment balances, partially offset by an increase in interest expense related to the Notes.

Non-GAAP Financial Measures
Non-GAAP Income From Operations
To supplement our condensed consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income from operations and non-GAAP net income attributable to New Relic. We define non-GAAP income from operations and non-GAAP net income attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) lease exit costs and accelerated depreciation, (3) amortization of stock-based compensation capitalized in software development costs, (4) the amortization of purchased intangibles, (5) employer payroll tax expense on equity incentive plans and (6) amortization of debt discount and issuance costs, and in certain periods, (7) the transaction costs related to acquisitions (8) lawsuit litigation cost and other expense, and (9) gain or loss from lease modification. We use non-GAAP income from operations and non-GAAP net income attributable to New Relic internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP loss from operations to non-GAAP income from operations and a reconciliation of GAAP net loss to non-GAAP net income attributable to New Relic.
We use non-GAAP financial measures, including non-GAAP income from operations and non-GAAP net income attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
We believe non-GAAP income from operations and non-GAAP net income attributable to New Relic are useful to investors and others in assessing our operating performance due to the following factors:
Stock-based compensation expense and amortization of stock-based compensation capitalized in software development costs. We utilize share-based compensation to attract and retain employees. It is principally aimed at aligning their interests with those of our stockholders and at long-term retention, rather than to address operational performance for any particular period. As a result, share-based compensation expenses vary for reasons that are generally unrelated to financial and operational performance in any particular period.
Lease exit costs and accelerated depreciation. We entered into an agreement to exit the lease of our 123 Mission premises in San Francisco, California. In connection with this agreement and subsequent relocation, we accelerated depreciation and other expenses associated with the remaining lease term. We believe it is useful to exclude this depreciation and these other expenses because we do not consider such amounts to be part of the ongoing operation of our business.
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
The following tables present our non-GAAP income from operations and our non-GAAP net income attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income attributable to New Relic for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
GAAP loss from operations	$(16,901)	$(5,535)	(33,793)	$(9,166)
Plus: Stock-based compensation expense	23,358	13,833	44,546	24,860
Plus: Lease exit costs and accelerated depreciation	3,641	—	3,641	—
Plus: Amortization of purchased intangibles	440	197	880	394
Plus: Transaction costs related to acquisition	—	330	—	330
Plus: Amortization of stock-based compensation capitalized in software development costs	227	174	434	363
Plus: Lawsuit litigation cost and other expense	—	—	1,521	—
Plus: Employer payroll tax on employee equity incentive plans	386	660	1,304	1,595
Non-GAAP income from operations	$11,151	$9,659	$18,533	$18,376

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
GAAP net loss attributable to New Relic	$(18,614)	$(8,336)	$(33,783)	$(13,951)
Plus: Stock-based compensation expense	23,358	13,833	44,546	24,860
Plus: Lease exit costs and accelerated depreciation	3,641	—	3,641	—
Plus: Amortization of purchased intangibles	440	197	880	394
Plus: Transaction costs related to acquisition	—	330	—	330
Plus: Amortization of stock-based compensation capitalized in software development costs	227	174	434	363
Plus: Lawsuit litigation cost and other expense	—	—	1,521	—
Plus: Employer payroll tax on employee equity incentive plans	386	660	1,304	1,595
Plus: Amortization of debt discount and issuance costs	5,239	4,952	10,404	7,292
Less: Gain on lease modification	—	—	(3,006)	—
Non-GAAP net income attributable to New Relic	$14,677	$11,810	$25,941	$20,883
Non-GAAP income from operations and non-GAAP net income attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” We anticipate we will continue to generate non-GAAP income from operations and non-GAAP net income attributable to New Relic in future periods.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2019	2018

	(in thousands)
Cash provided by operating activities	$45,504	$58,214
Cash used in investing activities	(50,565)	(436,863)
Cash provided by financing activities	9,965	442,968
Net increase in cash, cash equivalents and restricted cash	$4,904	$64,319
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
Operating Activities
During the six months ended September 30, 2019, cash provided by operating activities was $45.5 million as a result of a net loss of $34.7 million, adjusted by non-cash charges of $87.7 million and a change of $7.5 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $38.4 million decrease in deferred revenue, a $18.0 million increase in deferred contract acquisition costs, and a $16.2 million decrease in lease liabilities. This was partially offset by a $43.7 million decrease in accounts receivable, a $17.5 million decrease in lease right-of-use assets, a $3.2 million increase in accounts payable, a $0.4 million decrease in prepaid expenses and other current assets, and a $0.3 million increase in accrued compensation and benefits and other liabilities.
During the six months ended September 30, 2018, cash provided by operating activities was $58.2 million as a result of a net loss of $14.1 million, adjusted by non-cash charges of $57.6 million and a change of $14.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $23.3 million decrease in accounts receivable, a $4.6 million increase in accrued compensation and benefits and other liabilities, a $2.0 million increase in accounts payable, a $0.7 million decrease in prepaid expenses and other current assets and a $0.6 million increase in deferred revenue. This was partially offset by a $17.4 million increase in deferred commissions.
Investing Activities
Cash used in investing activities during the six months ended September 30, 2019 was $50.6 million, primarily as a result of purchases of short-term investments of $263.3 million, purchases of property and equipment of $31.6 million, and increases in capitalization of software development costs of $3.1 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $247.4 million.
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

Financing Activities
Cash provided by financing activities during the six months ended September 30, 2019 was $10.0 million, which was the result of proceeds from the exercise of stock options of $3.1 million, proceeds from the purchase of shares of common stock pursuant to our employee stock purchase plan of $5.9 million, and proceeds from the investment from our redeemable non-controlling interest of $1.0 million.
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
Except for updates to our accounting policies related to the adoption of ASU 2016-02, Leases (Topic 842) (“ASC 842”), there have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2019 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 15, 2019.
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

Interest Rate Risk
We had cash and cash equivalents of $242.4 million as of September 30, 2019, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.7 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $529.1 million as of September 30, 2019, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Effective April 1, 2019, we adopted ASC 842 using the modified retrospective method, and recorded a balance sheet adjustment on the date of adoption. As a result, we implemented internal controls to ensure that we have adequately evaluated our lease agreements and properly assessed the impact of ASC 842 on our financial statements. We do not expect significant changes to our internal control over financial reporting due to the adoption of ASC 842. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of losses and we expect our revenue growth rate to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $33.8 million and $14.0 million in the six months ended September 30, 2019 and 2018, respectively. At September 30, 2019, we had an accumulated deficit of $339.4 million. We expect to continue to expend substantial financial and other resources on, among other things:

•sales and marketing, including expanding our direct sales organization and marketing programs, particularly for larger customers;
•investments in our research and development team, and the development of new products, capabilities, features, and functionality;
•expansion of our operations and infrastructure, both domestically and internationally;
•hiring of additional employees; and
•general administration, including legal, accounting, and other expenses related to our growing operations and infrastructure.
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
To manage our growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

•effectively attracting, training, integrating, and retaining a large number of new employees, particularly members of our sales and marketing teams and employees and consultants in jurisdictions outside of the United States;
•further improving our key business systems, processes, and information technology infrastructure, including our and third-party hosted data centers, to support our business needs;
•enhancing our information, training, and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and our customers; and
•improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.
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
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large enterprise organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the six months ended September 30, 2019, sales and marketing expenses represented 55% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed. *
The markets in which we compete are rapidly evolving, significantly fragmented, and highly competitive, with relatively low barriers to entry in some segments. Our observability platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different vendors.
With respect to application performance monitoring, we compete with providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.) and Dynatrace, Inc. With respect to log management, we compete with Elastic NV and Splunk Inc. With respect to infrastructure monitoring, we compete with diversified technology vendors such as International Business Machines Corporation, BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.); with native solutions from cloud providers such as Amazon Web Services, Inc., Microsoft Corporation, and Google LLC; and with independent vendors such as DataDog, Inc.
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
With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in March 2017, Cisco Systems, Inc. completed its purchase of AppDynamics, Inc., in November 2018, Broadcom Inc. completed its acquisition of CA, Inc., and, in October 2019, Splunk Inc. completed its acquisition of SignalFX, Inc. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced, and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
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
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. *
Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial or degradation of service attacks, computer viruses, natural disasters, terrorism, war, telecommunications and electrical failures, cyberattacks or other security related incidents. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and platform capabilities become more complex and our user traffic increases. If our products and platform capabilities are unavailable or if our users are unable to access our products and platform capabilities within a reasonable amount of time or at all, our business would be negatively affected. As we expand our business, our customers increasingly rely on our customer support personnel to realize the full benefits that our platform provides, and if we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our subscriptions to existing and new customers could suffer, and our reputation with existing or potential customers could suffer. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the six months ended September 30, 2019, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
•changes in a specific country’s or region’s political or economic conditions;
•unexpected changes in regulatory requirements, taxes, or trade laws;
•economic and political uncertainty around the world, including uncertainty regarding U.S. foreign and domestic policies;
•regional data security and privacy laws and regulations and the unauthorized use of, or access to, commercial and personal information;
•differing labor regulations where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

•significant reliance upon, and potential disputes with, local business partners;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•limitations on our ability to repatriate earnings;
•laws and business practices favoring local competitors, or general preferences for local vendors;
•limited or insufficient intellectual property protection;
•exposure to liabilities under anti-corruption, export controls and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash or create other collection difficulties.
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
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed. *
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2019, in the United States, we had seven issued patents, fourteen patent applications pending, eight trademark registrations, and five trademark applications. Concurrently, outside of the United States, we had six issued patents, two completed Patent Cooperation Treaty applications, fifteen patent applications pending, including four Patent Cooperation Treaty applications, eleven trademark registrations, and seventeen trademark applications. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
If third parties, such as customers, partners and third-party software developers fail to maintain interoperability, availability, or privacy compliance controls in the integrations and applications that they provide, our services that rely upon such integrations may have less value to customers, become less marketable, or less competitive, and our brand and financial performance could be harmed. *
We provide software that enables customers, partners and third-party software developers to build integrations and applications with our products and extend the functionality of our platform capabilities. This presents certain risks to our business, including:
•customers, partners and third-party developers may not continue developing or supporting the integrations and applications that they provide or they may favor a competitor’s or their own competitive offerings over ours;
•we cannot provide any assurance that these integrations and applications meet the same quality standards that we apply to our own development efforts, and, to the extent they contain bugs, defects, or security risks, they may create disruptions in our customers’ use of our software or negatively affect our brand;
•we do not currently provide support or warranties related to the functionality, security, and integrity of the data transmission or processing for integrations and applications developed by customers, partners and third-party software developers, and users may seek warranties or be left without support and potentially cease using our products if the developers do not provide warranties or support for their integrations and applications; and
•these customers, partners and third-party software developers may not possess the appropriate intellectual property rights to develop and share their integrations and applications or the legal basis and privacy and security compliance measures to process or control personal data that flows through our systems.
While many of these risks are not within our control to prevent, our brand and financial performance could be harmed if these integrations and applications do not perform to our customers’ satisfaction and if that dissatisfaction is attributed to us.

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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of September 30, 2019, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023, or the Notes. Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
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
Weakened global economic conditions may harm our industry, business, and results of operations. *
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted in the past by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the decision by voters in the United Kingdom to leave the EU has resulted in significant and wide-ranging economic effects across multiple markets. The withdrawal of the United Kingdom from the EU will take effect on the earlier of the effective date of the withdrawal agreement or January 31, 2020, unless the United Kingdom opts to remain in the EU or the deadline is extended by the EU. It appears likely that this withdrawal will continue to involve lengthy negotiations between the United Kingdom and EU Member States to determine the future terms of the United Kingdom’s relationship with the EU and the wider European Economic Area, and it is possible that these negotiations will fail, leading to a "no-deal" Brexit. The U.K. government is currently exploring ways to end the uncertainty over Brexit, including the possibility of a general election in the short-term. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, undermine bilateral cooperation in key policy areas, significantly disrupt trade between the United Kingdom and the EU, and lead to a period of considerable uncertainty in relation to global financial and banking markets. In addition, a withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European Economic Area overall could be diminished or eliminated. As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our common stock. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us.
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
Our stock price has been, and will likely continue to be, subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through September 30, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
•actual or anticipated fluctuations in our operating results;
•seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow our company;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property or our products and platform capabilities, or third-party proprietary rights;
•cybersecurity attacks or incidents;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•changes in our board of directors or management;
•announced or completed equity or debt transactions involving our securities;
•sales of shares of our common stock by us, our officers, directors, or other stockholders;
•lawsuits filed or threatened against us; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•provide that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least seventy-five percent (75%) of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of New Relic to us or our stockholders;
•any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us or any of our directors, officers, or other employees that is governed by the internal affairs doctrine.
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	2014 Equity Incentive Plan and related form agreements.					X
10.2	Separation and Transition Agreement and General Release between the Registrant and James Gochee, dated September 13, 2019.					X
10.3	Offer Letter between the Registrant and Michael Christenson, dated as of September 15, 2019.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW RELIC, INC.
Date:	November 5, 2019
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)