Form 10-Q
period 2019-12-31
NEW RELIC, INC.
filed 2020-02-05
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
188 Spear Street, Suite 1000
San Francisco, California 94105
(Address of principal executive offices, including zip code)
(650) 777-7600
(Registrant’s telephone number, including area code)

188 Spear Street, Suite 1200
San Francisco, California 94105
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2020, there were 59,252,981 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$178,997	$234,356
Short-term investments	557,662	510,372
Accounts receivable, net of allowance for doubtful accounts of $2,025 and $2,457, respectively	110,590	120,605
Prepaid expenses and other current assets	18,872	21,838
Deferred contract acquisition costs	29,799	27,161
Total current assets	895,920	914,332
Property and equipment, net	105,040	80,742
Restricted cash	5,639	8,805
Goodwill	45,112	41,512
Intangible assets, net	14,059	13,855
Deferred contract acquisition costs, non-current	25,315	26,218
Lease right-of-use assets	59,838	—
Other assets, non-current	7,270	4,763
Total assets	$1,158,193	$1,090,227
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$15,582	$10,249
Accrued compensation and benefits	25,550	23,537
Other current liabilities	12,508	14,572
Deferred revenue	236,897	267,000
Lease liabilities	8,789	—
Total current liabilities	299,326	315,358
Convertible senior notes, net	421,655	405,937
Lease liabilities, non-current	59,849	—
Deferred rent, non-current	—	11,025
Deferred revenue, non-current	110	4,597
Other liabilities, non-current	1,460	947
Total liabilities	782,400	737,864
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	2,274	2,733
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2019 and March 31, 2019; 59,400 shares and 58,366 shares issued at December 31, 2019 and March 31, 2019; and 59,140 shares and 58,106 shares outstanding at December 31, 2019 and March 31, 2019	59	58
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	738,363	654,759
Accumulated other comprehensive income	1,907	645
Accumulated deficit	(366,547)	(305,569)
Total stockholders’ equity	373,519	349,630
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,158,193	$1,090,227
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenue	$153,028	$124,011	$439,853	$347,128
Cost of revenue	26,402	20,206	75,164	55,703
Gross profit	126,626	103,805	364,689	291,425
Operating expenses:
Research and development	38,387	26,182	106,858	72,747
Sales and marketing	87,704	66,461	244,711	185,091
General and administrative	24,751	19,702	71,129	51,293
Total operating expenses	150,842	112,345	422,698	309,131
Loss from operations	(24,216)	(8,540)	(58,009)	(17,706)
Other income (expense):
Interest income	3,793	3,922	11,944	9,026
Interest expense	(5,953)	(5,669)	(17,660)	(13,932)
Other income (expense), net	(465)	(8)	2,828	(1,285)
Loss before income taxes	(26,841)	(10,295)	(60,897)	(23,897)
Income tax provision (benefit)	894	(106)	1,518	440
Net loss	$(27,735)	$(10,189)	$(62,415)	$(24,337)
Net loss attributable to redeemable non-controlling interest	540	86	1,437	283
Net loss attributable to New Relic	$(27,195)	$(10,103)	$(60,978)	$(24,054)
Net loss attributable to New Relic per share, basic and diluted	$(0.46)	$(0.18)	$(1.05)	$(0.42)
Weighted-average shares used to compute net loss per share, basic and diluted	58,733	57,096	58,352	56,663
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss attributable to New Relic	$(27,195)	$(10,103)	$(60,978)	$(24,054)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(48)	612	1,262	363
Comprehensive loss	$(27,243)	$(9,491)	$(59,716)	$(23,691)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended December 31, 2019								Three Months Ended December 31, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	59,036	$59	$708,761	260	$(263)	$1,955	$(339,352)	$371,160	57,199	$57	$597,248	260	$(263)	$(573)	$(278,622)	$317,847
Issuance of common stock upon exercise of stock options	146	—	3,719	—	—	—	—	3,719	97	—	2,519	—	—	—	—	2,519
Issuance of common stock for vested restricted stock units	218	—	—	—	—	—	—	—	240	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	25,883	—	—	—	—	25,883	—	—	14,907	—	—	—	—	14,907
Other comprehensive income (loss), net	—	—	—	—	—	(48)	—	(48)	—	—	—	—	—	612	—	612
Net loss attributable to New Relic	—	—	—	—	—	—	(27,195)	(27,195)	—	—	—	—	—	—	(10,103)	(10,103)
Balance at end of period	59,400	$59	$738,363	260	$(263)	$1,907	$(366,547)	$373,519	57,536	$57	$614,674	260	$(263)	$39	$(288,725)	$325,782

	Nine Months Ended December 31, 2019								Nine Months Ended December 31, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630	56,213	$56	$521,119	260	$(263)	$(324)	$(305,484)	$215,104
Issuance of common stock upon exercise of stock options	267	—	6,773	—	—	—	—	6,773	552	1	11,535	—	—	—	—	11,536
Issuance of common stock for vested restricted stock units	650	1	(1)	—	—	—	—	—	688	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	117	—	5,933	—	—	—	—	5,933	83	—	4,887	—	—	—	—	4,887
Stock-based compensation expense	—	—	70,899	—	—	—	—	70,899	—	—	40,179	—	—	—	—	40,179
Other comprehensive income, net	—	—	—	—	—	1,262	—	1,262	—	—	—	—	—	363	—	363
Net loss attributable to New Relic	—	—	—	—	—	—	(60,978)	(60,978)	—	—	—	—	—	—	(24,054)	(24,054)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	—	—	100,136	—	—	—	—	100,136
Purchase of capped calls	—	—	—	—	—	—	—	—	—	—	(63,182)	—	—	—	—	(63,182)
Cumulative effect adjustment for ASU 2014-09 adoption	—	—	—	—	—	—	—	—	—	—	—	—	—	—	40,813	40,813
Balance at end of period	59,400	$59	$738,363	260	$(263)	$1,907	$(366,547)	$373,519	57,536	$57	$614,674	260	$(263)	$39	$(288,725)	$325,782

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss attributable to New Relic	$(60,978)	$(24,054)
Net loss attributable to redeemable non-controlling interest (Note 3)	(1,437)	(283)
Net loss:	$(62,415)	$(24,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,237	38,585
Stock-based compensation expense	70,496	39,624
Amortization of debt discount and issuance costs	15,718	12,313
Gain on lease modification	(3,006)	—
Other	(2,919)	(800)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	10,015	(3,411)
Prepaid expenses and other assets	(204)	3,262
Deferred contract acquisition costs	(25,786)	(27,689)
Lease right-of-use assets	19,539	—
Accounts payable	4,257	3,850
Accrued compensation and benefits and other liabilities	1,136	7,771
Lease liabilities	(16,812)	—
Deferred revenue	(34,590)	16,827
Deferred rent	—	899
Net cash provided by operating activities	31,666	66,894
Cash flows from investing activities:
Purchases of property and equipment	(49,705)	(29,715)
Cash paid for acquisitions, net of cash acquired (Note 2)	(4,250)	(5,556)
Purchases of short-term investments	(337,070)	(581,504)
Proceeds from sale and maturity of short-term investments	292,409	161,237
Capitalized software development costs	(4,463)	(3,810)
Net cash used in investing activities	(103,079)	(459,348)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	978	3,596
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	—	488,669
Purchase of capped call related to convertible senior notes	—	(63,182)
Proceeds from employee stock purchase plan	5,933	4,887
Proceeds from exercise of employee stock options	5,977	11,519
Net cash provided by financing activities	12,888	445,489
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,525)	53,035
Cash, cash equivalents and restricted cash at beginning of period	243,161	140,681
Cash, cash equivalents and restricted cash at end of period	$184,636	$193,716
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$3,868	$683
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$7,797	$5,758
Acquisition holdback	$850	$865
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
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of December 31, 2019 or March 31, 2019. There was no customer that individually exceeded 10% of the Company’s revenue during the three or nine months ended December 31, 2019 or 2018.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard will be effective for the Company in the fiscal year beginning April 1, 2020. The Company has not yet adopted ASU 2016-13 and is currently evaluating the effect the standard will have on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. This standard is effective for goodwill impairment tests performed by the Company in the fiscal year beginning April 1, 2020. The Company has not yet adopted ASU 2017-04 and does not believe that this standard will have a material impact on its condensed consolidated financial statements or disclosures.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update to the standard will be effective for the Company in the fiscal year beginning April 1, 2020. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company has not yet adopted ASU 2018-13 and is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which superseded previous guidance related to accounting for leases. This new guidance requires lessees to recognize most leases on their balance sheets as lease right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842). The ASU provides an optional transition method that entities can use when adopting the standard and a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.
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

2. Business Combinations

IOpipe, Inc.
On October 31, 2019, the Company acquired certain assets of IOpipe, Inc., a company that provides monitoring tools for serverless applications, for $5.1 million in cash. The Company held back approximately $0.9 million from the aggregate purchase price which has been accrued as a liability. Of the total purchase price, $1.5 million was allocated to acquired technology with an estimated useful life of three years with the excess $3.6 million of the purchase price over the fair value of the intangible assets acquired recorded as goodwill. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill and other intangibles generated from the acquisition are attributable to expected synergies from future growth and potential future monetization opportunities, and are deductible for tax purposes. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.

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
Per the terms of the merger agreement, all share-based payment awards were accelerated and paid for in cash. The cash consideration paid for unvested share-based payment awards of $0.8 million was recognized as compensation expense separate from the business combination. The acquisition also included a holdback arrangement with certain employees of SignifAI, totaling approximately 152,840 shares of the Company’s common stock, contingent upon such employees’ continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $12.6 million and was excluded from the aggregate purchase price. These awards will be recognized as stock-based compensation expense over the remaining vesting period which ranges from 24 months to 36 months from the closing date of the acquisition.
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

CoScale NV
On October 9, 2018, the Company acquired certain assets of CoScale NV (“CoScale”), a public limited liability company organized and existing under the laws of Belgium that provides solutions for monitoring the performance of software container environments for $6.3 million in cash. The Company held back approximately $0.9 million from the aggregate purchase price. Of the total purchase price, $2.9 million was allocated to acquired technology with an estimated useful life of three years, with the excess $3.4 million of the purchase price over the fair value of intangible assets acquired recorded as goodwill. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill and other intangibles generated from the acquisition are attributable to expected synergies from future growth and potential future monetization opportunities, and are deductible for tax purposes. The business combination did not have a material impact on the Company's condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.

3.  Joint Venture

On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the Investors initially contributed approximately $3.6 million ($396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of December 31, 2019, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.

All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2019, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0 at December 31, 2019.

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Balance as of March 31, 2019	$2,733
Investment by redeemable non-controlling interest	978
Net loss attributable to redeemable non-controlling interest	(1,437)
Balance as of December 31, 2019	$2,274

4.  Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2019 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$101,431	$—	$—	$101,431
Commercial paper	—	5,647	—	5,647
Short-term investments:
Certificates of deposit	—	30,066	—	30,066
Commercial paper	—	13,224	—	13,224
Corporate notes and bonds	—	48,421	—	48,421
U.S. treasury securities	456,340	—	—	456,340
U.S. government agencies	—	9,611	—	9,611
Restricted cash:
Money market funds	5,639	—	—	5,639
Total	$563,410	$106,969	$—	$670,379
Included in cash and cash equivalents				$107,078
Included in short-term investments				$557,662
Included in restricted cash				$5,639

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$133,239	$—	$—	$133,239
Commercial paper	—	9,973	—	9,973
Short-term investments:
Certificates of deposit	—	24,726	—	24,726
Commercial paper	—	37,071	—	37,071
Corporate notes and bonds	—	27,259	—	27,259
U.S. treasury securities	402,091	—	—	402,091
U.S. government agencies	—	19,225	—	19,225
Restricted cash:
Money market funds	8,805	—	—	8,805
Total	$544,135	$118,254	$—	$662,389
Included in cash and cash equivalents				$143,212
Included in short-term investments				$510,372
Included in restricted cash				$8,805
There were no transfers between fair value measurement levels during the nine months ended December 31, 2019 and 2018.
Gross unrealized gains or losses for cash equivalents and short-term investments as of December 31, 2019 and March 31, 2019 were not significant. As of December 31, 2019 and March 31, 2019, there were no securities that were in an unrealized loss position for more than 12 months.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of December 31, 2019 and March 31, 2019 (in thousands):

	December 31, 2019	March 31, 2019
Due within one year	$316,984	$346,768
Due after one year and within three years	240,678	163,604
Total	$557,662	$510,372

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes

As of December 31, 2019, the fair value of the 0.50% convertible senior notes due 2023 (the “Notes”) was $442.8 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.  Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $55.1 million and $53.4 million as of December 31, 2019 and March 31, 2019, respectively. In the three months ended December 31, 2019 and 2018, amortization from amounts capitalized was $8.3 million and $6.7 million, respectively. In the nine months ended December 31, 2019 and 2018 amortization from amounts capitalized was $24.0 million and $18.5 million, respectively. In the three months ended December 31, 2019 and 2018 amounts expensed as incurred were $3.6 million and $2.3 million, respectively. In the nine months ended December 31, 2019 and 2018 amounts expensed as incurred were $8.2 million and $5.5 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.  Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
Computers, software, and equipment	$12,945	$11,245
Site operation equipment	102,995	66,727
Furniture and fixtures	4,659	3,990
Leasehold improvements	37,839	40,541
Capitalized software development costs	47,815	43,063
Total property and equipment	206,253	165,566
Less: accumulated depreciation and amortization	(101,213)	(84,824)
Total property and equipment, net	$105,040	$80,742
Depreciation and amortization expense related to property and equipment was $10.2 million and $6.5 million for the three months ended December 31, 2019 and 2018, respectively, and $30.8 million and $18.7 million for the nine months ended December 31, 2019 and 2018, respectively.

7. 0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such Notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.02 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and nine months ended December 31, 2019, the conditions allowing holders of the Notes to convert had not been met. The Notes were therefore not convertible during the three and nine months ended December 31, 2019 and were classified as long-term debt for such period.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	December 31, 2019	March 31, 2019
Principal	$500,250	$500,250
Unamortized debt discount	(71,859)	(86,374)
Unamortized issuance costs	(6,736)	(7,939)
Net carrying amount	$421,655	$405,937
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Amortization of debt discount	$4,901	$4,654	$14,515	$11,421
Amortization of issuance costs	413	367	1,203	891
Contractual interest expense	625	625	1,876	1,549
Total interest expense	$5,939	$5,646	$17,594	$13,861

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

8.  Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the nine months ended December 31, 2019 consist of the following (in thousands):

Goodwill as of March 31, 2019	$41,512
Goodwill acquired	3,600
Goodwill as of December 31, 2019	$45,112
Purchased intangible assets subject to amortization as of December 31, 2019 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$15,316	$(1,257)	$14,059

Purchased intangible assets subject to amortization as of March 31, 2019 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$18,716	$(4,861)	$13,855
Amortization expense of purchased intangible assets was $0.4 million and $0.4 million for the three months ended December 31, 2019 and 2018, respectively, and $1.3 million and $0.8 million for the nine months ended December 31, 2019 and 2018, respectively.
Estimated future amortization expense as of December 31, 2019 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2020 (remaining three months)	$368
2021	5,105
2022	4,619
2023	3,967
$14,059

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
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

December 31, 2019
Assets
Lease right-of-use-assets	$59,838
Liabilities
Lease liabilities	$8,789
Lease liabilities, non-current	59,849
Total operating lease liabilities	$68,638
As of December 31, 2019, the weighted average remaining lease term was 7.0 years and the weighted average discount rate was 6.7%.
The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease expense	$3,270	$10,940
Short-term lease expense	272	804
Variable lease expense	614	2,004
Rent expense for operating leases was $3.8 million and $11.4 million for the three and nine months ended December 31, 2018, respectively.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,277
Operating lease assets obtained in exchange for new lease liabilities	1,586

As of December 31, 2019, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2020 (remaining three months)	$3,162
2021	12,816
2022	11,937
2023	12,303
2024	11,400
2025	9,785
Thereafter	24,740
Total operating lease payments	$86,143
Less imputed interest	(17,505)
Total operating lease liabilities	$68,638
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

10. Commitments and Contingencies

Purchase Commitments—As of December 31, 2019 and March 31, 2019, the Company had purchase commitments of $73.3 million and $33.5 million, respectively, primarily related to data center, cloud and hosting services.
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

11. Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the nine months ended December 31, 2019, 117,115 shares of common stock were purchased under the ESPP. For the nine months ended December 31, 2018, 82,851 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.4 million and $1.0 million for the three months ended December 31, 2019 and 2018, respectively, and $4.1 million and $2.5 million for the nine months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there were 2,656,874 shares available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2019, there were 11,662,325 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option and RSU award activities for the nine months ended December 31, 2019 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2019	2,751	$35.10	6.3	$176,002	2,419	$76.34	3.0	$238,734
Stock options granted	779	75.87
RSUs granted					1,889	71.03
Stock options exercised	(267)	25.39		13,835
RSUs vested					(650)	64.29
Stock options canceled/forfeited	(220)	79.90
RSUs canceled/forfeited					(408)	76.73
Outstanding - December 31, 2019	3,043	$43.15	5.9	$87,479	3,250	$75.62	2.8	$213,517

Stock-Based Compensation Expense—Stock-based compensation expense was $26.0 million and $14.8 million for the three months ended December 31, 2019 and 2018, respectively, and $70.5 million and $39.6 million for the nine months ended December 31, 2019 and 2018, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of revenue	$1,315	$934	$3,837	$2,522
Research and development	8,611	4,322	23,073	11,443
Sales and marketing	11,090	6,222	30,682	17,040
General and administrative	4,934	3,286	12,904	8,619
Total stock-based compensation expense	$25,950	$14,764	$70,496	$39,624
As of December 31, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock options was $30.9 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. As of December 31, 2019, unrecognized stock-based compensation cost related to outstanding unvested stock units was $230.5 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

12. Deferred Revenue and Performance Obligations
During the three months ended December 31, 2019 and 2018, $118.7 million and $90.5 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively, and $242.2 million and $169.3 million during the nine months ended December 31, 2019 and 2018, respectively.
The aggregate unrecognized transaction price of remaining performance obligations as of December 31, 2019 was $489.2 million. The Company expects to recognize more than 94% of the balance as revenue in the 24 months following December 31, 2019 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

13. Income Taxes
 The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.9 million and a benefit of $0.1 million for the three months ended December 31, 2019 and 2018, respectively, and an income tax provision of $1.5 million and $0.4 million for the nine months ended December 31, 2019 and 2018, respectively, related to foreign income taxes and state minimum taxes. Based on the available objectively verifiable evidence during the three and nine months ended December 31, 2019, the Company believes it is more likely than not that the tax benefits of the U.S. losses and New Relic K.K losses incurred during the three and nine months ended December 31, 2019 may not be realized. Accordingly, the Company did not record the tax benefits for U.S. losses and New Relic K.K losses incurred during the three and nine months ended December 31, 2019. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The primary differences between the effective tax rate and the statutory tax rate relate to the change of valuation allowance, the effects of stock-based compensation and research tax credits.

14. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and nine months ended December 31, 2019 and 2018, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of December 31, 2019. The Company expects to settle the principal amount of the Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net loss attributable to New Relic	$(27,195)	$(10,103)	$(60,978)	$(24,054)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	58,733	57,096	58,352	56,663
Net loss attributable to New Relic per share—basic and diluted	$(0.46)	$(0.18)	$(1.05)	$(0.42)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2019	2018
Options to purchase common stock	3,043	2,874
Restricted stock units	3,250	1,891
ESPP shares	132	62
	6,425	4,827

15. Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
United States	$103,673	$84,731	$299,544	$237,099
EMEA	27,121	22,533	78,024	63,752
APAC	14,033	10,086	39,181	27,551
Other	8,201	6,661	23,104	18,726
Total revenue	$153,028	$124,011	$439,853	$347,128
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2019 and March 31, 2019.

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
We have grown rapidly in recent periods, with revenue for the three months ended December 31, 2019 and 2018 of $153.0 million and $124.0 million, respectively, representing year-over-year growth of 23%. For the nine months ended December 31, 2019 and 2018, our revenue was $439.9 million and $347.1 million, respectively, representing year-over-year growth of 27%. We expect that the rate of growth in our revenue will continue to decline over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $27.2 million and $10.1 million for the three months ended December 31, 2019 and 2018, respectively, and $61.0 million and $24.1 million for the nine months ended December 31, 2019 and 2018, respectively. Our accumulated deficit as of December 31, 2019 was $366.5 million
Internationally, we currently offer our products in Europe, the Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 9%, and 5%, respectively, of our revenue for the three months ended December 31, 2019, and 18%, 8%, and 6%, respectively, of our revenue for the three months ended December 31, 2018. Our revenue from those regions constituted 18%, 9% and 5%, respectively, of our revenue for the nine months ended December 31, 2019, and 18%, 8%, and 6%, respectively, of our revenue for the nine months ended December 31, 2018. We believe there is further opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 2,043 employees as of December 31, 2019 from 1,627 as of December 31, 2018 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations, particularly as we increase our sales to larger organizations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
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
Retention of and Expansion within Paid Business Accounts. A key factor in our success is the retention and expansion of our subscription agreements with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase the number of subscriptions we sell to our current customers as they become more familiar with our products and adopt our products to address additional business use cases. Over the last several years, our focus has shifted from an increase in the total number of paid business accounts to an increase in the annualized recurring revenue from our existing and larger paid business accounts. Accordingly, today we view our paid business accounts with annualized recurring revenue over $100,000 as a strong indicator of our business, and our success depends in part on our ability to retain and expand within our paid business accounts.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Number of Paid Business Accounts with Annualized Recurring Revenue over $100,000. We believe that our number of paid business accounts with annualized recurring revenue over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, as well as deeper penetration into our existing customer base. We define the number of paid business accounts at the end of any particular period as the number of accounts at the end of the period, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We define annualized recurring revenue, or ARR, as the revenue we would contractually expect to receive from those customers over the following 12 months, without any increase or reduction in any of their subscriptions. We had 926 paid business accounts with ARR over $100,000 as of December 31, 2019, which was a 13.5% increase compared to 816 as of December 31, 2018. We believe this increase reflects our continued sales and marketing focus on larger mid-market and enterprise customers. This growth rate has decreased in recent periods but with a greater focus on this metric, management is driving changes to increase the growth rate at which we add paid business accounts with ARR over $100,000 in the future.
Percentage of Annualized Recurring Revenue from Enterprise Paid Business Accounts. We believe that our ability to increase the percentage of ARR from enterprise paid business accounts relative to our overall business has been an important indicator of our success with respect to our focus to improve our market penetration with enterprise companies. We define an enterprise paid business account as a paid business account that we measure to have over 1,000 employees. Growth or reduction reflected in this figure would include, in addition to the acquisition, loss or consolidation of enterprise paid business accounts, any changes we make to the categorization of existing paid business accounts, for example to reflect that they have expanded beyond the employee threshold and have thus become an enterprise paid business account, which we review periodically.

Our percentage of ARR from enterprise paid business accounts was 62% as of December 31, 2019, compared to 56% as of December 31, 2018.
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
Our annualized revenue per average paid business account for the quarter ended December 31, 2019 grew to over $36,500, which was an increase of 25.9% compared to over $29,000 for the quarter ended December 31, 2018. We believe this increase reflects our continued focus on larger mid-market and enterprise customers.
As we grow and scale, we are changing the way we view and engage with our broader customer base. We believe that with the evolution of our product offerings, our customers of all sizes are standardizing across our platform and as such, metrics based on enterprise and average paid business accounts are becoming less relevant measurements of how we view and manage our business and our larger business opportunity. Instead, in order to better reflect the way we view our customers, we anticipate that the percentage of our total ARR that comes from paid business accounts with ARR over $100,000 will become an increasingly important measurement of our performance. In connection with the shift to this new metric, we expect to also report our total ARR to provide a more comprehensive view into our sales performance across all account sizes.
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
The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain larger subscription customers either significantly upgrade or significantly downgrade their subscriptions and by increased sales to existing customers in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of customers from larger organizations versus small to medium-sized organizations will tend to increase our quarterly net expansion rate, while a relative increase in the number of customers from small to medium-sized organizations versus larger organizations will tend to decrease the quarterly net expansion rate, as smaller businesses tend to cancel subscriptions more frequently than larger organizations. This rate is also impacted by factors including, but not limited to, new product introductions, promotional activity, mix of customer size, and the variable timing of renewals.
Our annualized dollar-based net expansion rate declined to 109.2% for the three-month period ended December 31, 2019 from 122.1% for the three-month period ended December 31, 2018, as a result of a lower amount of upsell activity and higher percentage of customers reducing their spend relative to our total installed base than the comparable period in the prior year.

Key Components of Results of Operations
Revenue
We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods. Historically, most of our customers have paid us on a monthly basis. As a result, our deferred revenue at any given period of time had been relatively low. Due to the increase of sales to larger customers, which we generally invoice less frequently, our deferred revenue has increased in absolute terms over time. As our business scales, the rate of growth in our deferred revenue has declined and we expect this rate will continue to decline over time. However, due to our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

	(in thousands, except per share amounts)
Revenue	$153,028	$124,011	$439,853	$347,128
Cost of revenue (1)	26,402	20,206	75,164	55,703
Gross profit	126,626	103,805	364,689	291,425
Operating expenses:
Research and development (1)	38,387	26,182	106,858	72,747
Sales and marketing (1)	87,704	66,461	244,711	185,091
General and administrative (1)	24,751	19,702	71,129	51,293
Total operating expenses	150,842	112,345	422,698	309,131
Loss from operations	(24,216)	(8,540)	(58,009)	(17,706)
Other income (expense):
Interest income	3,793	3,922	11,944	9,026
Interest expense	(5,953)	(5,669)	(17,660)	(13,932)
Other income (expense), net	(465)	(8)	2,828	(1,285)
Loss before income taxes	(26,841)	(10,295)	(60,897)	(23,897)
Income tax provision (benefit)	894	(106)	1,518	440
Net loss	$(27,735)	$(10,189)	$(62,415)	$(24,337)
Net loss attributable to redeemable non-controlling interest	540	86	1,437	283
Net loss attributable to New Relic	$(27,195)	$(10,103)	$(60,978)	$(24,054)
Net loss attributable to New Relic per share, basic and diluted	$(0.46)	$(0.18)	$(1.05)	$(0.42)
Weighted-average shares used to compute net loss per share, basic and diluted	58,733	57,096	58,352	56,663

(1)Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$1,315	$934	$3,837	$2,522
Research and development	8,611	4,322	23,073	11,443
Sales and marketing	11,090	6,222	30,682	17,040
General and administrative	4,934	3,286	12,904	8,619
Total stock-based compensation expense	$25,950	$14,764	$70,496	$39,624

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	17	16	17	16
Gross profit	83	84	83	84
Operating expenses:
Research and development (1)	25	21	24	21
Sales and marketing (1)	57	54	56	53
General and administrative (1)	16	16	16	15
Total operating expenses	98	91	96	89
Loss from operations	(15)	(7)	(13)	(5)
Other income (expense):
Interest income	2	3	2	3
Interest expense	(4)	(5)	(4)	(4)
Other income (expense), net	—	—	1	—
Loss before income taxes	(17)	(9)	(14)	(6)
Income tax provision (benefit)	1	—	—	—
Net loss	(18)%	(9)%	(14)%	(6)%
Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net loss attributable to New Relic	(18)%	(9)%	(14)%	(6)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	6	3	5	3
Sales and marketing	7	5	7	5
General and administrative	3	3	3	2
Total stock-based compensation expense	17%	12%	16%	11%

Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
United States	$103,673	$84,731	$18,942	22%	$299,544	$237,099	$62,445	26%
EMEA	27,121	22,533	4,588	20	78,024	63,752	14,272	22
APAC	14,033	10,086	3,947	39	39,181	27,551	11,630	42
Other	8,201	6,661	1,540	23	23,104	18,726	4,378	23
Total revenue	$153,028	$124,011	$29,017	23%	$439,853	$347,128	$92,725	27%
Total revenue increased $29.0 million, or 23%, in the three months ended December 31, 2019 compared to the same period of 2018. The increase was primarily due to an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $4.6 million, or 20%, in the three months ended December 31, 2019 compared to the same period of 2018, and our revenue from APAC increased $3.9 million, or 39%, in the three months ended December 31, 2019 compared to the same period of 2018, as a result of new paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Revenue increased $92.7 million, or 27%, in the nine months ended December 31, 2019 compared to the same period of 2018. The increase was primarily due to an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $14.3 million, or 22%, in the nine months ended December 31, 2019 compared to the same period of 2018, and our revenue from APAC increased $11.6 million, or 42%, in the nine months ended December 31, 2019 compared to the same period of 2018, as a result of new paid business accounts and an increase in product adoption by existing paid business accounts located in these geographic regions.
Cost of Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue	$26,402	$20,206	$6,196	31%	$75,164	$55,703	$19,461	35%
Cost of revenue increased $6.2 million, or 31%, in the three months ended December 31, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in depreciation expense and amortization expense of $3.5 million, increased hosting-related costs and payment processing fees of $2.3 million, primarily due to increased operating costs to support revenue growth, and increased personnel-related costs of $0.4 million, driven by higher headcount.
Cost of revenue increased $19.5 million, or 35%, in the nine months ended December 31, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in depreciation expense and amortization expense of $9.6 million, increased hosting-related costs and payment processing fees of $6.6 million, primarily due to increased operating costs to support revenue growth, and increased personnel-related costs of $3.3 million, driven by higher headcount.
Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
Research and development	$38,387	$26,182	$12,205	47%	$106,858	$72,747	$34,111	47%
Research and development expenses increased $12.2 million, or 47%, in the three months ended December 31, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $11.0 million, driven by an increase in headcount. The remaining increase was due to an increase in facilities and depreciation expenses of $0.9 million, an increase in travel expenses of $0.1 million, and an increase in other miscellaneous expenses of $0.2 million.
Research and development expenses increased $34.1 million, or 47%, in the nine months ended December 31, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $31.5 million, driven by an increase in headcount. The remaining increase was due to an increase in facilities and depreciation expenses of $1.8 million, an increase in travel expenses of $0.6 million, and an increase in other miscellaneous expenses of $0.2 million.
Sales and Marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$87,704	$66,461	$21,243	32%	$244,711	$185,091	$59,620	32%
Sales and marketing expenses increased $21.2 million, or 32%, in the three months ended December 31, 2019 compared to the same period of 2018. The increase was primarily the result of an increase of personnel-related costs of $17.6 million, driven by higher headcount and an increase of sales commissions due to revenue growth. The remaining increase was due to an increase in software subscription and consulting expenses of $1.0 million, an increase in travel expenses of $1.0 million, and an increase in expenses related to marketing programs of $2.2 million. The overall increase was partially offset by a decrease in facilities and depreciation expenses of $0.2 million and a decrease in other miscellaneous expenses of $0.4 million.
Sales and marketing expenses increased $59.6 million, or 32%, in the nine months ended December 31, 2019 compared to the same period of 2018. The increase was primarily the result of an increase of personnel-related costs of $50.4 million, driven by higher headcount and an increase of sales commissions due to revenue growth. The remaining increase was due to an increase in software subscription and consulting expenses of $3.3 million, an increase in travel expenses of $2.7 million, an increase in expenses related to marketing programs of $2.2 million, and an increase in facilities and depreciation expenses of $1.4 million. The overall increase was partially offset by a decrease in other miscellaneous expenses of $0.4 million.
General and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
General and administrative	$24,751	$19,702	$5,049	26%	$71,129	$51,293	$19,836	39%
General and administrative expenses increased $5.0 million, or 26%, in the three months ended December 31, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $5.4 million, driven by an increase in headcount. The remaining increase was due to an increase in software subscription and consulting expenses of $0.2 million, an increase in travel expenses of $0.3 million, an increase in legal, tax, and accounting fees of $0.1 million, and an increase in other miscellaneous expenses of $0.1 million. The overall increase was partially offset by a decrease in facilities and depreciation expenses of $1.1 million.
General and administrative expenses increased $19.8 million, or 39%, in the nine months ended December 31, 2019 compared to the same period of 2018. The increase was primarily the result of an increase in personnel-related costs of $15.5 million, driven by an increase in headcount, and a $1.9 million increase in legal, tax, and accounting fees. The remaining increase was due to an increase in software subscription and consulting expenses of $1.2 million, an increase in travel expenses of $0.6 million, an increase in facilities and depreciation expenses of $0.5 million, and an increase in other miscellaneous expenses of $0.1 million.

Other Income (Expense)

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in thousands)
Other income (expense)	$(2,625)	$(1,755)	$(870)	(50)%	$(2,888)	$(6,191)	$3,303	53%
Other income (expense), net decreased by $0.9 million in the three months ended December 31, 2019 compared to the same period of 2018. The decrease was primarily due to an increase in interest expense related to the 0.50% convertible senior notes due 2023, or the Notes.
Other income (expense), net increased by $3.3 million in the nine months ended December 31, 2019 compared to the same period of 2018, primarily due to a $3.0 million lease modification gain. The remaining increase was due to an increase in interest income earned on higher cash and short-term investment balances, partially offset by an increase in interest expense related to the Notes.

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

The following tables present our non-GAAP income from operations and our non-GAAP net income attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income attributable to New Relic for the three months ended December 31, 2019 and 2018 and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
GAAP loss from operations	$(24,216)	$(8,540)	(58,009)	$(17,706)
Plus: Stock-based compensation expense	25,950	14,764	70,496	39,624
Plus: Lease exit costs and accelerated depreciation	—	—	3,641	—
Plus: Amortization of purchased intangibles	415	440	1,295	833
Plus: Transaction costs related to acquisitions	251	476	251	806
Plus: Amortization of stock-based compensation capitalized in software development costs	219	192	653	555
Plus: Lawsuit litigation cost and other expense	—	—	1,521	—
Plus: Employer payroll tax on employee equity incentive plans	382	457	1,686	2,052
Non-GAAP income from operations	$3,001	$7,789	$21,534	$26,164

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
GAAP net loss attributable to New Relic	$(27,195)	$(10,103)	$(60,978)	$(24,054)
Plus: Stock-based compensation expense	25,950	14,764	70,496	39,624
Plus: Lease exit costs and accelerated depreciation	—	—	3,641	—
Plus: Amortization of purchased intangibles	415	440	1,295	833
Plus: Transaction costs related to acquisitions	251	476	251	806
Plus: Amortization of stock-based compensation capitalized in software development costs	219	192	653	555
Plus: Lawsuit litigation cost and other expense	—	—	1,521	—
Plus: Employer payroll tax on employee equity incentive plans	382	457	1,686	2,052
Plus: Amortization of debt discount and issuance costs	5,314	5,021	15,718	12,312
Less: Gain on lease modification	—	—	(3,006)	—
Non-GAAP net income attributable to New Relic	$5,336	$11,247	$31,277	$32,128
Non-GAAP income from operations and non-GAAP net income attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” We anticipate we will continue to generate non-GAAP income from operations and non-GAAP net income attributable to New Relic in future periods.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2019	2018

	(in thousands)
Cash provided by operating activities	$31,666	$66,894
Cash used in investing activities	(103,079)	(459,348)
Cash provided by financing activities	12,888	445,489
Net increase (decrease) in cash, cash equivalents and restricted cash	$(58,525)	$53,035
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
Operating Activities
During the nine months ended December 31, 2019, cash provided by operating activities was $31.7 million as a result of a net loss of $62.4 million, adjusted by non-cash charges of $136.5 million and a change of $42.4 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $34.6 million decrease in deferred revenue, a $25.8 million increase in deferred contract acquisition costs, a $16.8 million decrease in lease liabilities, and a $0.2 million increase in prepaid expenses and other assets. This was partially offset by a $10.0 million decrease in accounts receivable, a $19.5 million decrease in lease right-of-use assets, a $4.3 million increase in accounts payable, and a $1.1 million increase in accrued compensation and benefits and other liabilities.
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
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2019 was $103.1 million, primarily as a result of purchases of short-term investments of $337.1 million, purchases of property and equipment of $49.7 million, increases in capitalization of software development costs of $4.5 million, and cash paid for acquisition of $4.3 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $292.4 million.
Cash used in investing activities during the nine months ended December 31, 2018 was $459.3 million, primarily as a result of purchases of short-term investments of $581.5 million, purchases of property and equipment of $29.7 million, cash paid for acquisition of $5.6 million, and increases in capitalization of software development costs of $3.8 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $161.2 million.

Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2019 was $12.9 million, which was the result of proceeds from the exercise of stock options of $6.0 million, proceeds from the purchase of shares of common stock pursuant to our employee stock purchase plan of $5.9 million, and proceeds from the investment from our redeemable non-controlling interest of $1.0 million.
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
Except for updates to our accounting policies related to the adoption of ASU 2016-02, Leases (Topic 842) (“ASC 842”), there have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2019 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 15, 2019.
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

Interest Rate Risk
We had cash and cash equivalents of $179.0 million as of December 31, 2019, consisting of bank deposits, commercial paper, and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.6 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $557.7 million as of December 31, 2019, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Effective April 1, 2019, we adopted ASC 842 using the modified retrospective method, and recorded a balance sheet adjustment on the date of adoption. As a result, we implemented internal controls to ensure that we have adequately evaluated our lease agreements and properly assessed the impact of ASC 842 on our financial statements. We do not expect significant changes to our internal control over financial reporting due to the adoption of ASC 842. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
We have a history of losses and we expect our revenue growth rate to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $61.0 million and $24.1 million in the nine months ended December 31, 2019 and 2018, respectively. At December 31, 2019, we had an accumulated deficit of $366.5 million. We expect to continue to expend substantial financial and other resources on, among other things:

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
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers’ spending levels generally. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger customers.

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
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations, with an emphasis on continuing to improve our ability to target sales to large organizations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the nine months ended December 31, 2019, sales and marketing expenses represented 56% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
If we are unable to continue to increase the sales of our solutions to customers who provide us with ARR over $100,000, many of which we expect to be large enterprise customers, while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer. *
Our growth strategy is dependent, in large part, upon the continued increase of sales to customers who provide us with ARR over $100,000, many of which we expect to be large enterprise customers. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our applications and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our applications, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment. In addition, if we are unable to close one or more large individual transactions in a particular period, or if an expected transaction is delayed until a subsequent period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be harmed.
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
Changes in privacy and security laws, regulations, and standards may cause our business to suffer. *
We are subject to federal, state, local, and foreign laws, regulations, directives, and standards relating to the collection, use, retention, disclosure, security, transfer, and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving, and as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure, or allegations of failure, by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, local or foreign laws, regulations, directives, and standards could result in investigations and/or proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard, or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
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
Domestic laws in this area are also complex and developing rapidly. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals. The Federal Trade Commission, or FTC, has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands require businesses to provide appropriate notices to customers, individuals, credit reporting agencies and/or governmental entities such as the state’s Attorney General’s office following certain types of security breaches affecting personally identifiable information. The laws are not consistent, and compliance in the event of a widespread data breach is both complex and costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also requires covered businesses to provide detailed privacy notices to California residents and respond to requests from California residents to exercise their rights under the CCPA without discrimination. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and its regulations may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. In addition to a new ballot measure already introduced in California which would amend the CCPA, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our or our customers’ businesses, may place additional burdens on us and our customers, which may further reduce demand for our subscriptions and harm our business.
Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, which could have an adverse effect on our business. Any inability by us to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies or our contracts governing our processing of personal information, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers or to our marketing and promotion of our products to interested individuals may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

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
With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large organizations, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in March 2017, Cisco Systems, Inc. completed its purchase of AppDynamics, Inc., in November

2018, Broadcom Inc. completed its acquisition of CA, Inc., and, in October 2019, Splunk Inc. completed its acquisition of SignalFX, Inc. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced, and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
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
Seasonality may cause fluctuations in our sales and operating results. *
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. The first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, which tend to have a concentration of increased activity in the periods surrounding the change of the Company’s fiscal year. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. Accordingly, historical patterns should not be considered indicative of our future sales activity or performance.
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
We may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow sales to larger customers in a financially sustainable manner, we may need to further customize our offering and modify our go-to-market strategy to reduce our operating and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the nine months ended December 31, 2019, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2019, in the United States, we had eight issued patents, sixteen patent applications pending, eight trademark registrations, and five trademark applications. Concurrently, outside of the United States, we had six issued patents, twenty-one patent applications pending, including four Patent Cooperation Treaty applications, fifteen trademark registrations, and fifty-three trademark applications. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of December 31, 2019, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023, or the Notes. Our indebtedness may:
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
For example, U.S. tax legislation enacted in December 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of recovery of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax liability in the event we become profitable in the future. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business.
Further, each jurisdiction has different rules and regulations governing sales and use, value added, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. The U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. may increase that risk by increasing states’ ability to assert taxing jurisdiction on out-of-state retailers. In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. Any tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward would effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
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
Weakened global economic conditions may harm our industry, business, and results of operations. *
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted in the past by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, after significant negotiation between the United Kingdom and the EU, the withdrawal of the United Kingdom from the EU took effect on January 31, 2020. There is now a transition period while the United Kingdom and EU negotiate additional arrangements, including their future trading terms. The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020. The withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, undermine bilateral cooperation in key policy areas, significantly disrupt trade between the United Kingdom and the EU, and lead to a period of considerable uncertainty in relation to global financial and banking markets. In addition, the withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. If the United Kingdom and the EU are unable to negotiate acceptable future trading terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European Economic Area overall could be diminished or eliminated. As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our common stock. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU will have and how such withdrawal may affect us.
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
Our stock price has been, and will likely continue to be, subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through December 31, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	Offer Letter between the Registrant and William Staples, dated as of November 22, 2019.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	February 4, 2020
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)