Form 10-K
period 2020-03-31
NEW RELIC, INC.
filed 2020-05-15
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2019, based on the closing price of a share of the registrant’s common stock on September 30, 2019 as reported by the New York Stock Exchange on such date, was approximately $2.7 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of May 8, 2020, there were 59,843,923 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2020.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the impact of natural disasters and actual or threatened public health emergencies, such as COVID-19;
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

PART I

Item 1. Business
Overview
New Relic is a strategic observability platform that companies use to build, develop, and operate their digital businesses. We provide software development and IT operations teams with capabilities they need to improve uptime and performance, gain greater scale and efficiency, as well as accelerate their time to market. From the beginning, our ambition has been to instrument more of the digital world than anyone else and help our customers build more perfect software. We exist to continue that work along the expanse of the Internet, because our goal is to establish the standards by which all software and its impact can be measured and improved.
Digital initiatives have become critical to the success of global businesses across industries. Fundamental technology and business shifts are now enabling continuous improvements to these digital environments. First, organizations around the globe are undertaking digital transformations to meet the demands of an increasingly digitally savvy customer base. Second, companies are increasingly adopting cloud technologies, utilizing the cloud as a new foundational architecture to support their digital business. Both of these shifts have put tremendous pressure on internal technology teams to adapt to these new business demands. In response to this pressure, engineering teams are adopting new agile processes and software development operations, or DevOps, practices that enable them to move to the cloud faster and take advantage of modern infrastructure technologies like microservices and containers, in order to accelerate their pace of innovation and responsiveness to business demands.
New Relic is positioned at the center of these trends, which are changing the way companies build, develop, and operate software. The New Relic One Platform, our integrated, multi-tenant observability platform, enables our customers to collect, store, and analyze vast quantities of telemetry data flowing through and about their software. Building on our leadership in application performance monitoring, or APM, the New Relic One Platform collects and correlates data using a number of different techniques to provide more holistic visibility to our customers. Our end users, primarily developers and operations professionals, are generally tasked with creating and deploying software code, with the goal of driving revenue growth, increasing productivity, and enhancing brand value at their companies. Customers using the New Relic One Platform are empowered to build and release software into production more quickly, all while maintaining or improving uptime and stability, to improve their competitive position in a global environment where software is a critical differentiator.
We offer our customers a fully integrated software solution that provides visibility into every layer of the modern software stack, from application performance to infrastructure health to the end-user experience. Our cloud-based platform is open and connected, with out-of-the-box curated experiences for our customers, enabling them to scale to meet the ever-changing needs of their businesses. In addition, our platform is programmable, which allows users to go beyond our curated experiences to build use cases unique to their data and business workflows.
Our Growth Strategy
We employ a land, expand, and standardize go-to-market strategy, which combines grassroots user adoption with both customized low-touch and high-touch sales approaches. We often land in new accounts to support grassroots projects, often with our flagship APM capabilities, and because our products are easy to get started with, users often grow our footprint within their companies, as they increase the number of applications monitored and expand their use of our products. This allows customers to develop into accounts with hundreds of users across multiple roles, each accessing a common set of data through the New Relic One Platform to deliver real-time visibility into the operations of their digital business. Over time, we plan to drive efficient growth through the following efforts:
•expanding our installed base by increasing application coverage and benefiting from growth in organic usage;
•adding new customers;
•further penetrating international markets; and
•expanding our platform with additional paid offerings and platform capabilities.
Our Solution
Software and IT teams rely on the breadth and depth of visibility provided by the New Relic One Platform to collect, store, and analyze vast quantities of telemetry data flowing through and about their software. For teams with complex environments, New Relic One empowers them to find, visualize, and understand the entities and their dependencies to innovate faster, make better decisions, and create best-in-class digital experiences. The New Relic One Platform collects and correlates various types of critical telemetry data such as application performance management data, logs, metrics, events and trace data, providing customers with the visibility needed to troubleshoot and analyze their applications and infrastructure. New Relic One offers prebuilt dashboards and visualizations as well as the ability to search across data types, create customized dashboards and build applications that can be shared and customized by other users.
The New Relic One Platform uses a common infrastructure to enable customers to:
•Collect. We provide customers with our software code, called agents, to add to their applications and infrastructure. These agents for APM and infrastructure monitoring enable developers and operations teams to easily deploy software code into their applications and related IT infrastructure, including physical and virtual servers, browsers, and mobile devices. We also provide a number of open data application performance interfaces, or APIs, and software development kits, or SDKs, as well as support open source connectors and technologies for customers, partners, and third-party developers to extend our platform into their products, increasing their ability to capture more types of data within the New Relic One Platform.
•Store. Data collected by our customers is stored in New Relic Database (NRDB), our proprietary, highly secure and scalable cloud-based architecture and big data database. Our database has been crafted so that our customers do not need to build or maintain their own big data solution for digital operations. We have optimized this database to store data as well as handle the analytics and queries that we believe are important to drive decision making.
•Analyze. We provide a number of offerings with out-of-the-box features including New Relic APM, Mobile, Browser, Synthetics, Infrastructure, and Insights. We also offer New Relic chart builder, dashboards and programmability features that allow our customers to use connected data to easily build tailored, flexible, information-dense visuals. Data queries are accessible to team members with a range of experience through basic and advanced chart builder modes. This functionality is designed to enable customers to get answers to their questions quickly without having to re-index or re-instrument their data. In addition, we offer New Relic Applied Intelligence, which includes features that work together to enable engineering and operations teams to intelligently spot abnormal behavior across billions of pieces of data, predict where problems may arise, and ultimately provide prescriptive recommendations for problems before they impact customers.
The New Relic One Platform also contains the following platform capabilities:
•New Relic Alerts provides a centralized notification system that delivers alerts from across the products that make up the New Relic One Platform. It allows users to manage alert policies and alert conditions in order to receive early notification to identify potential performance issues and take action.
•New Relic’s extensible architecture provides customers, partners, and third-party developers with APIs, SDKs and open source connectors and technologies to build software integrations and custom applications that extend our functionality and data into other application or IT environments. For example, while our focus is on supporting modern programming languages and frameworks with our agents, some customers and developers have built integrations to address custom or legacy on-premises applications and architectures. In addition, these integrations can also extend the functionality and data from other applications and sources into our databases, including metric and trace data from popular open source software standards.
Key Elements of Our Solution
•SaaS-Based Delivery Model. While we can support many types of customer environments, we designed our products based on cloud architecture and a SaaS delivery model. We are able to provide frequent updates to our software, enabling us to continuously improve it to reflect technology developments. This approach delivers a wide range of technology and financial benefits to our customers over on-premises architectures, including potential faster time to market, accelerated return on investment, and lower total cost of ownership.
•Scalable, Flexible Cloud Architecture. Our customers can collectively analyze trillions of data points per day. Because we built our technology with a multi-tenant cloud architecture, customers can leverage its scale to rapidly run queries and get answers without having to build their own expensive infrastructure.
•Visibility Across Applications and Infrastructure. Our customers are rapidly adopting modern technologies like containers and Kubernetes at the infrastructure layer, as well as modern application development patterns like serverless. We provide our customers with visibility from the mobile application or browser through back-end services down to the underlying infrastructure. Our platform provides visibility into cutting edge cloud environments, and legacy on-premises environments, enabling customers to adopt New Relic no matter where they are on their cloud migration journey or if their business requires a traditional data center.
•Big Data Database and Analytics. NRDB, our proprietary, cloud-based architecture and big data database, leverages modern big data technologies, which enable our users to collect, store, and analyze trillions of data points each day.

Our schema-less database structure allows customers to easily build dashboards or make ad-hoc queries to deliver real-time insights.
•Enterprise-grade Security. We have developed robust security processes to help protect the confidentiality, integrity and availability of customer data so that users can control how their data is stored and used. We undergo annual audits by third-party services, including AICPA SOC2 Type 2 and FedRAMP/NIST 800-53-based assessments. Our platform and products have also achieved FedRAMP authorization at a moderate impact level, and our Chicago data center is Tier III SOC2 certified. In addition, we voluntarily participate in the Cloud Star Alliance’s Security, Trust, and Assurance Registry.
•Easy and Intuitive. We design our products to be simple, intuitive, and user-friendly. Users are able to learn, deploy, and begin using our products, often within a few minutes. This is beneficial to developers and operations teams, who do not need to do extra coding or configuration to use our products. It is also important for business and technical users who can leverage our products to augment their existing knowledge of applications and infrastructure.
•Integrated Suite. Our products and platform capabilities share a common design and user interface and access the same cloud-based architecture. Users can move seamlessly among different analytic categories and use cases for their data. Users are able to easily add products to extend their ability to obtain insights from their same or new portions of their data.
Employees
As of March 31, 2020, we had 2,131 employees, including temporary employees. We also engage consultants. We consider our relations with our employees to be good.
Operations
We host our applications and serve all our customers from data centers and a combination of cloud hosting providers. We utilize third parties to manage the infrastructure at our data centers. In addition, we are continuing to build out services and functionality in the public cloud with a view to migrating more software to the public cloud over time. This strategy provides us flexibility to service customers in new and emerging regions and scale our deployment capabilities. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
Research and Development
Our research and development organization is responsible for the design, development, and testing of all aspects of the New Relic One Platform suite of products and platform capabilities. We invest heavily in these efforts to continuously improve, innovate, and add new features to our solutions.
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
The majority of our research and development team is based in our Portland, Oregon office, but also has a significant presence in our offices in San Francisco, California, Barcelona, Spain and Tel Aviv, Israel. To foster rapid innovation, our team is further apportioned into smaller, agile development teams.
As of March 31, 2020, we had 596 employees in our research and development organization.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2020, we had 1,018 employees in our sales and marketing organization.
Sales
We sell our products to businesses of all sizes largely through our direct sales organization, with our primary focus on larger accounts. Our direct sales organization is organized by geography and size of customer and is focused on growing the number of accounts and usage within accounts (i.e. providing our customers with a broader set of our product solutions).

Our sales strategy is based on the size of the opportunity and the target user at an organization (e.g., software developers, DevOps engineers, or IT managers).
Marketing
Our marketing strategy focuses on meaningful interactions with practitioners and buyers by targeting software developers, operations professionals, IT leaders, and technology executives across many industries and regions. Additionally, our digital engagement strategy, demand generation, customer programs, events, corporate communications, and product marketing teams focus on building brand, engagement, and demand with our target markets. We utilize both online and offline marketing initiatives, including search engine and email marketing, online banner and video advertising, our website, product demonstrations and trials, blogs, corporate communications, whitepapers, case studies, user events, sponsorships, and webinars. We believe an effective method to market our platform is for users to actively use and explore its capabilities. We encourage free trials of one or more of our products in order to successfully convert those accounts to paid subscriptions.
Seasonality
We have experienced increased seasonality in our sales and operating results, and the first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. Over time, these trends could lead to stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized.
Customer Support
Our products and platform capabilities are designed to minimize the need for customer support, as users can easily download, install, and deploy our software agents without needing support. We offer a range of customer support options with multiple levels of support. These include free community support, email support, and phone support, up to our customer support organization, which provides dedicated customer success representatives, onsite support, with global capabilities and is available at all hours of the day. Through our training platform, we offer courses to help our customers quickly learn how to effectively use our products as well as implement best practices. Courses are available online, in-person at events, and, as requested by certain customers, on-site. Our training sessions are typically targeted at specific levels of employee seniority and product experience, such as agent essentials or administrator experts, to more effectively tailor training to intended audiences.
Partnerships and Strategic Relationships
We have built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. We also have developed relationships with several cloud providers including Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Cloud, Pivotal Cloud Foundry, and others, through which we collaborate to ensure our products and platform capabilities work well on applications running on their clouds. These providers offer access to our products and platform capabilities through links on their websites, refer developers and other potential users to us, and expand our marketing reach. Additionally, a growing number of system integrators, consultants, and value-added resellers are using the New Relic One Platform to help their customers make the resourcing and prioritization decisions necessary for successful cloud migrations and transformation projects.
Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. Our observability platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different commercial vendors.
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
The principal competitive factors in our market include:
•product and platform features, architecture, reliability, security, performance, effectiveness, and supported environments;
•product extensibility and ability to integrate with other technology infrastructures;
•digital operations expertise;
•ease of use of products and platform capabilities;

•price and total cost of ownership;
•adherence to industry standards and certifications;
•strength of sales and marketing efforts;
•brand awareness and reputation; and
•focus on customer success.
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
In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2020, we had 16 issued patents in the United States and abroad, and 38 patent applications pending in the United States and abroad. We are also the registered holder of a variety of United States and international domain names that include the term New Relic. Our products utilize our “New Relic” trademark as well as our logo and images.
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
Companies in Internet-related industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We have been subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.
Corporate Information
We were formed in Delaware in September 2007 as New Relic Software, LLC. We converted from a Delaware limited liability company to a Delaware corporation and changed our name to New Relic, Inc. in February 2008. Our principal executive offices are located at 188 Spear Street, Suite 1000, San Francisco, California 94105, and our telephone number is (650) 777-7600. Our website is located at www.newrelic.com, and our investor relations website is located at http://ir.newrelic.com/. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and references to our website address in this Annual Report on Form 10-K are intended to be inactive textual references only. We completed our initial public offering in December 2014 and our common stock is listed on the New York Stock Exchange under the symbol “NEWR.”
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
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $88.9 million, $40.9 million, and $45.3 million in the fiscal years ended March 31, 2020, 2019, and 2018, respectively. At March 31, 2020, we had an accumulated deficit of $394.5 million. We expect to continue to expend substantial financial and other resources on, among other things:

•sales and marketing, including expanding our direct sales organization and marketing programs;
•investments in our research and development team, and the development of new platform offerings, capabilities, features, and functionality;
•expansion of our operations and infrastructure, both domestically and internationally;
•hiring of additional employees; and
•general administration, including legal, accounting, and other expenses related to our growing operations and infrastructure.
These investments may not result in increased revenue or growth of our business. Our revenue growth rate has declined in recent periods and could continue to decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and to achieve and sustain profitability. If we fail to achieve and sustain profitability, our operating results and business would be harmed.
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
•further improving our key business systems, processes, and information technology infrastructure, including our and third-party hosted data centers and cloud services, to support our business needs;

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
In addition, in order for us to maintain or improve our operating results, it is important that our customers enter into paid subscriptions and renew their subscriptions when the contract term expires. Many of our customers start their accounts on a free trial and have no obligation to begin a paid subscription. Our customers that enter into paid subscriptions have no obligation to renew their subscriptions after the expiration of their subscription period. Subscription periods are most often one year in length, and in recent fiscal years we have secured an increased percentage of longer-duration commitments. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions have the right to cancel their agreements prior to the termination of the subscription term. Customers also have canceled or reduced, and may continue to cancel or reduce, their subscriptions or request flexibility in payment terms as a result of the impact of COVID-19 on their businesses.
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, including as a result of COVID-19, or reductions in our customers’ spending levels generally.
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
Most of our customers currently use our products to support application performance management functions, and the majority of our revenue to date has been from our application performance management products. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our software to additional use cases across our entire platform. If we fail to achieve market acceptance of our software, or if a competitor establishes a more widely adopted solution, our ability to grow our business and financial results will be adversely affected. In addition, as the amount of data stored for a given customer grows, that customer may have to agree to higher subscription fees for certain of our software or limit the amount of data stored in order to stay within the limits of its existing subscription. If their fees grow significantly, customers may react adversely to this pricing model, particularly if they perceive that the value of our software has become eclipsed by such fees or otherwise.

The recent global coronavirus (COVID-19) outbreak could harm our business and results of operations.
In December 2019 COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. These measures include temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
More generally, the outbreak of COVID-19 is adversely affecting economies and financial markets globally, and is expected to lead to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. We currently expect our revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain. Furthermore, due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.
We have evolved our pricing models over time and we expect that they will continue to evolve. For example, we have offered a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored; and we offer access to our products under subscription plans that include service and support for one or more of our products.
We expect that we will continue to evolve our pricing model, including as a result of global economic conditions; reductions in our customers’ spending levels generally; the introduction of new products and services; the evolution of existing products and services; or changes in how computing infrastructure is broadly consumed. We have introduced and expect to continue to introduce variations to our pricing models and other pricing programs that provide broader usage and cost predictability for our customers. Although we may believe that these pricing changes will drive net new customers, increase customer adoption, and support our transition to a new model, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our business, revenue, and other financial results. If we have difficulty determining the appropriate price structure for our products, we may be required from time to time to further revise our pricing structure or reduce our prices, which could adversely affect our business.
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products.
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the fiscal year ended March 31, 2020, sales and marketing expenses represented 56% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.

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
Our quarterly financial results may fluctuate widely as a result of the risks and uncertainties described in this report, many of which, such as the COVID-19 pandemic, are outside of our control. If our financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially.
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
Cyber-attacks, intrusions and other malicious Internet-based activity including by computer hackers, foreign governments and cyber terrorists, continue to increase generally as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If our products or security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Moreover, if a high-profile security breach occurs with respect to another cloud platform provider, our customers and potential customers may lose trust in the security of cloud platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
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
We are subject to federal, state, local, and foreign laws, regulations, directives, and standards relating to the collection, use, retention, disclosure, security, transfer, and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure, or allegations of failure, by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, local or foreign laws, regulations, directives, and standards could result in investigations and/or proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard, or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
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
The markets in which we compete are rapidly evolving, significantly fragmented, and highly competitive. Our observability platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different vendors.
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
We generally recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. As a result, any effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
In addition, we currently serve our customers from third-party data centers and a combination of cloud hosting providers. The continuous availability of our products and platform capabilities depends on the operations of our data center facilities, on our cloud hosting providers, on a variety of network service providers, on third-party vendors, and on our own site operations staff. We depend on our third-party providers’ abilities to protect our data center facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. If there are any lapses of service, damage to the facilities, or prolonged cloud hosting provider service disruptions or downtime affecting our platform, we could experience lengthy interruptions in our products and platform capabilities as well as delays and additional expenses in arranging new facilities and services. In addition, we are in the process of migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. After we complete this migration, we will rely extensively on these public cloud providers to provide our clients and their users with fast and reliable access to our products. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers not to renew their subscriptions, any of which could harm our business.

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
Our ongoing and planned investments in data center hosting facilities and expenditures on cloud hosting providers are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results.
We have made and, until our migration to public cloud hosting providers is complete, we will continue to make substantial investments in our data center hosting facilities to support our growth and provide enhanced levels of products and platform capabilities to our customers. We recently decreased the amount of capital expenditures on hosting equipment for use in our data center hosting facilities as we transition to greater dependence on cloud hosting providers but expect to continue to incur significant expense to operate and maintain our data centers. If we are required to make larger investments in our data center hosting facilities than we anticipated or if costs associated with cloud hosting services utilized to support our growth are greater than expected, the negative impact on our operating results would likely exceed our expectations. Furthermore, if we determine to no longer utilize our data centers and related property, and equipment sooner than planned, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets. In addition, ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
We may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow our sales in a financially sustainable manner, we may need to further customize our offering and modify our go-to-market strategy to reduce our operating and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.
During the fiscal year ended March 31, 2020, we derived approximately 30% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

•changes in a specific country’s or region’s political or economic conditions;
•unexpected changes in regulatory requirements, taxes, or trade laws;
•economic and political uncertainty around the world, including uncertainty regarding U.S foreign and domestic policies;
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
•the impact of public health epidemics on our employees, partners and customers, such as the coronavirus epidemic, currently impacting various regions throughout the world;
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
Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. For example, our former Chief Technology Officer and Chief Revenue Officer left the Company in fiscal 2020, and we recently hired a new President and Chief Operating Officer, and a new Chief Product Officer. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
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
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We may sell to U.S. federal, state, and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products.
Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition and results of operations.
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
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2020, we had 16 issued patents in the United States and abroad and 38 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, especially in a volatile economic environment. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
As of March 31, 2020, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023, or the Notes. Our indebtedness may:
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
For example, U.S. tax legislation enacted in December 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. That 2017 tax legislation was modified in various respects by additional tax legislation enacted in March 2020. However, the 2017 tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of recovery of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax liability in the event we become profitable in the future. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business.
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
As of our fiscal year ended March 31, 2020, we had U.S. federal and state net operating losses of approximately $560.8 million and $302.6 million, respectively. Other than federal net operating losses arising in tax years beginning after December 31, 2017, the federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028 and 2022, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law, as modified by the federal tax law changes enacted in March 2020, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, including the ongoing COVID-19 pandemic, and other events beyond our control. We rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted products, and sales activities. The west coast of the United States contains active earthquake zones. Although we maintain crisis management and disaster response plans, in the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.
The requirements of being a public company and a growing and increasingly complex organization may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies or as market practices develop. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
From time to time, public companies are subject to campaigns by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, management changes or sales of assets or the entire company. If stockholders attempt to effect such changes or acquire control over us, responding to such actions would be costly, time-consuming and disruptive, which could adversely affect our results of operations, financial results and the value of our common stock. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.
Our stock price has been and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control.
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through March 31, 2020. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

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
•lawsuits filed or threatened against us; and
•other events or factors, including those resulting from war, incidents of terrorism, public health epidemics, or responses to these events.
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
Holders of Record
As of May 8, 2020, there were 60 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
None.
Proceeds from Registered Securities
None.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of New Relic, Inc. under the Securities Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on March 31, 2015, and its relative performance is tracked through March 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative Total Return
Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
Base Period
3/16
3/17
3/18
3/19
3/20
NEWR
S&P 500
S&P 1500 IT

	Base Period 3/31/15	3/31/16	3/31/17	3/31/18	3/31/19	3/31/20
New Relic, Inc.	$100.00	$75.16	$106.83	$213.60	$284.44	$133.26
S&P 500	$100.00	$99.61	$114.26	$127.71	$137.07	$124.99
S&P Composite 1500 Information Technology	$100.00	$105.49	$130.34	$163.22	$185.01	$198.98
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended March 31, 2020, 2019, and 2018, and the consolidated balance sheet data as of March 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2017 and 2016 and the consolidated balance sheet data as of March 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial data for the years ended March 31, 2020 and 2019 have been adjusted to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, regarding Accounting Standards Codification Topic 606 (“ASC 606”). In addition to the impact of ASC 606, financial data for the fiscal year ended March 31, 2020 includes the impact from the adoption of ASU 2016-02, Leases, regarding Accounting Standards Codification Topic 842 (“ASC 842”).

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$599,510	$479,225	$355,058	$263,479	$181,309
Cost of revenue (1)	103,237	77,399	62,725	49,990	37,183
Gross profit	496,273	401,826	292,333	213,489	144,126
Operating expenses:
Research and development (1)	148,159	104,859	74,332	61,054	46,394
Sales and marketing (1)	334,319	257,066	207,021	168,163	129,677
General and administrative (1)	99,284	73,007	57,788	45,615	35,693
Total operating expenses	581,762	434,932	339,141	274,832	211,764
Loss from operations	(85,489)	(33,106)	(46,808)	(61,343)	(67,638)
Other income (expense):
Interest income	15,482	13,103	2,190	1,189	647
Interest expense	(23,695)	(19,679)	(86)	(87)	(68)
Other income (expense), net	2,934	(1,377)	343	(572)	(126)
Loss before income taxes	(90,768)	(41,059)	(44,361)	(60,813)	(67,185)
Income tax provision (benefit)	211	697	959	264	302
Net loss	$(90,979)	$(41,756)	$(45,320)	$(61,077)	$(67,487)
Net loss attributable to redeemable non-controlling interest	2,042	863	$—	$—	$—
Net loss attributable to New Relic	$(88,937)	$(40,893)	$(45,320)	$(61,077)	$(67,487)
Net loss attributable to New Relic per share, basic and diluted (2)	$(1.52)	$(0.72)	$(0.83)	$(1.18)	$(1.39)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	58,601	56,884	54,814	51,715	48,410

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$5,303	$3,487	$2,440	$1,847	$1,238
Research and development	31,703	17,634	12,176	9,975	6,659
Sales and marketing	43,548	23,253	16,925	13,042	9,258
General and administrative	18,982	11,824	9,057	7,082	6,113
Total stock-based compensation expense	$99,536	$56,198	$40,598	$31,946	$23,268

(2)See notes 1 and 14 of the notes to our consolidated financial statements for a description of how we compute net loss attributable to New Relic per share, basic and diluted.

	As of March 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$292,523	$234,356	$132,479	$88,305	$65,914
Short-term investments	512,574	510,372	115,441	118,101	125,414
Working capital	623,871	598,974	144,348	121,274	136,748
Total assets	1,258,434	1,090,227	443,326	352,269	294,444
Deferred revenue	316,327	271,597	190,282	126,404	74,723
Total liabilities	866,126	737,864	228,222	165,425	101,211
Total stockholders’ equity	390,639	349,630	215,104	186,844	193,233

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
Overview
New Relic is a strategic observability platform that companies use to build, develop, and operate their digital businesses. Our mission is to instrument, measure, and improve the Internet to help our customers create more perfect software, experiences, and businesses. Our observability platform enables users to collect, store, and analyze vast quantities of telemetry data flowing through and about their software.
We offer our customers a fully integrated software solution that provides visibility into every layer of the modern software stack, from application performance to infrastructure health to the end-user experience. Our cloud-based observability platform is open and connected, with out-of-the-box curated experiences for our customers, enabling them to scale to meet the ever-changing needs of their businesses. In addition, our platform is programmable, which allows users to go beyond our curated experiences to build cases unique to their data and business workflows.
We employ a land, expand, and standardize go-to-market strategy, which combines grassroots user adoption with both customized low-touch and high-touch sales approaches. We often land in new accounts to support grassroots projects, often with our flagship APM capabilities, and because our products are easy to get started with, users often grow our footprint within their companies, as they increase the number of applications monitored and expand their use of our products. This allows customers to develop into accounts with hundreds of users across multiple roles, each accessing a common set of data through the New Relic One Platform to deliver real-time visibility into the operations of their digital business.
We have grown rapidly in recent periods, with revenue for the fiscal years ended March 31, 2020 and 2019 of $599.5 million and $479.2 million, respectively, representing 25% growth from 2019 to 2020. We expect that it will be difficult to maintain our historical growth rates over the long term as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $88.9 million and $40.9 million for the fiscal years ended March 31, 2020 and 2019, respectively. Our accumulated deficit as of March 31, 2020 was $394.5 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 16%, 9%, and 5%, respectively, of our revenue for the fiscal year ended March 31, 2020, and 18%, 8%, and 5%, respectively, of our revenue for the fiscal year ended March 31, 2019. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 2,131 employees as of March 31, 2020 from 1,774 as of March 31, 2019 and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
During the fourth quarter of fiscal year 2020, the World Health Organization declared the recent COVID-19 outbreak a pandemic. The extent of the impact of the COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. More generally, the outbreak of COVID-19 is adversely affecting economies and financial markets globally, and is expected to lead to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. We will continue to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. We currently expect our revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
Factors Affecting Our Performance
Market Adoption of Our Platform. Our success, including our rate of customer expansions and renewals, is dependent on the market adoption of our platform. With the introduction of new technologies, the evolution of our platform and new market entrants, competition has intensified and we expect competition to intensify in the future. We employ a land, expand, and standardize business model centered around offering a platform that is open, connected and programmable. We believe that we have built a highly differentiated platform and we intend to continue to invest in building additional offerings, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our ability to improve market adoption of our platform will also depend on a number of other factors, including the competitiveness and pricing of our products, offerings of our competitors, success of international expansion, and effectiveness of our sales and marketing efforts.
Retention of and Expansion within Paid Business Accounts. A key factor in our success is the retention and expansion of our subscription agreements with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase the number of subscriptions we sell to our current customers as they become more familiar with our products and adopt our products to address additional business use cases. Over the last several years, our focus has shifted from an increase in the total number of paid business accounts to an increase in the annual recurring revenue from our existing paid business accounts. Accordingly, today we view our paid business accounts with annual recurring revenue over $100,000 as a strong indicator of our business, and our success depends in part on our ability to retain and expand within our paid business accounts.
Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Annual Recurring Revenue. We believe that our annual recurring revenue is a key indicator of our overall business. We define annual recurring revenue, or ARR, as the revenue that we would contractually expect to receive from our customers over the following 12-month period, without any increase or reduction in any of their subscriptions. While we have not considered ARR to be a key operating metric in the past, we have at times provided our ARR to investors to give them a greater understanding of our business. In these prior disclosures, our ARR was limited to direct revenue subscriptions associated with our products and did not include revenue received from partners or revenue received for support subscriptions. Using our historical definition, as of March 31, 2020, our ARR was $635.6 million. Now that we have determined that ARR is a key operating metric, we will include contractual commitments from these two sources in our definition of ARR in order to provide a more comprehensive view of our subscription business. Taking into account this adjustment, our ARR as of March 31, 2020 was $642.4 million. Consistent with prior presentation, the key operating metrics that follow do not include partner revenue or revenue from support subscriptions. In future periods, the calculations of these metrics will include partner revenue and revenue from support subscriptions.
ARR should be viewed independently of historical revenue as the operating metric is not intended to be a replacement for revenue forecasts.

Number of Paid Business Accounts with ARR over $100,000 and Number of Paid Business Accounts. We believe that our number of paid business accounts with ARR over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, as well as expansion within our existing paid business accounts. We define the number of paid business accounts at the end of any particular period as the number of accounts, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 993 paid business accounts with ARR over $100,000 as of March 31, 2020, which was a 15.7% increase compared to 858 as of March 31, 2019. We believe this increase reflects our continued sales and marketing focus on retention and expansion within our existing customers. This growth rate has decreased in recent periods, but with a greater focus on this metric, management is driving changes intended to increase the growth rate at which we add paid business accounts with ARR over $100,000 in the future.

	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Paid Business Accounts > $100,000	993	926	906	881
Further, as our primary focus has continued to center on an increase in ARR from our existing and larger paid business accounts rather than an increase in the total number of paid business accounts, the total number of paid business accounts as of March 31, 2020 decreased in comparison to March 31, 2019. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. We had over 16,300 paid business accounts as of March 31, 2020, compared to over 16,900 as of March 31, 2019.
Percentage of ARR from Paid Business Accounts with ARR over $100,000. As we grow and scale, we are changing the way we view and engage with our broader customer base. We believe that with the evolution of our product offerings, our customers of all sizes are standardizing across our platform and as such, metrics based on enterprise paid business accounts (which is defined by the number of employees a customer has) and average paid business accounts are becoming less relevant measurements of how we view and manage our business and our larger business opportunity. Instead, we believe that the percentage of our total ARR that comes from paid business accounts with ARR over $100,000 is more indicative of our performance as it measures customers based on their spend rather than their size.
Our percentage of ARR from paid business accounts with ARR over $100,000 was 75% as of March 31, 2020, compared to 70% as of March 31, 2019.

	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Percentage of ARR from Paid Business Accounts > $100,000	75%	73%	72%	71%
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
Our annualized dollar-based net expansion rate decreased to 115.9% for the three-month period ended March 31, 2020 from 130.9% for the three month period ended March 31, 2019 as a result of a lower amount of upsell activity and higher percentage of customers reducing their spend relative to our total installed base than the comparable period in the prior year.

	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Annualized Dollar-Based Net Expansion Rate	115.9%	109.2%	112.4%	109.3%
Key Components of Results of Operations
Revenue
We offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods.
Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. In particular, we expect that our deferred revenue in fiscal 2021 will be negatively impacted by the COVID-19 pandemic as customers continue to seek extended and more flexible payment terms, accommodations which customers started to request in the last month of the fourth quarter of fiscal 2020. As a result of our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth in that period.
The first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. Further, we currently expect our revenue in fiscal 2021 to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic.
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
Cost of Revenue
Cost of revenue consists of expenses relating to data center operations, hosting-related costs, payment processing fees, depreciation and amortization, consulting costs, and salaries and benefits of operations and global customer support personnel. Salaries and benefits costs associated with our operations and global customer support personnel consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer adoption and the number of products we offer, as customer usage continues to grow. Additionally, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers, which may result in increased costs in the short term as we continue to maintain our data center operations.
Gross Profit and Margin
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our operations and global customer support personnel, hosting-related costs, and the amortization of capitalized software. Although we expect our gross margin to fluctuate from period to period as a result of these factors, we also expect that our gross margin will have additional downward pressure during our public cloud migration.

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
Other Income (Expense)
Other income (expense) consists primarily of interest income, interest expense, and foreign exchange gains and losses and gains on lease modifications.

Results of Operations For Fiscal Years Ended March 31, 2020 and 2019
The following tables summarize our consolidated statements of operations data for the fiscal years ended March 31, 2020 and March 31, 2019 and as a percentage of our revenue for those periods. For a discussion of our consolidated statement of operations data for the fiscal year ended March 31, 2018 and as a percentage of revenue for that period, see “Results of Operations for Fiscal Years Ended March 31, 2018, 2017, and 2016” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 14, 2019, or our Annual Report. For a discussion of our liquidity and capital resources for the fiscal year ended March 31, 2018, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report. The period to period comparison of results is not necessarily indicative of results for future periods.

	Fiscal Year Ended March 31,
	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$599,510	$479,225
Cost of revenue (1)	103,237	77,399
Gross profit	496,273	401,826
Operating expenses:
Research and development (1)	148,159	104,859
Sales and marketing (1)	334,319	257,066
General and administrative (1)	99,284	73,007
Total operating expenses	581,762	434,932
Loss from operations	(85,489)	(33,106)
Other income (expense):
Interest income	15,482	13,103
Interest expense	(23,695)	(19,679)
Other income (expense), net	2,934	(1,377)
Loss before income taxes	(90,768)	(41,059)
Income tax provision	211	697
Net loss	$(90,979)	$(41,756)
Net loss attributable to redeemable non-controlling interest	$2,042	$863
Net loss attributable to New Relic	$(88,937)	$(40,893)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$5,303	$3,487
Research and development	31,703	17,634
Sales and marketing	43,548	23,253
General and administrative	18,982	11,824
Total stock-based compensation expense	$99,536	$56,198

	Fiscal Year Ended March 31,
	2020	2019
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	17	16
Gross profit	83	84
Operating expenses:
Research and development (1)	25	22
Sales and marketing (1)	56	54
General and administrative (1)	16	15
Total operating expenses	97	91
Loss from operations	(14)	(7)
Other income (expense):
Interest income	3	3
Interest expense	(4)	(4)
Other income (expense), net	—	—
Loss before income taxes	(15)	(8)
Income tax provision	—	—
Net loss	(15%)	(8%)
Net loss attributable to redeemable non-controlling interest	—	—
Net loss attributable to New Relic	(15%)	(8%)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2020	2019
	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	6	4
Sales and marketing	7	5
General and administrative	3	2
Total stock-based compensation expense	17%	12%
Revenue

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
United States	$417,827	$327,341	$90,486	28%
EMEA	98,651	87,596	11,055	13%
APAC	50,831	38,466	12,365	32%
Other	32,201	25,822	6,379	25%
Total revenue	$599,510	$479,225	$120,285	25%
Revenue increased $120.3 million, or 25%, in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. The increase was primarily due to an increase in product adoption by existing paid business accounts. Our revenue from EMEA increased $11.1 million, or 13%, in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019, and our revenue from APAC increased $12.4 million, or 32%, in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019, primarily as a result of an increase in product adoption by existing paid business accounts located in these geographic regions.

Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$103,237	$77,399	$25,838	33%
Cost of revenue increased $25.8 million, or 33%, in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. The increase was primarily a result of an increase in depreciation expense and amortization expense of $11.8 million primarily as a result of site equipment at our third-party data centers and an increase in hosting-related costs and payment processing fees of $10.1 million. The remaining increase was due to a increase in personnel-related costs of $3.9 million, driven by higher headcount.
Research and Development

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$148,159	$104,859	$43,300	41%
Research and development expenses increased $43.3 million, or 41%, in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. The increase was primarily a result of an increase in personnel-related costs of $38.7 million driven by an increase in headcount. The remaining increase was due to a $3.3 million increase in allocated costs, including facilities and depreciation, a $0.9 million increase in software subscription and consulting expenses, and an increase in travel expenses of $0.4 million.
Sales and Marketing

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$334,319	$257,066	$77,253	30%
Sales and marketing expenses increased $77.3 million, or 30%, in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. The increase was primarily a result of an increase of personnel-related costs of $66.2 million, driven by higher headcount and an increase in sales commissions due to revenue growth. The remaining increase was due to a $5.6 million increase in software subscription and consulting expenses, a $2.4 million increase in marketing programs, a $1.5 million increase in allocated costs, including facilities and depreciation, an increase in travel expenses of $1.0 million, and an increase in other miscellaneous expenses of $0.6 million.
General and Administrative

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$99,284	$73,007	$26,277	36%
General and administrative expenses increased $26.3 million, or 36%, in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. The increase was primarily a result of an increase in personnel-related costs of $22.9 million, driven by an increase in headcount. The remaining increase was due to a $1.3 million increase in legal and accounting expenses, a $1.2 million increase in software subscription and consulting expenses, an increase in travel expenses of $0.5 million, and an increase in other miscellaneous expenses of $0.4 million.
Other Income (Expense)

	Fiscal Year Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense)	$(5,279)	$(7,953)	$2,674	34%
Other income (expense) increased by $2.7 million, or 34%, in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. The increase was primarily due to an increase of $4.3 million in other income, net, largely driven by a $3.0 million gain on lease modification, and a $2.3 million increase in interest income earned on higher cash and short-term investment balances. This was partially offset by an increase of $4.0 million in interest expense related to our 0.5% convertible senior notes due 2023, or the Notes.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight fiscal quarters in the period ended March 31, 2020, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full fiscal year or any future period.

	Three Months Ended
	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
	(in thousands, except per share data)
Revenue	$159,657	$153,028	$145,815	$141,010	$132,097	$124,011	$114,896	$108,221
Cost of revenue (1)	28,073	26,402	25,149	23,613	21,696	20,206	18,447	17,050
Gross profit	131,584	126,626	120,666	117,397	110,401	103,805	96,449	91,171
Operating expenses:
Research and development (1)	41,301	38,387	34,132	34,339	32,112	26,182	23,962	22,603
Sales and marketing (1)	89,608	87,704	80,157	76,850	71,975	66,461	61,142	57,488
General and administrative (1)	28,155	24,751	23,278	23,100	21,714	19,702	16,880	14,711
Total operating expenses	159,064	150,842	137,567	134,289	125,801	112,345	101,984	94,802
Loss from operations	(27,480)	(24,216)	(16,901)	(16,892)	(15,400)	(8,540)	(5,535)	(3,631)
Other income (expense):
Interest income	3,538	3,793	4,011	4,140	4,077	3,922	3,259	1,845
Interest expense	(6,035)	(5,953)	(5,888)	(5,819)	(5,747)	(5,669)	(5,597)	(2,666)
Other income (expense), net	106	(465)	315	2,978	(92)	(8)	(435)	(842)
Loss before income taxes	(29,871)	(26,841)	(18,463)	(15,593)	(17,162)	(10,295)	(8,308)	(5,294)
Income tax provision (benefit)	(1,307)	894	660	(36)	257	(106)	225	321
Net loss	$(28,564)	$(27,735)	$(19,123)	$(15,557)	$(17,419)	$(10,189)	$(8,533)	$(5,615)
Net loss attributable to redeemable non-controlling interest	$605	$540	$509	$388	$580	$86	$197	$—
Net loss attributable to New Relic	$(27,959)	$(27,195)	$(18,614)	$(15,169)	$(16,839)	$(10,103)	$(8,336)	$(5,615)
Net loss per share attributable to New Relic, basic and diluted (2)	$(0.47)	$(0.46)	$(0.32)	$(0.26)	$(0.30)	$(0.18)	$(0.15)	$(0.10)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	59,351	58,733	58,372	57,944	56,917	57,096	56,706	56,183

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
	(in thousands)
Cost of revenue	$1,466	$1,315	$1,300	$1,222	$966	$934	$895	$693
Research and development	8,630	8,611	7,434	7,028	6,191	4,322	3,858	3,263
Sales and marketing	12,866	11,090	10,533	9,059	6,213	6,222	6,028	4,790
General and administrative	6,078	4,934	4,091	3,879	3,205	3,286	3,052	2,281
Total stock-based compensation expense	$29,040	$25,950	$23,358	$21,188	$16,575	$14,764	$13,833	$11,027

(2)See notes 1 and 14 of the notes to our consolidated financial statements for a description of how we compute net loss attributable to New Relic per share, basic and diluted.

	Three Months Ended
	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)	18	17	17	17	16	16	16	16
Gross profit	82	83	83	83	84	84	84	84
Operating expenses:
Research and development (1)	26	25	23	24	24	21	21	21
Sales and marketing (1)	56	57	56	55	54	54	53	53
General and administrative (1)	17	16	16	16	16	16	15	14
Total operating expenses	99	98	95	95	94	91	89	88
Operating loss	(17)	(15)	(12)	(12)	(10)	(7)	(5)	(4)
Other income (expense):
Interest income	2	2	3	3	3	3	3	2
Interest expense	(4)	(4)	(4)	(4)	(4)	(5)	(5)	(2)
Other income (expense), net	—	—	—	2	—	—	—	(1)
Loss before income taxes	(19)	(17)	(13)	(11)	(11)	(9)	(7)	(5)
Income tax provision (benefit)	(1)	1	—	—	—	—	—	—
Net loss	(18%)	(18%)	(13%)	(11%)	(11%)	(9%)	(7%)	(5%)
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—
Net loss attributable to New Relic	(18%)	(18%)	(13%)	(11%)	(11%)	(9%)	(7%)	(5%)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%	1%	1%	1%	1%
Research and development	5	6	5	5	5	3	3	3
Sales and marketing	8	7	7	6	5	5	5	4
General and administrative	4	3	3	3	2	3	3	2
Total stock-based compensation expense	18%	17%	16%	15%	13%	12%	12%	10%
Quarterly Revenue Trends
Our quarterly revenue increased sequentially for each period presented, primarily due to sales of new subscriptions to our products and expanding use of our products by our existing customers. We cannot assure you that this pattern of sequential growth in revenue will continue. In future periods, as our rate of revenue growth declines, seasonality in our revenue may become more apparent. Further, we currently expect our quarterly revenue in fiscal 2021 to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic.
Quarterly Gross Margin Trends
Our gross margin has remained relatively consistent over all periods presented, with the fluctuations primarily due to the timing and extent of our investments in our operations and global customer support personnel, and hosting-related costs. In addition to these factors, we also expect that our gross margin will have additional downward pressure during our public cloud migration.
Quarterly Expense Trends
Research and development, sales and marketing, and general and administrative expenses generally increased sequentially over the periods as we increased our headcount to support continued investment in our products. The increase in personnel costs was primarily related to increases in headcount, along with higher stock-based compensation expense.

Non-GAAP Financial Measures
Non-GAAP Income From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income from operations and non-GAAP net income attributable to New Relic. We define non-GAAP income from operations and non-GAAP net income attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) lease exit costs and accelerated depreciation, (3) amortization of stock-based compensation capitalized in software development costs, (4) the amortization of purchased intangibles, (5) employer payroll tax expense on equity incentive plans and (6) amortization of debt discount and issuance costs, and in certain periods, (7) the transaction costs related to acquisitions (8) lawsuit litigation cost and other expense, and (9) gain or loss from lease modification. We use non-GAAP financial measures, including non-GAAP income from operations and non-GAAP net income attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income from operations.
We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP loss from operations to non-GAAP income from operations and a reconciliation of GAAP net loss attributable to New Relic to non-GAAP net income attributable to New Relic. We believe non-GAAP income from operations and non-GAAP net income attributable to New Relic are useful to investors and others in assessing our operating performance due to the following factors:
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
The following tables present our non-GAAP income from operations and our non-GAAP net income attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income attributable to New Relic for the three months ended and fiscal year ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2020	2019	2020	2019
GAAP loss from operations	$(27,480)	$(15,400)	$(85,489)	$(33,106)
Plus: Stock-based compensation expense	29,040	16,575	99,536	56,198
Plus: Lease exit costs and accelerated depreciation	—	—	3,641	—
Plus: Amortization of purchased intangibles	368	440	1,663	1,273
Plus: Transaction costs related to acquisitions	—	461	251	1,267
Plus: Amortization of stock-based compensation capitalized in software development costs	182	182	835	736
Plus: Lawsuit litigation cost and other expense	10	76	1,531	76
Plus: Employer payroll tax on employee equity incentive plans	1,356	1,505	3,042	3,557
Non-GAAP income from operations	$3,476	$3,839	$25,010	$30,001

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2020	2019	2020	2019
GAAP net loss attributable to New Relic	$(27,959)	$(16,839)	$(88,937)	$(40,893)
Plus: Stock-based compensation expense	29,040	16,575	99,536	56,198
Plus: Lease exit costs and accelerated depreciation	—	—	3,641	—
Plus: Amortization of purchased intangibles	368	440	1,663	1,273
Plus: Transaction costs related to acquisitions	—	461	251	1,267
Plus: Amortization of stock-based compensation capitalized in software development costs	182	182	835	736
Plus: Lawsuit litigation cost and other expense	10	76	1,531	76
Plus: Employer payroll tax on employee equity incentive plans	1,356	1,505	3,042	3,557
Plus: Amortization of debt discount and issuance costs	5,389	5,093	21,107	17,404
Less: Gain on lease modification	$—	$—	$(3,006)	$—
Non-GAAP net income attributable to New Relic	$8,386	$7,493	$39,663	$39,618
Non-GAAP income from operations and non-GAAP net income attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” Although we have generated non-GAAP income from operations and non-GAAP net income attributable to New Relic in the last few periods, we expect downward pressures on these financial measures as we incur additional expenses during our public cloud migration.

Liquidity and Capital Resources

	Fiscal Year Ended March 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$93,419	$115,517
Cash used in investing activities	(64,629)	(470,668)
Cash provided by financing activities	26,213	457,631
Net increase in cash, cash equivalents and restricted cash	$55,003	$102,480
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments for subscription services. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the timing of our public cloud migration and the related decreased spending on capital expenditures, the continued expansion of sales and marketing activities, the introduction of new and enhanced products, seasonality of our billing activities, the timing and extent of spending to support our growth strategy, the continued market acceptance of our products, and competitive pressures. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. We may need to raise additional funds from equity or debt securities in order to meet those capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the fiscal year ended March 31, 2020, cash provided by operating activities was $93.4 million as a result of a net loss of $91.0 million, adjusted by non-cash charges of $192.0 million and a change of $7.6 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $39.5 million increase in deferred contract acquisition costs due to increased sales, a $28.4 million increase in accounts receivable due to increased sales, and a 19.4 million decrease in lease liabilities. This was partially offset by a $44.7 million increase in deferred revenue as a result of increased sales of subscriptions, a $21.8 million decrease in lease right-of-use assets, a $7.4 million increase in accounts payable, a $5.0 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $0.8 million decrease in prepaid expenses and other assets.
During the fiscal year ended March 31, 2019, cash provided by operating activities was $115.5 million as a result of a net loss of $41.8 million, adjusted by non-cash charges of $125.7 million and a change of $31.5 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $81.6 million increase in deferred revenue as a result of increased sales of subscriptions, a $11.5 million increase in accrued compensation and benefits and other liabilities due to increased headcount, a $1.2 million increase in deferred rent, and a $0.2 million increase in accounts payable. This was partially offset by a $38.7 million increase in deferred contract acquisition costs due to increased sales, a $22.6 million increase in accounts receivable due to increased sales, and a $1.8 million increase in prepaid expenses and other assets.
Investing Activities
Cash used in investing activities during the fiscal year ended March 31, 2020 was $64.6 million, primarily as a result of purchases of short-term investments of $391.1 million, purchases of property and equipment of $58.2 million, increases in capitalization of software development costs of $6.6 million, and cash paid for acquisitions of $4.3 million. These were offset by proceeds from the sale and maturity of short-term investments of $395.6 million.
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

Financing Activities
Cash provided by financing activities during the fiscal year ended March 31, 2020 was $26.2 million, primarily as a result of proceeds from our employee stock purchase plan of $13.6 million, proceeds from exercise of employee stock options of $11.6 million, and our investment in the redeemable non-controlling interest of $1.0 million.
Cash provided by financing activities during the fiscal year ended March 31, 2019 was $457.6 million, primarily as a result of proceeds from the issuance of the Notes of $488.7 million, proceeds from our employee stock purchase plan of $11.2 million, proceeds from exercise of employee stock options of $17.4 million, and our investment in the redeemable non-controlling interest of $3.6 million. These were offset by the purchase of capped call related to the convertible senior note issuance of $63.2 million.
Contractual Obligations
As of March 31, 2020, our future non-cancelable contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Principal amount payable on the Notes (1)	$500,250	$—	$—	$500,250	$—
Operating lease obligations (2)	93,636	10,326	26,346	24,627	32,337
Purchase obligations (3)	64,740	25,719	39,021	—	—
Total	$658,626	$36,045	$65,367	$524,877	$32,337

(1)For additional information regarding the Notes, refer to Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Consists of future minimum lease payments under non-cancelable operating leases for office space.
(3)Consists of future minimum payments under non-cancelable purchase commitments primarily related to hosting services and software subscriptions.
As of March 31, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above, as it is unclear when these liabilities will be paid.
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
These assumptions and estimates are as follows:

•Fair Value of Common Stock. Since our IPO, we have used the market closing price of our common stock as reported on the New York Stock Exchange.
•Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each option group.
•Expected Term. We determine the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
•Expected Volatility. We determine the price volatility factor based on the historical volatilities of our publicly traded peer group as we do not have significant trading history for our common stock. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle, and financial leverage. We used the same set of peer group companies in all the relevant valuation estimates. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.
•Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. Consequently, we used an expected dividend yield of zero.
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
Business Combinations
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
Convertible Senior Notes
The 2023 Notes are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the 2023 Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the 2023 Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2023 Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
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
Interest Rate Risk
We had cash and cash equivalents of $292.5 million as of March 31, 2020, consisting of bank deposits, money market funds, U.S. treasury securities, and U.S. agency securities. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.6 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $512.6 million as of March 31, 2020, consisting of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasury securities, and U.S. agency securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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

Item 8. Financial Statements and Supplementary Data
NEW RELIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of New Relic, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2020, and the related notes collectively referred to as the “financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of the Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The Company adopted the new revenue standard using the modified retrospective approach on April 1, 2018.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company generates revenue from subscription-based arrangements that allow customers to access its products. Subscription revenue is recognized on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer. The Company determines revenue recognition through the following steps: (i) identification of the contract, or contracts with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations in the contract, and (v) recognition of revenue, when, or as, the Company satisfies a performance obligation. For the fiscal year ended March 31, 2020, the Company’s revenue was $599.5 million.
In performing the steps above, management applies significant judgment in evaluating the revenue recognition impact of contractual terms in customer agreements specifically, contractual terms that could result in recognizing material rights or different revenue recognition patterns. Given, these factors, the related audit effort in evaluating management’s judgment in determining revenue recognition was extensive and required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition included the following, among others:
•We tested the effectiveness of controls related to the revenue recognition process, including controls related to the evaluation of the revenue recognition impact of contractual terms in customer agreements.
•We evaluated management’s significant accounting policies related to revenue recognition for reasonableness and compliance with GAAP.
•We selected a sample of recorded revenue transactions and performed the following procedures:
◦Obtained and read customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.
◦Evaluated management’s application of their accounting policy and tested revenue recognition for each selection by comparing management’s conclusions to the underlying master agreement and any related amendments.
◦Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 14, 2020
We have served as the Company's auditor since 2012.

NEW RELIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$292,523	$234,356
Short-term investments	512,574	510,372
Accounts receivable, net of allowance for doubtful accounts of $3,636 and $2,457, respectively	147,361	120,605
Prepaid expenses and other current assets	15,979	21,838
Deferred contract acquisition costs	32,016	27,161
Total current assets	1,000,453	914,332
Property and equipment, net	100,294	80,742
Restricted cash	5,641	8,805
Goodwill	45,112	41,512
Intangible assets, net	13,691	13,855
Deferred contract acquisition costs, non-current	28,141	26,218
Lease right-of-use assets	57,777	—
Other assets, non-current	7,325	4,763
Total assets	$1,258,434	$1,090,227
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$12,565	$10,249
Accrued compensation and benefits	29,054	23,537
Other current liabilities	13,120	14,572
Deferred revenue	313,161	267,000
Lease liabilities	8,682	—
Total current liabilities	376,582	315,358
Convertible senior notes, net	427,044	405,937
Lease liabilities, non-current	57,394	—
Deferred rent, non-current	—	11,025
Deferred revenue, non-current	3,166	4,597
Other liabilities, non-current	1,940	947
Total liabilities	866,126	737,864
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	1,669	2,733
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2020 and March 31, 2019; 60,098 shares and 58,366 shares issued at March 31, 2020 and March 31, 2019; and 59,838 shares and 58,106 shares outstanding at March 31, 2020 and March 31, 2019	60	58
Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	780,479	654,759
Accumulated other comprehensive income	4,869	645
Accumulated deficit	(394,506)	(305,569)
Total stockholders’ equity	390,639	349,630
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,258,434	$1,090,227
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2020	2019	2018
Revenue	$599,510	$479,225	$355,058
Cost of revenue	103,237	77,399	62,725
Gross profit	496,273	401,826	292,333
Operating expenses:
Research and development	148,159	104,859	74,332
Sales and marketing	334,319	257,066	207,021
General and administrative	99,284	73,007	57,788
Total operating expenses	581,762	434,932	339,141
Loss from operations	(85,489)	(33,106)	(46,808)
Other income (expense):
Interest income	15,482	13,103	2,190
Interest expense	(23,695)	(19,679)	(86)
Other income (expense), net	2,934	(1,377)	343
Loss before income taxes	(90,768)	(41,059)	(44,361)
Income tax provision	211	697	959
Net loss	$(90,979)	$(41,756)	$(45,320)
Net loss attributable to redeemable non-controlling interest	$2,042	$863	$—
Net loss attributable to New Relic	$(88,937)	$(40,893)	$(45,320)
Net loss attributable to New Relic per share, basic and diluted	$(1.52)	$(0.72)	$(0.83)
Weighted-average shares used to compute net loss per share, basic and diluted	58,601	56,884	54,814
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended March 31,
	2020	2019	2018
Net loss attributable to New Relic	$(88,937)	$(40,893)	$(45,320)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	4,224	969	(228)
Comprehensive loss	$(84,713)	$(39,924)	$(45,548)
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2017	53,539	$53	$447,314	260	$(263)	$(96)	$(260,164)	$186,844
Issuance of common stock upon exercise of stock options	1,616	2	24,732	—	—	—	—	24,734
Issuance of common stock for vested restricted stock units	796	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	219	—	7,593	—	—	—	—	7,593
Issuance of common stock related to acquisition of business	43	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	41,481	—	—	—	—	41,481
Other comprehensive loss, net	—	—	—	—	—	(228)	—	(228)
Net loss attributable to New Relic	—	—	—	—	—	—	(45,320)	(45,320)
Balance at March 31, 2018	56,213	$56	$521,119	260	$(263)	$(324)	$(305,484)	$215,104
Issuance of common stock upon exercise of stock options	822	1	17,383	—	—	—	—	17,384
Issuance of common stock for vested restricted stock units	879	1	—	—	—	—	—	1
Issuance of common stock related to employee stock purchase plan	155	—	11,165	—	—	—	—	11,165
Issuance of common stock related to acquisition of businesses	297	—	11,896	—	—	—	—	11,896
Stock-based compensation expense	—	—	56,242	—	—	—	—	56,242
Other comprehensive income, net	—	—	—	—	—	969	—	969
Net loss attributable to New Relic	—	—	—	—	—	—	(40,893)	(40,893)
Equity component of convertible senior notes, net of issuance costs	—	—	100,136	—	—	—	—	100,136
Purchase of capped calls	—	—	(63,182)	—	—	—	—	(63,182)
Cumulative effects adjustment for ASU 2014-09 adoption	—	—	—	—	—	—	40,808	40,808
Balance at March 31, 2019	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630
Issuance of common stock upon exercise of stock options	502	1	11,631	—	—	—	—	11,632
Issuance of common stock for vested restricted stock units	960	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	270	—	13,603	—	—	—	—	13,603
Stock-based compensation expense	—	—	100,487	—	—	—	—	100,487
Other comprehensive income, net	—	—	—	—	—	4,224	—	4,224
Net loss attributable to New Relic	—	—	—	—	—	—	(88,937)	(88,937)
Balance at March 31, 2020	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639

See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss attributable to New Relic	$(88,937)	$(40,893)	$(45,320)
Net loss attributable to redeemable non-controlling interest (Note 3)	$(2,042)	$(863)	$—
Net loss:	$(90,979)	$(41,756)	$(45,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,743	53,794	23,243
Stock-based compensation expense	99,536	56,198	40,598
Amortization of debt discount and issuance costs	21,107	17,404	—
Gain on lease modification	(3,006)	—	—
Other	(1,399)	(1,655)	1,559
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(28,425)	(22,557)	(38,315)
Prepaid expenses and other assets	760	(1,814)	(9,794)
Deferred contract acquisition costs	(39,505)	(38,667)	—
Lease right-of-use assets	21,751	—	—
Accounts payable	7,436	245	(1,823)
Accrued compensation and benefits and other liabilities	5,044	11,539	2,112
Lease liabilities	(19,374)	—	—
Deferred revenue	44,730	81,559	63,878
Deferred rent	—	1,227	(488)
Net cash provided by operating activities	93,419	115,517	35,650
Cash flows from investing activities:
Purchases of property and equipment	(58,218)	(43,303)	(21,368)
Cash paid for acquisitions, net of cash acquired (Note 2)	(4,250)	(30,432)	—
Purchases of short-term investments	(391,079)	(659,428)	(128,669)
Proceeds from sale and maturity of short-term investments	395,559	267,657	131,135
Capitalized software development costs	(6,641)	(5,162)	(4,843)
Net cash used in investing activities	(64,629)	(470,668)	(23,745)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	978	3,596	—
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	—	488,669	—
Purchase of capped call related to convertible senior notes	—	(63,182)	—
Proceeds from employee stock purchase plan	13,603	11,165	7,592
Proceeds from exercise of employee stock options	11,632	17,383	24,764
Net cash provided by financing activities	26,213	457,631	32,356
Net increase in cash, cash equivalents and restricted cash	55,003	102,480	44,261
Cash, cash equivalents and restricted cash at beginning of period	243,161	140,681	96,420
Cash, cash equivalents and restricted cash at end of period	$298,164	$243,161	$140,681
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$4,184	$2,062	$647
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$—	$11,896	$—
Property and equipment purchased but not paid yet	$2,196	$7,855	$1,932
Acquisition holdback	$850	$865	$—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company is a provider of an integrated, multi-tenant, cloud-based observability platform that enables users to collect, store and analyze vast quantities of telemetry data flowing through and about their software.
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
Foreign currency-denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses have been included in other income (expense).
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of share-based awards, fair value of purchased intangible assets and goodwill, fair value of debt and equity components related to the 0.5% convertible senior notes due 2023 (the “Notes”), useful lives of purchased intangible assets, unrecognized tax benefits, expected benefit period for deferred commissions, incremental borrowing rate used for operating lease liabilities, and the capitalization and estimated useful life of the Company’s software development costs.
These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.
COVID-19—The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity that is expected to continue and which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company currently expects its revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to the Company’s financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, management is not aware of any specific event or circumstance that would require an update to estimates and judgments or revising the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.
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
Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2020 or March 31, 2019.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2020.
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
The Company capitalized $8.1 million, $6.0 million, and $5.7 million in internal use software during the fiscal years ended March 31, 2020, 2019, and 2018, respectively. Included in the capitalized development costs were $1.5 million, $0.8 million, and $0.9 million of stock-based compensation costs for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. Amortization expense totaled $4.9 million, $4.1 million, and $6.1 million during the fiscal years ended March 31, 2020, 2019, and 2018, respectively. The net book value of capitalized internal use software as of March 31, 2020 and 2019, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $13.5 million and $10.6 million, respectively.
The Company also capitalizes qualifying implementation costs incurred in a hosting arrangement that is a service contract based on the existing guidance for internally developed software. In accordance with the guidance, (i) capitalized implementation costs are classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement; (ii) amortization of capitalized implementation costs are presented in the same income statement line item as the service fees for the related hosting arrangement; and (iii) cash flows related to capitalized implementation costs are presented within the same category of cash flow activity as the cash flows for the related hosting arrangement (i.e. operating activity). The Company tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
The Company amortizes capitalized implementation costs over the expected life of the service contract. The Company capitalized $2.5 million in implementation costs for software hosting arrangements during the fiscal year ended March 31, 2020. Amortization expense totaled $0.2 million during the fiscal year ended March 31, 2020.
Commissions—The Company capitalizes incremental commissions related to initial contracts and amortizes such costs over the expected period of benefit, which the Company has determined to be three years, because the commissions paid upon renewal are not commensurate with the commissions paid on initial contracts. The Company determined the period of benefit by taking into consideration the length of its customer contracts, their technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within the consolidated statement of operations. The Company expenses incremental commissions related to renewal contracts, as the commission paid on renewals are generally for contract periods of one year or less.
Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $21.8 million, $19.3 million, and $17.7 million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively.
Operating Leases—The Company leases office space under non-cancelable operating leases which expire from 2020 to 2031. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.
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
Leases with a term of one year or less are not recognized on the Company’s consolidated balance sheet.

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
Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2020, the Company did not have any goodwill impairment.
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
Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company invests its excess cash in money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities with major financial institutions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. There were no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2020 and March 31, 2019. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2020, 2019, and 2018.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The updated guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The update to the standard will be effective for the Company in the fiscal year beginning April 1, 2020. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. This standard is effective for goodwill impairment tests performed by the Company in the fiscal year beginning April 1, 2020. The Company does not expect that this standard will have a material impact on its consolidated financial statements or disclosures.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update to the standard will be effective for the Company in the fiscal year beginning April 1, 2020. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard will be effective for the Company in fiscal year beginning April 1, 2021. The Company is currently assessing the impact of this pronouncement on its consolidated financial statements.
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
The effect of adopting ASC 842 resulted in the recognition of lease right-of-use assets and corresponding lease liabilities on the Company’s consolidated balance sheet. As of June 30, 2019, the first quarter of adoption, the aggregate balance of lease right-of-use assets and lease liabilities was $64.2 million and $71.6 million, respectively. The standard did not affect the Company’s consolidated statement of operations.
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

2. Business Combination
IOPipe,Inc.
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
SignifAI, Inc.
On January 25, 2019, the Company acquired all outstanding stock of SignifAI, Inc. (“SignifAI”), an event intelligence company specializing in artificial intelligence and machine learning. The aggregate purchase price of $36.3 million consisted of $25.1 million in cash and 143,861 shares of Company common stock with an aggregate fair value of approximately $11.9 million. The fair value of the consideration transferred was determined based on an $82.69 per share price of the Company’s common stock. The total purchase price was allocated to the developed technology acquired, net liabilities assumed, deferred taxes related to net operating loss carryforwards and a deferred tax liability related to the developed technology. The excess purchase price was recorded as goodwill, as set forth below. The acquisition has been accounted for as a business combination. The business combination did not have a material impact on the Company’s consolidated financial statements and therefore historical and proforma disclosures have not been presented.
Per the terms of the merger agreement, all share-based payment awards were accelerated and paid for in cash. The cash consideration paid for unvested share-based payment awards of $0.8 million was recognized as compensation expense separate from the business combination. The acquisition also included a holdback arrangement with certain employees of SignifAI, totaling approximately 152,840 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $12.6 million and was excluded from the aggregate purchase price. These awards are recognized as stock-based compensation expense over the remaining vesting period which ranges from of 24 months to 36 months from the closing date of the acquisition.
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

CoScale NV
On October 9, 2018, the Company acquired certain assets of CoScale NV (“CoScale”), a public limited liability company organized and existing under the laws of Belgium that provides solutions for monitoring the performance of software container environments for $6.3 million in cash. The Company held back approximately $0.9 million from the aggregate purchase price. Of the total purchase price, $2.9 million was allocated to acquired technology with an estimated useful life of three years, with the excess $3.4 million of the purchase price over the fair value of intangible assets acquired recorded as goodwill. The acquisition has been accounted for as a business combination under the acquisition method. Goodwill and other intangibles generated from the acquisition are attributable to expected synergies from future growth and potential future monetization opportunities, and are deductible for tax purposes. The business combination did not have a material impact on the Company's consolidated financial statements and therefore historical and proforma disclosures have not been presented.

3.  Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of March 31, 2020, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of March 31, 2020, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0 at March 31, 2020.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Balance as of March 31, 2019	$2,733
Investment by redeemable non-controlling interest	978
Net loss attributable to redeemable non-controlling interest	(2,042)
Balance as of March 31, 2020	$1,669

4. Revenue
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
Disaggregation of Revenue
For disaggregated revenue by geography, refer to Note 16—Revenue by Geographic Location.
Contract Balances
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
During the fiscal year ended March 31, 2020 and 2019, $266.1 million and $189.4 million of revenue was recognized that was included in the deferred revenue balances at the beginning of each period, respectively.
Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $60.2 million and $53.4 million as of March 31, 2020 and March 31, 2019, respectively. In the fiscal years ended March 31, 2020 and 2019, amortization from amounts capitalized was $32.7 million and $25.9 million, respectively. In the fiscal years ended March 31, 2020 and 2019, amounts expensed as incurred were $13.3 million and $9.0 million, respectively. The Company had no impairment loss in relation to costs capitalized.
Remaining Performance Obligations
The Company’s contracts with customers generally include one main performance obligation, which is access to its SaaS-based products and platform. Within the main performance obligation, each service is generally considered a distinct stand-ready obligation that is recognized over the contract term based on the passage of time. As of March 31, 2020, the aggregate unrecognized transaction price of remaining performance obligations was $635.2 million. The Company expects to recognize more than 92% of the balance as revenue in the 24 months following March 31, 2020 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2020 and 2019 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	107,663	$—	$—	$107,663
U.S. treasury securities	27,938	—	—	27,938
U.S. government agencies	—	24,999	—	24,999
Short-term investments:
Certificates of deposit	—	14,986	—	14,986
Commercial paper	—	13,334	—	13,334
Corporate notes and bonds	—	60,319	—	60,319
U.S. treasury securities	422,333	—	—	422,333
U.S. government agencies	—	1,602	—	1,602
Restricted cash:
Money market funds	5,641	—	—	5,641
Total	$563,575	$115,240	$—	$678,815
Included in cash and cash equivalents				$160,600
Included in short-term investments				$512,574
Included in restricted cash				$5,641

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$133,239	$—	$—	$133,239
Commercial paper	—	9,973	—	9,973
Short-term investments:
Certificates of deposit	—	24,726	—	24,726
Commercial paper	—	37,071	—	37,071
Corporate notes and bonds	—	27,259	—	27,259
U.S. treasury securities	402,091	—	—	402,091
U.S. government agencies	—	19,225	—	19,225
Restricted cash:
Money market funds	8,805	—	—	8,805
Total	$544,135	$118,254	$—	$662,389
Included in cash and cash equivalents				$143,212
Included in short-term investments				$510,372
Included in restricted cash				$8,805
There were no transfers between fair value measurement levels during the fiscal years ended March 31, 2020 and 2019.

The following table presents our available-for-sale securities as of March 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$27,923	$15	$—	$27,938
U.S. government agencies	24,995	4	—	24,999
Short-term investments:
Certificates of deposit	15,000	20	(34)	14,986
Commercial paper	13,318	16	—	13,334
Corporate notes and bonds	60,211	221	(113)	60,319
U.S. treasury securities	415,889	6,444	—	422,333
U.S. government agencies	1,600	2	—	1,602
Total available-for-sale investments	$558,936	$6,722	$(147)	$565,511
As of March 31, 2020 and 2019, securities that were in an unrealized loss position for more than 12 months were not significant.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2020 and 2019 (in thousands):

	March 31, 2020	March 31, 2019
Due within one year	$320,582	$346,768
Due after one year and within three years	191,992	163,604
Total	$512,574	$510,372
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of March 31, 2020, the fair value of the Notes was $382.7 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

6. Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2020	March 31, 2019
Computers, software, and equipment	$13,249	$11,245
Site operation equipment	102,316	66,727
Furniture and fixtures	4,802	3,990
Leasehold improvements	39,081	40,541
Capitalized software development costs	50,440	43,063
Total property and equipment	209,888	165,566
Less: accumulated depreciation and amortization	(109,594)	(84,824)
Total property and equipment, net	$100,294	$80,742
Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2020, 2019, and 2018 was $41.1 million, $25.9 million, and $22.1 million, respectively.

7.  0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of our common stock, (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and twelve months ended March 31, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes are therefore not convertible during the twelve months ended March 31, 2020 and are classified as long-term debt for such periods.
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
The net carrying amount of the liability component of the Notes as of March 31, 2020 and 2019 was as follows (in thousands):

	March 31, 2020	March 31, 2019
Principal	$500,250	$500,250
Unamortized debt discount	(66,894)	(86,374)
Unamortized issuance costs	(6,312)	(7,939)
Net carrying amount	$427,044	$405,937
Interest expense related to the Notes is as follows (in thousands):

	March 31, 2020	March 31, 2019
Amortization of debt discount	$19,480	$16,135
Amortization of issuance costs	1,627	1,269
Contractual interest expense	2,501	2,175
Total interest expense	$23,608	$19,579
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

8. Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the twelve months ended March 31, 2020 consist of the following (in thousands):

Goodwill as of March 31, 2019	$41,512
Goodwill acquired	3,600
Goodwill as of March 31, 2020	$45,112
Purchased intangible assets subject to amortization as of March 31, 2020 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$15,316	$(1,625)	$13,691
Purchased intangible assets subject to amortization as of March 31, 2019 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$18,716	$(4,861)	$13,855
Amortization expense of purchased intangible assets for the fiscal years ended March 31, 2020, 2019, and 2018 was $1.7 million, $1.3 million, and $1.2 million, respectively.
Estimated future amortization expense as of March 31, 2020 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2021	$5,105
2022	4,619
2023	3,967
$13,691

9. Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2020	2019
Accrued liabilities	$4,615	$5,047
Accrued tax liabilities	2,940	3,063
Deferred rent	—	1,140
Other	5,565	5,322
Total other current liabilities	$13,120	$14,572

10.  Leases
The following table presents information about leases on the consolidated balance sheet (in thousands):

As of March 31, 2020
Assets
Lease right-of-use-assets	$57,777
Liabilities
Lease liabilities	$8,682
Lease liabilities, non-current	57,394
Total operating lease liabilities	$66,076
As of As of March 31, 2020, the weighted average remaining lease term was 6.8 years and the weighted average discount rate was 6.7%.
The following table presents information about leases on its consolidated statement of operations (in thousands):

Fiscal Year Ended March 31, 2020
Operating lease expense	$14,220
Short-term lease expense	1,074
Variable lease expense	2,682
Rent expense for operating leases, net of sublease income, was $14.5 million and $12.0 million for the fiscal years ended March 31, 2019 and 2018, respectively.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

Fiscal Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$11,372
Operating lease assets obtained in exchange for new lease liabilities (1)	(9,211)
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of March 31, 2020, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2021	$12,678
2022	11,864
2023	12,225
2024	11,319
2025	9,717
Thereafter	24,580
Total operating lease payments	$82,383
Less imputed interest	(16,307)
Total operating lease liabilities	$66,076
The table above excludes future payments of $11.3 million related to signed leases that have not yet commenced. These operating leases are expected to commence during 2020 with lease terms of 7.5 to 11.0 years.

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

11. Commitments and Contingencies
Purchase Commitments—As of March 31, 2020 and 2019, the Company had purchase commitments of $64.7 million and $33.5 million, respectively, primarily related to data center, cloud and hosting services.
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

12. Common Stock and Stockholders’ Equity
Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance pursuant to equity plans as follows (in thousands):

	As of March 31,
	2020	2019
Common stock options outstanding	2,850	2,751
RSUs outstanding	3,100	2,419
Available for future stock option and RSU grants	11,460	10,796
Available for future employee stock purchase plan awards	2,504	2,274
	19,914	18,240
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the fiscal years ended March 31, 2020, 2019, and 2018, 0.3 million shares, 0.2 million shares, and 0.2 million shares of common stock were purchased under the ESPP, respectively, and a total of $5.3 million, $3.6 million, and $2.2 million of stock-based compensation expense was recorded, respectively. As of March 31, 2020, 2,503,574 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2020, there were 11,459,617 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option and RSU award activities for the fiscal year ended March 31, 2020 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—April 1, 2019	2,751	$35.10	6.3	$176,002	2,419	$76.34	3.0	$238,734
Stock options granted	915	73.68
RSUs granted					2,220	69.02
Stock options exercised	(502)	23.16		23,831
RSUs vested					(960)	65.93
Stock options canceled/forfeited	(314)	81.07
RSUs canceled/forfeited					(579)	76.99
Outstanding - March 31, 2020	2,850	$44.52	6.4	$43,576	3,100	$74.20	2.7	$143,346
Options vested and expected to vest - March 31, 2020	2,804	$44.17	6.3	$43,576
Options vested and exercisable - March 31, 2020	1,828	$27.70	4.8	$43,305
RSUs expected to vest - March 31, 2020					2,911	$74.79		$134,596
The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2020, 2019, and 2018 was $30.67, $42.37, and $21.40, respectively. Intrinsic value of options exercised during the fiscal years ended March 31, 2020, 2019, and 2018 was $23.8 million, $62.5 million, and $53.2 million, respectively. The total fair value of RSUs vested during the fiscal years ended March 31, 2020, 2019, and 2018 was $63.3 million, $38.2 million, and $25.6 million, respectively.
Aggregate intrinsic value for options and RSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2020, the last trading day of fiscal 2020, was $46.24.

Employee Stock Options and ESPP Valuation—The Company estimates the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted and ESPP shares to be issued during the fiscal years ended March 31, 2020, 2019, and 2018 were as follows:

Stock Options:
	Fiscal Year Ended March 31,
	2020	2019	2018
Expected term (years)	6	6	6
Expected volatility	41 - 42%	41 - 42%	42 - 44%
Risk-free interest rate	1.45 - 3.06%	2.27 - 3.06%	1.86 - 2.74%
Dividend yield	—	—	—

ESPP:
	Fiscal Year Ended March 31,
	2020	2019	2018
Expected term (years)	0.5	0.5	0.5
Expected volatility	33 - 60%	37 - 53%	29 - 30%
Risk-free interest rate	1.56 - 1.86%	2.23 - 2.50%	1.16 - 1.82%
Dividend yield	—	—	—
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
Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $99.5 million, $56.2 million, and $40.6 million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Cost of revenue	$5,303	$3,487	$2,440
Research and development	31,703	17,634	12,176
Sales and marketing	43,548	23,253	16,925
General and administrative	18,982	11,824	9,057
Total stock-based compensation expense	$99,536	$56,198	$40,598
As of March 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options was $30.0 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. As of March 31,

2020, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $211.8 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

13. Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Domestic	$(93,687)	$(46,838)	$(47,489)
Foreign	2,919	5,779	3,128
Total	$(90,768)	$(41,059)	$(44,361)
The components of the provision for income taxes were as follows (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Current Provision:
Federal	$(1,177)	$(269)	$—
State	34	32	89
Foreign	1,632	1,742	870
Total current provision	489	1,505	959
Deferred Provision:
Federal	—	(568)	—
State	—	—	—
Foreign	(278)	(240)	—
Total deferred provision	(278)	(808)	—
Total income tax provision	$211	$697	$959
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	30.8%
Effect of:
State taxes, net of federal benefits	3.0	5.0	3.2
Stock-based compensation	(0.4)	35.2	82.4
Research and development credits, net of ASC 740-10	5.1	8.7	6.5
Tax Cuts and Jobs Act	—	—	(71.0)
Permanent items	(4.0)	(3.9)	(2.1)
Foreign taxes	0.4	(0.3)	(0.6)
Business combination	—	1.4	—
Intraperiod allocation	1.5	—	—
Other	0.7	0.7	0.6
Valuation allowance	(27.5)	(69.5)	(52.0)
Effective tax rate	(0.2)%	(1.7)%	(2.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of March 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$2,400	$3,768
Depreciation and amortization	395	2,461
Net operating loss carryforwards	139,765	126,125
Stock based compensation	12,353	6,754
Research and development credits	21,101	15,960
Lease liability	14,830	—
Other	451	—
Gross deferred tax assets	191,295	155,068
Valuation allowance	(151,281)	(126,793)
Total deferred tax assets	40,014	28,275
Deferred tax liabilities:
Prepaids	(2,474)	(2,889)
Intangibles	(1,989)	(2,349)
Capitalized research and development	(2,739)	(2,165)
Deferred contract acquisition costs	(13,499)	(12,515)
Convertible debt	(5,810)	(7,570)
Right of use asset	(12,847)	—
Total deferred tax liabilities	(39,358)	(27,488)
Total net deferred tax assets/(liabilities)	$656	$787
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. and Japan cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. and Japan deferred tax assets. Overall, the valuation allowance increased by $24.5 million and $9.0 million for the years ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the Company has U.S. federal and state net operating losses of approximately $560.8 million and $302.6 million, respectively, which expire beginning in the years 2028 and 2022. Of the $560.8 million federal net operating losses, $139.5 million are carried forward indefinitely but are limited to 80% of taxable income and $102.8 million are carried forward indefinitely with no limitation when utilized. The remaining $318.5 million begin to expire in 2028. As of March 31, 2020, the Company also has Federal, California and Oregon research and development credits of $23.9 million, $4.1 million, and $2.6 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California credit carryforwards do not expire. The Oregon tax credit carryforwards begin to expire in 2020.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Section 382 of the Code (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before March 31, 2020. In this regard, the Company has determined that based on the timing of the ownership changes and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes are subject to such limitation.

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
The Company had unrecognized tax benefits of $10.3 million, $8.0 million, and $6.7 million as of March 31, 2020, 2019, and 2018. As of March 31, 2020, if recognized, the unrecognized tax benefit of $9.6 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Balance at March 31, 2017	$4,985
Additions based on tax positions taken during the current period	1,938
Reductions based on tax positions taken during the prior period	(187)
Balance at March 31, 2018	6,736
Additions based on tax positions taken during the current period	1,566
Reductions based on tax positions taken during the prior period	(305)
Balance at March 31, 2019	7,997
Additions based on tax positions taken during the current period	2,183
Additions based on tax positions taken during the prior period	687
Reductions based on tax positions taken during the prior period	(529)
Balance at March 31, 2020	$10,338
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties have not been material for the fiscal years ended March 31, 2020, 2019, and 2018.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. The Company is continuing to analyze the CARES Act, but the CARES Act did not have a material impact on the provision for income taxes for the year ended March 31, 2020.

14. Net Loss Per Share
As the Company had net losses for the fiscal years ended March 31, 2020, 2019, and 2018, all potential common shares were determined to be anti-dilutive.
Additionally, the 4.5 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of March 31, 2020. The Company expects to settle the principal amount of the Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Fiscal Year Ended March 31,
	2020	2019	2018
Numerator:
Net loss attributable to New Relic	$(88,937)	$(40,893)	$(45,320)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	58,601	56,884	54,814
Net loss attributable to New Relic per share—basic and diluted	$(1.52)	$(0.72)	$(0.83)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2020	2019	2018
Options to purchase common stock	2,850	2,751	3,215
Restricted stock units	3,100	2,419	2,079
ESPP shares	69	29	30
	6,019	5,199	5,324

15. Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal years ended March 31, 2020, 2019, and 2018, the Company made contributions of $7.7 million, $6.3 million, and $3.2 million to the 401(k) Plan, respectively.

16. Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
United States	$417,827	$327,341	$242,898
EMEA	98,651	87,596	65,540
APAC	50,831	38,466	26,554
Other	32,201	25,822	20,066
Total revenue	$599,510	$479,225	$355,058
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2020 and 2019.

17. Related Party Transactions
Certain members of the Company’s board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of the Company. Revenue from sales to these companies of an aggregate of $1.0 million, $0.2 million, and $1.1 million was recognized for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. There was not a significant amount of accounts receivable due from these companies as of March 31, 2020 or March 31, 2019. An aggregate of $1.4 million, $1.3 million, and $2.0 million in expenses related to purchases from these companies was recorded during the fiscal years ended March 31, 2020, 2019, and 2018, respectively. There was an aggregate of $0.1 million and $0.1 million in accounts payable to these companies as of March 31, 2020 and 2019, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of New Relic, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated May 14, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
May 14, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee of the Board of Directors,” “Information Regarding Committees of the Board of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2020, or our Proxy Statement, and is incorporated herein by reference.
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

(1)Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in our Consolidated Financial Statements or Notes thereto.

(3)Exhibits
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014
4.2	Indenture, dated as of May 18, 2018, by and between New Relic, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36766	4.1	May 18, 2018
4.3	Form of Global Note, representing New Relic, Inc.’s 0.50% Convertible Senior Notes due 2023.	8-K	001-36766	4.2	May 18, 2018
4.4	Description of Capital Stock.	10-K	001-36766	4.5	May 15, 2019
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014
10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	10-Q	001-36766	10.1	February 13, 2015
10.3+	2014 Equity Incentive Plan and related form agreements.	10-Q	001-36766	10.1	November 6, 2019
10.4+	2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	December 17, 2014
10.5+	Offer Letter between the Registrant and Michael Christenson, dated as of September 15, 2019.	10-Q	001-36766	10.3	November 6, 2019
10.6+	Offer Letter between the Registrant and James Gochee, dated as of April 16, 2008.	10-K	001-36766	10.5	May 26, 2016
10.7+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014
10.8+	Offer Letter between the Registrant and Erica Schultz, dated as of February 27, 2014.	10-K	001-36766	10.8	May 11, 2018
10.9+	Offer Letter between the Registrant and William Staples, dated as of November 22, 2019.	10-Q	001-36766	10.1	February 5, 2020
10.10+	Separation and Transition Agreement and General Release between the Registrant and James Gochee, dated September 13, 2019.	10-Q	001-36766	10.2	November 6, 2019
10.11a	Office Lease by and between the Registrant and 188 Spear Street LLC, dated as of July 13, 2012, as amended.	S-1	333-200078	10.11	November 10, 2014
10.11b	Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of November 1, 2017.	10-Q	001-36766	10.2	November 8, 2017
10.11c	Fifth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of December 29, 2017.	10-Q	001-36766	10.1	February 6, 2018
10.12a+	Form of Change in Control and Severance Agreement.	S-1/A	333-200078	10.12	December 1, 2014
10.12b+	Form of Extension to Change in Control and Severance Agreement.	10-Q	001-36766	10.2	February 6, 2018

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
10.13	Form of Confirmation for Capped Call Transactions.	8-K	001-36766	10.1	May 18, 2018
10.14+	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.	8-K	001-36766	99.1	August 23, 2018
21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+ Indicates a management contract or compensatory plan or arrangement.

(1)The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

Item 16. Form 10-K Summary
Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

New Relic, Inc.
Date:	May 14, 2020	By:	/s/ Mark Sachleben
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

Name	Title	Date

/s/ Lewis Cirne	Chief Executive Officer and Director	May 14, 2020
Lewis Cirne	(Principal Executive Officer)

/s/ Mark Sachleben	Chief Financial Officer	May 14, 2020
Mark Sachleben	(Principal Financial and Accounting Officer)

/s/ Peter Fenton	Chairman and Director	May 14, 2020
Peter Fenton

/s/ Caroline Watteeuw Carlisle	Director	May 14, 2020
Caroline Watteeuw Carlisle

/s/ Michael Christenson	President, Chief Operating Officer and Director	May 14, 2020
Michael Christenson

/s/ Hope Cochran	Director	May 14, 2020
Hope Cochran

/s/ Adam Messinger	Director	May 14, 2020
Adam Messinger

/s/ Dan Scholnick	Director	May 14, 2020
Dan Scholnick

/s/ James Tolonen	Director	May 14, 2020
James Tolonen