Form 10-Q
period 2020-06-30
NEW RELIC, INC.
filed 2020-08-05
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2020, there were 60,243,993 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•our ability to attract and retain customers to use our products, to optimize the pricing for our products, to expand our sales to our customers, and to convince our existing customers to remain on our platform and increase their spend with us;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$256,879	$292,523
Short-term investments	572,011	512,574
Accounts receivable, net of allowances of $3,135 and $3,636, respectively	111,296	147,361
Prepaid expenses and other current assets	19,853	15,979
Deferred contract acquisition costs	32,612	32,016
Total current assets	992,651	1,000,453
Property and equipment, net	100,651	100,294
Restricted cash	5,642	5,641
Goodwill	45,112	45,112
Intangible assets, net	12,415	13,691
Deferred contract acquisition costs, non-current	27,894	28,141
Lease right-of-use assets	59,985	57,777
Other assets, non-current	7,750	7,325
Total assets	$1,252,100	$1,258,434
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$7,925	$12,565
Accrued compensation and benefits	31,105	29,054
Other current liabilities	11,885	13,120
Deferred revenue	297,290	313,161
Lease liabilities	4,693	8,682
Total current liabilities	352,898	376,582
Convertible senior notes, net	432,510	427,044
Lease liabilities, non-current	62,730	57,394
Deferred revenue, non-current	2,564	3,166
Other liabilities, non-current	7,268	1,940
Total liabilities	857,970	866,126
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	1,273	1,669
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2020 and March 31, 2020; 60,502 shares and 60,098 shares issued at June 30, 2020 and March 31, 2020; and 60,242 shares and 59,838 shares outstanding at June 30, 2020 and March 31, 2020	60	60
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	813,212	780,479
Accumulated other comprehensive income	4,110	4,869
Accumulated deficit	(424,262)	(394,506)
Total stockholders’ equity	392,857	390,639
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,252,100	$1,258,434
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenue	$162,585	$141,010
Cost of revenue	33,273	23,613
Gross profit	129,312	117,397
Operating expenses:
Research and development	40,844	34,339
Sales and marketing	85,136	76,850
General and administrative	29,434	23,100
Total operating expenses	155,414	134,289
Loss from operations	(26,102)	(16,892)
Other income (expense):
Interest income	2,781	4,140
Interest expense	(6,104)	(5,819)
Other income (expense), net	(395)	2,978
Loss before income taxes	(29,820)	(15,593)
Income tax provision (benefit)	332	(36)
Net loss	$(30,152)	$(15,557)
Net loss attributable to redeemable non-controlling interest	396	388
Net loss attributable to New Relic	$(29,756)	$(15,169)
Net loss attributable to New Relic per share, basic and diluted	$(0.50)	$(0.26)
Weighted-average shares used to compute net loss per share, basic and diluted	59,927	57,944
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net loss attributable to New Relic	$(29,756)	$(15,169)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(759)	1,496
Comprehensive loss	$(30,515)	$(13,673)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020								Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630
Issuance of common stock upon exercise of stock options	50	—	1,474	—	—	—	—	1,474	84	—	2,271	—	—	—	—	2,271
Issuance of common stock for vested restricted stock units	354	—	—	—	—	—	—	—	205	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	31,259	—	—	—	—	31,259	—	—	21,503	—	—	—	—	21,503
Other comprehensive income (loss), net	—	—	—	—	—	(759)	—	(759)	—	—	—	—	—	1,496	—	1,496
Net loss attributable to New Relic	—	—	—	—	—	—	(29,756)	(29,756)	—	—	—	—	—	—	(15,169)	(15,169)
Balance at end of period	60,502	$60	$813,212	260	$(263)	$4,110	$(424,262)	$392,857	58,655	$58	$678,533	260	$(263)	$2,141	$(320,738)	$359,731

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss attributable to New Relic	$(29,756)	$(15,169)
Net loss attributable to redeemable non-controlling interest (Note 3)	$(396)	$(388)
Net loss:	$(30,152)	$(15,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,051	16,170
Stock-based compensation expense	31,208	21,188
Amortization of debt discount and issuance costs	5,466	5,165
Gain on lease modification	—	(3,006)
Other	(222)	(2,477)
Changes in operating assets and liabilities:
Accounts receivable, net	36,065	36,432
Prepaid expenses and other assets	(3,155)	459
Deferred contract acquisition costs	(9,388)	(9,819)
Lease right-of-use assets	(2,249)	14,923
Accounts payable	(3,923)	2,532
Accrued compensation and benefits and other liabilities	5,573	523
Lease liabilities	1,347	(13,806)
Deferred revenue	(16,473)	(16,211)
Net cash provided by operating activities	35,148	36,516
Cash flows from investing activities:
Purchases of property and equipment	(8,225)	(16,234)
Purchases of short-term investments	(73,422)	(149,102)
Proceeds from sale and maturity of short-term investments	13,100	121,330
Capitalized software development costs	(3,668)	(1,383)
Net cash used in investing activities	(72,215)	(45,389)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,424	2,271
Net cash provided by financing activities	1,424	2,271
Net decrease in cash, cash equivalents and restricted cash	(35,643)	(6,602)
Cash, cash equivalents and restricted cash at beginning of period	298,164	243,161
Cash, cash equivalents and restricted cash at end of period	$262,521	$236,559
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$1,415	$1,432
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$1,265	$9,593

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business and Summary of Significant Accounting Policies
New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company provides a strategic observability platform that enables users to collect, store and analyze vast quantities of telemetry data flowing from applications and infrastructure to monitor, troubleshoot, and optimize their software.
Basis of Presentation —These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on May 14, 2020 (the “Annual Report”).
In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim period, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2021. The condensed consolidated balance sheet as of March 31, 2020 included herein was derived from the audited financial statements as of that date.
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
COVID-19—The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity that is expected to continue and which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company currently expects its revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to the Company’s financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, management is not aware of any specific event or circumstance that would require an update to estimates and judgments or revising the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of June 30, 2020 or March 31, 2020. There was no customer that individually exceeded 10% of the Company’s revenue during the three months ended June 30, 2020 or 2019.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The Company adopted this new standard on April 1, 2020. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.

Under the new standard, the Company assesses credit losses on accounts receivable by taking into consideration past collection experience, credit quality of the customer, age of the receivable balance, current economic conditions, and forecasts that affect the collectability of the reported amount.
With respect to available-for-sale debt securities, the updated guidance requires that credit losses be presented as an allowance rather than as a write-down. Allowance for credit losses is recorded in other income (expense), net on the condensed consolidated statements of operations, limited by the amount that fair value is less than the amortized cost basis. Non-credit related impairment losses are reported as a separate component on the condensed consolidated statements of comprehensive loss.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The Company adopted this standard on April 1, 2020. The adoption of this standard did not have a material impact on its condensed consolidated financial statements or disclosures.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company adopted this standard on April 1, 2020. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The Company adopted this standard on April 1, 2020. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.

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
SignifAI, Inc.
On January 25, 2019, the Company acquired all outstanding stock of SignifAI, Inc. (“SignifAI”), an event intelligence company specializing in artificial intelligence and machine learning. The aggregate purchase price of $36.3 million consisted of $25.1 million in cash and 143,861 shares of Company common stock with an aggregate fair value of approximately $11.9 million. The fair value of the consideration transferred was determined based on an $82.69 per share price of the Company’s common stock. The total purchase price was allocated to the developed technology acquired, net liabilities assumed, deferred taxes related to net operating loss carryforwards and a deferred tax liability related to the developed technology. The excess purchase price was recorded as goodwill, as set forth below. The acquisition has been accounted for as a business combination. The business combination did not have a material impact on the Company’s condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.
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

3.  Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of June 30, 2020, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of June 30, 2020, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0 at June 30, 2020.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Balance as of March 31, 2020	$1,669
Investment by redeemable non-controlling interest	—
Net loss attributable to redeemable non-controlling interest	(396)
Balance as of June 30, 2020	$1,273

4.  Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2020 and March 31, 2020 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$102,064	$—	$—	$102,064
Short-term investments:
Certificates of deposit	—	23,229	—	23,229
Commercial paper	—	17,283	—	17,283
Corporate notes and bonds	—	57,120	—	57,120
U.S. treasury securities	474,379	—	—	474,379
Restricted cash:
Money market funds	5,642	—	—	5,642
Total	$582,085	$97,632	$—	$679,717
Included in cash and cash equivalents				$102,064
Included in short-term investments				$572,011
Included in restricted cash				$5,642

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$107,663	$—	$—	$107,663
U.S. treasury securities	27,938	—	—	27,938
U.S. government agencies	—	24,999	—	24,999
Short-term investments:
Certificates of deposit	—	14,986	—	14,986
Commercial paper	—	13,334	—	13,334
Corporate notes and bonds	—	60,319	—	60,319
U.S. treasury securities	422,333	—	—	422,333
U.S. government agencies	—	1,602	—	1,602
Restricted cash:
Money market funds	5,641	—	—	5,641
Total	$563,575	$115,240	$—	$678,815
Included in cash and cash equivalents				$160,600
Included in short-term investments				$512,574
Included in restricted cash				$5,641
There were no transfers between fair value measurement levels during the three months ended June 30, 2020 and 2019.
The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities. The following table presents the Company’s available-for-sale securities as of June 30, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	23,200	29	—	23,229
Commercial paper	17,173	110	—	17,283
Corporate notes and bonds	56,260	860	—	57,120
U.S. treasury securities	469,560	4,819	—	474,379
Total available-for-sale investments	$566,193	$5,818	$—	$572,011

The following table presents the Company’s available-for-sale securities as of March 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$27,923	$15	$—	$27,938
U.S. government agencies	24,995	4	—	24,999
Short-term investments:
Certificates of deposit	15,000	20	(34)	14,986
Commercial paper	13,318	16	—	13,334
Corporate notes and bonds	60,211	221	(113)	60,319
U.S. treasury securities	415,889	6,444	—	422,333
U.S. government agencies	1,600	2	—	1,602
Total available-for-sale investments	$558,936	$6,722	$(147)	$565,511
As of June 30, 2020 and March 31, 2020, securities that were in an unrealized loss position for more than 12 months were not significant. In addition, the Company did not consider any available-for-sale securities to be impaired as of June 30, 2020 and March 31, 2020.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2020 and March 31, 2020 (in thousands):

	June 30, 2020	March 31, 2020
Due within one year	$353,078	$320,582
Due after one year and within three years	218,933	191,992
Total	$572,011	$512,574
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes
As of June 30, 2020, the fair value of the 0.50% convertible senior notes due 2023 (the “Notes”) was $440.2 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.  Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $60.5 million and $60.2 million as of June 30, 2020 and March 31, 2020, respectively. In the three months ended June 30, 2020 and 2019, amortization from amounts capitalized was $9.0 million and $7.6 million, respectively. In the three months ended June 30, 2020 and 2019, amounts expensed as incurred were $3.4 million and $1.9 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.  Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Computers, software, and equipment	$13,554	$13,249
Site operation equipment	106,107	102,316
Furniture and fixtures	4,826	4,802
Leasehold improvements	40,612	39,081
Capitalized software development costs	54,102	50,440
Total property and equipment	219,201	209,888
Less: accumulated depreciation and amortization	(118,550)	(109,594)
Total property and equipment, net	$100,651	$100,294

Depreciation and amortization expense related to property and equipment was $10.5 million and $8.1 million for the three months ended June 30, 2020 and 2019, respectively.

7. 0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.02 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three months ended June 30, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three months ended June 30, 2020 and were classified as long-term debt for such period.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	June 30, 2020	March 31, 2020
Principal	$500,250	$500,250
Unamortized debt discount	(61,864)	(66,894)
Unamortized issuance costs	(5,876)	(6,312)
Net carrying amount	$432,510	$427,044

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Amortization of debt discount	$5,030	$4,776
Amortization of issuance costs	436	389
Contractual interest expense	625	625
Total interest expense	$6,091	$5,790
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

8.  Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the three months ended June 30, 2020.
Purchased intangible assets subject to amortization as of June 30, 2020 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$15,316	$(2,901)	$12,415
Purchased intangible assets subject to amortization as of March 31, 2020 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$15,316	$(1,625)	$13,691
Amortization expense of purchased intangible assets was $1.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.
Estimated future amortization expense as of June 30, 2020 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2021 (remaining nine months)	$3,829
2022	4,619
2023	3,967
$12,415

9.  Leases
The Company leases office space under non-cancelable operating leases, which expire from 2020 to 2031. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.
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
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

June 30, 2020
Assets
Lease right-of-use-assets	$59,985
Liabilities
Lease liabilities	$4,693
Lease liabilities, non-current	62,730
Total operating lease liabilities	$67,423
As of June 30, 2020, the weighted average remaining lease term was 6.8 years and the weighted average discount rate was 6.9%.
The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating lease expense	$3,388	$3,996
Short-term lease expense	228	221
Variable lease expense	699	745
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$4,484	$2,893
Operating lease assets obtained in exchange for new lease liabilities (1)	4,411	1,429
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

As of June 30, 2020, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2021 (remaining nine months)	5,857
2022	13,074
2023	13,409
2024	12,538
2025	10,951
2026	11,134
Thereafter	19,372
Total operating lease payments	$86,335
Less imputed interest	(18,912)
Total operating lease liabilities	$67,423
The table above excludes future payments of $3.6 million related to signed leases that have not yet commenced. These operating leases are expected to commence during 2020 with lease terms of 1.3 to 7.5 years.

10. Commitments and Contingencies
Purchase Commitments—As of June 30, 2020 and March 31, 2020, the Company had purchase commitments of $54.0 million and $64.7 million, respectively, primarily related to data center, cloud and hosting services.
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

11. Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the three months ended June 30, 2020 and 2019, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.0 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, 3,003,574 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2020, there were 12,261,440 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance unit (“PSU”) award activities for the three months ended June 30, 2020 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2020	2,850	$44.52	6.4	$43,576	3,100	$74.20	2.7	$143,346
Stock options granted	540	63.67
RSUs and PSUs granted (1)					1,952	65.12
Stock options exercised	(50)	29.76		1,657
RSUs and PSUs vested					(354)	74.92
Stock options canceled/forfeited	(86)	76.75
RSUs and PSUs canceled/forfeited					(216)	74.65
Outstanding - June 30, 2020	3,254	$47.07	6.7	$84,806	4,482	$70.17	3.1	$308,823
(1) The above table includes 111,965 performance unit awards.
In May 2020, the Company began issuing PSUs to certain executives. PSUs granted under the 2014 Plan are contingent upon the achievement of pre-determined market and service conditions. The number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the Company’s total shareholder return (“TSR”) relative to the performance of peer companies for each measurement period, over a one-year, two-year cumulative, and three-year cumulative period. If these market conditions are not met but service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized to date will not be reversed. The Company uses a Monte Carlo simulation model to determine the fair value of its PSUs and recognizes expense over the requisite period.
Stock-Based Compensation Expense—Stock-based compensation expense for employees and nonemployees was $31.2 million and $21.2 million for the three months ended June 30, 2020 and 2019, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Cost of revenue	$1,502	$1,222
Research and development	8,804	7,028
Sales and marketing	13,308	9,059
General and administrative	7,594	3,879
Total stock-based compensation expense	$31,208	$21,188
As of June 30, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options was $38.8 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years. As of June 30, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock units was $285.7 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years. As of June 30, 2020, unrecognized stock-based compensation cost related to PSUs was $10.2 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

12. Accounts Receivable, Deferred Revenue and Performance Obligations
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of June 30, 2020.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended June 30,
	2020	2019
Deferred revenue, beginning of period	$316,327	$271,597
Billings	146,112	124,799
Revenue recognized	(162,585)	(141,010)
Deferred revenue, end of period	$299,854	$255,386
For the three months ended June 30, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate unrecognized transaction price of remaining performance obligations as of June 30, 2020 was $634.7 million. The Company expects to recognize more than 92% of the balance as revenue in the 24 months following June 30, 2020 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

13. Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $332 thousand and benefit of $36 thousand for the three months ended June 30, 2020 and 2019, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended June 30, 2020, the Company believes it is more likely than not that the tax benefits of U.S. and Japan losses incurred during the three months ended June 30, 2020 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. and Japan losses incurred during the three months ended June 30, 2020. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. and Japan losses and foreign tax rate differences.

14. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three months ended June 30, 2020 and 2019, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of June 30, 2020. The Company expects to settle the principal amount of the Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2020	2019
Numerator:
Net loss attributable to New Relic	$(29,756)	$(15,169)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	59,927	57,944
Net loss attributable to New Relic per share—basic and diluted	$(0.50)	$(0.26)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2020	2019
Options to purchase common stock	3,254	2,861
RSUs and PSUs	4,482	2,374
ESPP shares	117	77
	7,853	5,312

15. Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2020	2019
United States	$112,410	$96,607
EMEA	25,196	25,168
APAC	14,965	12,121
Other	10,014	7,114
Total revenue	$162,585	$141,010
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2020 and March 31, 2020.

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

Overview
New Relic provides a strategic observability platform that companies use to build, develop, and operate their digital businesses. Our mission is to instrument, measure, and improve the Internet to help our customers create more perfect software, experiences, and businesses. Our observability platform enables users to collect, store, and analyze vast quantities of telemetry data from applications and infrastructure to monitor, troubleshoot, and optimize their software.
We offer our customers a fully integrated SaaS-based solution that provides visibility into every layer of the modern software stack, from application performance to infrastructure health to the end-user experience. Our cloud-based observability platform is open and connected, with out-of-the-box curated experiences for our customers, enabling them to scale to meet the ever-changing needs of their businesses. In addition, our platform is programmable, which allows users to go beyond our curated experiences to build dashboards, visualizations and applications unique to their data and business workflows.
We employ a land, expand, and standardize go-to-market strategy, which combines grassroots user adoption with both customized low-touch and high-touch sales approaches. We often land in new accounts to support grassroots projects, and because our products are easy to get started with, users and teams often grow our footprint within their companies, as they increase the number of applications monitored and expand their use of our products. This allows customers to develop into accounts with hundreds of users across multiple roles, each accessing terabytes of operational data through the New Relic One Platform to deliver real-time visibility into the operations of their digital business.
Our revenue for the three months ended June 30, 2020 and 2019 was $162.6 million and $141.0 million, respectively, representing year-over-year growth of 15%. Although we have experienced substantial revenue growth in historical periods, we have had difficulty maintaining our historical growth rates as our business has scaled, even in the periods where our revenue grew in absolute terms. Meanwhile, we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $29.8 million and $15.2 million for the three months ended June 30, 2020 and 2019, respectively. Our accumulated deficit as of June 30, 2020 was $424.3 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 16%, 9%, and 6%, respectively, of our revenue for the three months ended June 30, 2020, and 18%, 9%, and 5%, respectively, of our revenue for the three months ended June 30, 2019. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 2,232 employees as of June 30, 2020 from 1,795 as of June 30, 2019, and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.
The COVID-19 pandemic continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus. The extent of the impact of COVID-19 on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; impact on our employee recruitment and attrition; and effect on our vendors, all of which remain uncertain and cannot be predicted at this time. More generally, the outbreak of COVID-19 is adversely affecting economies and financial markets globally, and has led to an economic downturn and increased market volatility, with an uncertain effect upon technology spending and demand for our offerings, which may harm our business and results of operations. We will continue to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. We have seen and currently expect our revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain. Furthermore, due to our historical reliance upon a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
In addition, on July 30, 2020, we announced an updated pricing strategy that prices customer spend based upon their consumption; customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing, which we refer to as “Annual Pool of Funds.” Consumption under this model is measured by the number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform. Although we expect, in the near term, that this transition will have a negative impact on our results of operations and our key operating metrics for the reasons described below, we believe that this pricing model transition will increase customer adoption and allow us to better retain and expand within our paid business accounts over the long term, and thereby have a positive impact on sales and marketing productivity.

Factors Affecting Our Performance
Market Adoption of Our Platform. Our success, including our rate of customer expansions and renewals, is dependent on the market adoption of our platform. With the introduction of new technologies, the evolution of our platform and new market entrants, competition has intensified and we expect competition to intensify in the future. We employ a land, expand, and standardize business model centered around offering a platform that is open, connected and programmable. We believe that we have built a highly differentiated platform and we intend to continue to invest in building additional offerings, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our ability to improve market adoption of our platform will also depend on a number of other factors, including the competitiveness and pricing of our products, offerings of our competitors, success of international expansion, and effectiveness of our sales and marketing efforts. With the shift in our pricing strategy, which will now rely primarily upon a per-user license fee and payment based on the quantity of data ingested, we will be more closely tying our revenue to the usage of our platform. Together with our new pricing strategy, we also launched a new, robust free tier and improved self-service capabilities, which we expect to result in a material increase to our marketing opportunities in converting free users into new paying customers.
Retention of and Expansion within Paid Business Accounts. A key factor in our success is the retention and expansion of our platform usage with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase our revenue from sales to our current customers as they become more familiar with our products and adopt our products to address additional business use cases. Over the last several years, our focus has shifted from an increase in the total number of paid business accounts to an increase in the annual recurring revenue from our existing paid business accounts. Accordingly, today we view our paid business accounts with annual recurring revenue over $100,000 as a strong indicator of our business, and our success depends in part on our ability to retain and expand within our paid business accounts. We believe the shift in our pricing strategy will allow sales resources to focus energy on helping customers increase their data ingestion and the number of users and use cases.

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Annual Recurring Revenue. We believe that our annual recurring revenue is a key indicator of our overall business. We define annual recurring revenue, or ARR, as the revenue that we would expect to receive from our customers over the following 12-month period, including partner revenue or revenue from support subscriptions, without any increase or reduction in any of their contractual commitments. The net change we report in ARR reflects any increase in ARR from existing customers and new customers, which we refer to as “new ARR,” as well as any reduction in ARR from customers who reduced their spend or terminated their relationship with us, which we refer to as “lost ARR.” Our ARR as of June 30, 2020 was $648.4 million, which was a 14% increase compared to $569.2 million as of June 30, 2019.
For contracts entered into under our new pricing model announced on July 30, 2020, we only recognize as ARR the committed contractual amount for customers under the Annual Pool of Funds model; therefore, our definition of ARR would not include contracts under the Pay as You Go model. Meanwhile, ARR for contracts under Annual Pool of Funds is calculated as the original dollar commitment for the annual contract period, plus any incremental additional dollar commitments added during the term of the period. ARR is measured without reference or adjustments for historic data usage, and therefore excludes assumptions related to overage spend or expected or received overages above committed amounts.
We expect our pricing transition to result in an increase in lost ARR through the remainder of our fiscal year, particularly among customers who previously were at the low-end of spend and decide to remain within the limitations of our new free-tier offering. We believe the lost ARR due to these changes will eventually be offset by new ARR as a result of higher market adoption of our platform over time.
ARR should be viewed independently of historical revenue as the operating metric is not intended to be a replacement for revenue forecasts.
Number of Paid Business Accounts with ARR over $100,000 and Number of Paid Business Accounts. We believe that our number of paid business accounts with ARR over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, as well as expansion within our existing paid business accounts. We define the number of paid business accounts at the end of any particular period as the number of accounts, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 1,025 paid business accounts with ARR over $100,000 as of June 30, 2020, which was a 16% increase compared to 881 as of June 30, 2019. We believe this increase reflects our continued sales and marketing focus on retention and expansion within our existing customers. This increase was slightly offset by negative impacts due to COVID-19 and its effect on our customers’ business and operations and the overall economy. This growth rate has decreased in recent periods, but with a greater focus on this metric, management is driving changes intended to increase the growth rate at which we add paid business accounts with ARR over $100,000 in the future.
Percentage of ARR from Paid Business Accounts with ARR over $100,000. As we grow and scale, we are changing the way we view and engage with our broader customer base. We believe that with the evolution of our product offerings, our customers of all sizes are standardizing across our platform and as such, metrics based on enterprise paid business accounts (which is defined by the number of employees a customer has) and average paid business accounts are becoming less relevant measurements of how we view and manage our business and our larger business opportunity. Instead, we believe that the percentage of our total ARR that comes from paid business accounts with ARR over $100,000 is more indicative of our performance as it measures customers based on their spend rather than their size. Paid business accounts in this category of spend also have had a materially higher rate of renewal than paid business accounts with ARR less than $100,000.
Our percentage of ARR from paid business accounts with ARR over $100,000 was 76% as of June 30, 2020, compared to 70% as of June 30, 2019.
Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We track our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate increases when customers increase their use of our products or use additional products. Our dollar-based net expansion rate is reduced when customers cease using our products or use fewer products.

Our dollar-based net expansion rate compares our recurring revenue from customers from one period to the next. We measure our dollar-based net expansion rate on a monthly basis because many of our customers change their commitment more frequently than quarterly or annually. To calculate our annual dollar-based net expansion rate, we first establish the base period monthly recurring revenue from all our customers at the end of a month. This represents the revenue we would contractually expect to receive from those customers over the following month, without any increase or reduction in any of their commitments. For contracts entered into under our new pricing model announced on July 30, 2020, we calculate each customer’s monthly recurring revenue as their annual recurring revenue divided by twelve. We then (i) calculate the actual monthly recurring revenue from those same customers at the end of that following month; then (ii) divide that following month’s recurring revenue by the base month’s recurring revenue to arrive at our monthly net expansion rate; then (iii) calculate a quarterly net expansion rate by compounding the net expansion rates of the three months in the quarter; and then (iv) calculate our annualized net expansion rate by compounding our quarterly net expansion rate over an annual period.
The quarterly fluctuations in our dollar-based net expansion rate are primarily driven by transactions within a particular quarter in which certain larger customers either significantly increase or significantly reduce their commitment and by increased sales to existing customers in particular quarters due to sales and marketing campaigns in a particular quarter. In addition, we believe that the composition of our customer base also has an impact on the net expansion rate, such that a relative increase in the number of customers from larger organizations versus small to medium-sized organizations will tend to increase our quarterly net expansion rate, while a relative increase in the number of customers from small to medium-sized organizations versus larger organizations will tend to decrease the quarterly net expansion rate, as smaller businesses tend to reduce their commitments more frequently than larger organizations. Therefore, our dollar-based net expansion rate has historically been lower in the first half of the fiscal year, and correspondingly higher in the second half of the fiscal year when most of our larger customers renew their contracts with us. However, this rate is also impacted by other factors including, but not limited to, new product introductions, promotional activity, mix of customer size, and the variable timing of renewals.
Our annualized dollar-based net expansion rate decreased to 100.4% for the three-month period ended June 30, 2020 from 109.2% for the three-month period ended June 30, 2019 as a result of a lower amount of new ARR and a higher amount of lost ARR among existing customers than the comparable period in the prior year.

Key Components of Results of Operations
Revenue
For the period presented, we offer access to our products under subscription plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods.
Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth in that period.
The first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. In addition, our revenue and deferred revenue in fiscal 2021 may be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic as well as by our change in pricing strategy announced on July 30, 2020.
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
Gross Profit and Margin
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our operations and global customer support personnel, hosting-related costs, and the amortization of capitalized software. Although we expect our gross margin to fluctuate from period to period as a result of these factors, we also expect that our gross margin will have additional downward pressure during our public cloud migration and, to a lesser extent, as a result of our pricing transition.
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

	Three Months Ended June 30,
	2020	2019

	(in thousands, except per share amounts)
Revenue	$162,585	$141,010
Cost of revenue (1)	33,273	23,613
Gross profit	129,312	117,397
Operating expenses:
Research and development (1)	40,844	34,339
Sales and marketing (1)	85,136	76,850
General and administrative (1)	29,434	23,100
Total operating expenses	155,414	134,289
Loss from operations	(26,102)	(16,892)
Other income (expense):
Interest income	2,781	4,140
Interest expense	(6,104)	(5,819)
Other income (expense), net	(395)	2,978
Loss before income taxes	(29,820)	(15,593)
Income tax provision (benefit)	332	(36)
Net loss	$(30,152)	$(15,557)
Net loss attributable to redeemable non-controlling interest	396	388
Net loss attributable to New Relic	$(29,756)	$(15,169)
Net loss attributable to New Relic per share, basic and diluted	$(0.50)	$(0.26)
Weighted-average shares used to compute net loss per share, basic and diluted	59,927	57,944
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Cost of revenue	$1,502	$1,222
Research and development	8,804	7,028
Sales and marketing	13,308	9,059
General and administrative	7,594	3,879
Total stock-based compensation expense	$31,208	$21,188

	Three Months Ended June 30,
	2020	2019

	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	20	17
Gross profit	80	83
Operating expenses:
Research and development (1)	25	24
Sales and marketing (1)	53	55
General and administrative (1)	18	16
Total operating expenses	96	95
Loss from operations	(16)	(12)
Other income (expense):
Interest income	2	3
Interest expense	(4)	(4)
Other income (expense), net	—	2
Loss before income taxes	(18)	(11)
Income tax provision (benefit)	—	—
Net loss	(18)%	(11)%
Net loss attributable to redeemable non-controlling interest	—	—
Net loss attributable to New Relic	(18)%	(11)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2020	2019

	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	5	5
Sales and marketing	8	6
General and administrative	5	3
Total stock-based compensation expense	19%	15%

Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
United States	$112,410	$96,607	$15,803	16%
EMEA	25,196	25,168	28	—
APAC	14,965	12,121	2,844	23
Other	10,014	7,114	2,900	41
Total revenue	$162,585	$141,010	$21,575	15%
Total revenue increased $21.6 million, or 15%, in the three months ended June 30, 2020 compared to the same period of 2019. The increase was primarily due to an increase in product adoption by existing paid business accounts. Our revenue from the United States increased $15.8 million, or 16%, and our revenue from APAC increased $2.8 million, or 23%, in the three months ended June 30, 2020 compared to the same period of 2019, primarily as a result of new paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA remained flat in the three months ended June 30, 2020 compared to the same period of 2019.
Cost of Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$33,273	$23,613	$9,660	41%
Cost of revenue increased $9.7 million, or 41%, in the three months ended June 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in hosting-related costs and payment processing fees of $5.7 million and an increase in depreciation expense and amortization expense of $3.2 million primarily as a result of site equipment at our third-party data centers. The remaining increase was due to an increase in personnel-related costs of $1.1 million, driven by higher headcount, offset by a decrease in other miscellaneous expenses of $0.3 million.
Research and Development

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$40,844	$34,339	$6,505	19%
Research and development expenses increased $6.5 million, or 19%, in the three months ended June 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $6.8 million driven by an increase in headcount. The remaining increase was due to a $1.5 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $1.8 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic.

Sales and Marketing

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$85,136	$76,850	$8,286	11%
Sales and marketing expenses increased $8.3 million, or 11%, in the three months ended June 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase of personnel-related costs of $13.4 million, driven by higher headcount and an increase in sales commissions due to revenue growth. The remaining increase was due to a $0.6 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $5.1 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic, a $0.4 million decrease in marketing programs, and a $0.2 million decrease in allocated costs, including facilities and depreciation.
General and Administrative

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$29,434	$23,100	$6,334	27%
General and administrative expenses increased $6.3 million, or 27%, in the three months ended June 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $8.7 million, driven by an increase in headcount. This was partially offset by a decrease in travel expenses of $1.1 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic, a $0.8 million decrease in legal and accounting expenses, a $0.4 million decrease in allocated costs, including facilities and depreciation, and a $0.2 million decrease in software subscription and consulting expenses.
Other Income (Expense)

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense)	$(3,718)	$1,299	$(5,017)	(386)%
Other income (expense) decreased by $5.0 million in the three months ended June 30, 2020 compared to the same period of 2019. The decrease was primarily due to a decrease of $3.4 million in other income, net, largely driven by a one-time $3.0 million gain on lease modification in the prior period, and a $1.4 million decrease in interest income.

Non-GAAP Financial Measures
Non-GAAP Income From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income from operations and non-GAAP net income attributable to New Relic. We define non-GAAP income from operations and non-GAAP net income attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans and (5) amortization of debt discount and issuance costs, and in certain periods, (6) the transaction costs related to acquisitions (7) lawsuit litigation cost and other expense, and (8) gain or loss from lease modification. We use non-GAAP financial measures, including non-GAAP income from operations and non-GAAP net income attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income from operations.
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
The following tables present our non-GAAP income from operations and our non-GAAP net income attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income attributable to New Relic for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
GAAP loss from operations	$(26,102)	$(16,892)
Plus: Stock-based compensation expense	31,208	21,188
Plus: Amortization of purchased intangibles	1,276	440
Plus: Amortization of stock-based compensation capitalized in software development costs	239	207
Plus: Lawsuit litigation cost and other expense	—	1,521
Plus: Employer payroll tax on employee equity incentive plans	948	918
Non-GAAP income from operations	$7,569	$7,382

	Three Months Ended June 30,
	2020	2019
GAAP net loss attributable to New Relic	$(29,756)	$(15,169)
Plus: Stock-based compensation expense	31,208	21,188
Plus: Amortization of purchased intangibles	1,276	440
Plus: Amortization of stock-based compensation capitalized in software development costs	239	207
Plus: Lawsuit litigation cost and other expense	—	1,521
Plus: Employer payroll tax on employee equity incentive plans	948	918
Plus: Amortization of debt discount and issuance costs	5,466	5,165
Less: Gain on lease modification	—	(3,006)
Non-GAAP net income attributable to New Relic	$9,381	$11,264
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

Liquidity and Capital Resources

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Cash provided by operating activities	$35,148	$36,516
Cash used in investing activities	(72,215)	(45,389)
Cash provided by financing activities	1,424	2,271
Net decrease in cash, cash equivalents and restricted cash	$(35,643)	$(6,602)
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
Operating Activities
During the three months ended June 30, 2020, cash provided by operating activities was $35.1 million as a result of a net loss of $30.2 million, adjusted by non-cash charges of $57.5 million and a change of $7.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $36.1 million decrease in accounts receivable, a $5.6 million increase in accrued compensation and benefits and other liabilities due to increased headcount, and a $1.3 million increase in lease liabilities. This was partially offset by a $16.5 million decrease in deferred revenue, a $9.4 million increase in deferred contract acquisition costs, a $3.9 million decrease in accounts payable, a $3.2 million increase in prepaid expenses and other assets, and a $2.2 million increase in lease right-of-use assets.
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
Investing Activities
Cash used in investing activities during the three months ended June 30, 2020 was $72.2 million, primarily as a result of purchases of short-term investments of $73.4 million, purchases of property and equipment of $8.2 million, and increases in capitalization of software development costs of $3.7 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $13.1 million.
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

Financing Activities
Cash provided by financing activities during the three months ended June 30, 2020 was $1.4 million, which was the result of proceeds from the exercise of stock options.
Cash provided by financing activities during the three months ended June 30, 2019 was $2.3 million, which was the result of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 9 — Leases and Note 10 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2020 in our Annual Report.

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2020 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 14, 2020.
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

Interest Rate Risk
We had cash and cash equivalents of $256.9 million as of June 30, 2020, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.6 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $572.0 million as of June 30, 2020, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results. *
We have evolved our pricing models over time and we expect that they will continue to evolve. For example, we have offered a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored; and we offer access to our products under subscription plans that include service and support for one or more of our products. However, on July 30, 2020, we announced an updated pricing strategy that prices customer spend based upon their consumption; customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing, which we refer to as “Annual Pool of Funds.” Consumption under this model is measured by number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform.
This updated pricing strategy may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within budgeted amounts or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. We expect this pricing transition may result in a one-time negative impact to annual recurring revenue, or ARR, in certain customer segments and negatively impact our revenue and deferred revenue. For example, customers who previously were at the low-end of spend may decide to remain within the limitations of our new free-tier offering. Whether our pricing model transition will prove successful is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status of our pricing model transition may continue to evolve over the course of the transition as significant trends emerge.
We do not know whether our current or potential customers or the market in general will accept our pricing model going forward and, if it fails to gain acceptance, our business and results of operations could be harmed. In addition, our evolving pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins.
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
The ongoing global coronavirus (COVID-19) outbreak could harm our business and results of operations. *
In March 2020, the World Health Organization, or WHO, declared COVID-19 a pandemic. This contagious disease outbreak continues to spread across the globe and is impacting worldwide economic activity and financial markets and has resulted in authorities implementing numerous measures to contain the virus. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. These measures include temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
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
More generally, the outbreak of COVID-19 is adversely affecting economies and financial markets globally, and has led to an economic downturn and increased market volatility, with an uncertain effect on technology spending and demand for our offerings, which may harm our business and results of operations. We have seen and currently expect our revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain. Furthermore, due to our historical reliance on a subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $29.8 million and $15.2 million in the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020, we had an accumulated deficit of $424.3 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
Our business depends on our customers remaining on our platform and increasing their spend with us. Any decline in our customer expansions and renewals would harm our future operating results. *
Our future success depends in part on our ability to retain and expand our platform usage with our current customers. If our customers do not remain on our platform or increase their spend with us, our revenue may decline, and our operating results may be harmed.
In addition, in order for us to maintain or improve our operating results, it is important that our customers renew their commitments or remain on our platform and increase their spend when the contract term expires. Many of our customers may start their accounts on a free tier and have no obligation to enter into a paid commitment or incur spend above the free tier. Our customers that enter into paid commitments have no obligation to renew after the expiration of the contractual term nor an obligation to remain on our platform and incur additional usage fees. Commitments are most often one year in length, and, our customers may renew for lower commitment amounts or instead use our Pay as You Go model, under which they are billed in arrears for their usage. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions entered into prior to our pricing announcement on July 30, 2020 have the right to cancel their agreements prior to the termination of the subscription term. Customers also have canceled or reduced, and may continue to cancel or reduce, their commitments as a result of the impact of COVID-19 on their businesses.
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, including as a result of changes to our pricing strategy, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, including as a result of COVID-19, or reductions in our customers’ spending levels generally.
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
If customers do not expand their use of our products beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected. *
Most of our customers currently use our products to support application performance management functions, and the majority of our revenue to date has been from our application performance management products. Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our software to additional use cases across our entire platform. If we fail to achieve market acceptance of our software, or if a competitor establishes a more widely adopted solution, our ability to grow our business and financial results will be adversely affected. In addition, as the amount of data stored for a given customer grows, that customer may have to limit or decrease usage in order to stay within budgeted amounts or lower their cost. If their fees grow significantly, customers may react adversely to this pricing model, particularly if they perceive that the value of our software has become eclipsed by such fees or otherwise.
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the three months ended June 30, 2020, sales and marketing expenses represented 53% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time or unable to successfully execute sales strategies in connection with our pricing model changes, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
Our quarterly results may fluctuate, especially as we are transitioning our pricing model, and our recent operating results may not be a good indication of our future performance. If we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially. *
Our quarterly financial results may fluctuate widely as a result of the risks and uncertainties described in this report, many of which, such as the COVID-19 pandemic, are outside of our control. In addition, given our increasing reliance on consumption to drive revenue, our pricing model transition may give rise to a number of risks reflected in risk factor titled “We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.” If our financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially.
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
Cyber-attacks, intrusions and other malicious Internet-based activity including by computer hackers, foreign governments and cyber terrorists, continue to increase generally as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If our products or security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, with so many of our employees now working remotely due to the COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents. Moreover, if a high-profile security breach occurs with respect to another cloud platform provider, our customers and potential customers may lose trust in the security of cloud platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), which went into effect in May 2018 and is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union, or the EU, under a single law and laws implemented by EU member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and any legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, the processing of personal data and privacy as a consequence of the United Kingdom, or UK, leaving the EU (European Data Protection Laws). European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. European Data Protection Laws are broad in their application and apply when we do business with EU- and UK-based customers and when our U.S.-based customers collect and use personal data that originates from individual residents in the EU and UK. They also apply to transfers of personal data between us and our EU- and UK-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

European Data Protection Laws generally prohibit the transfer of personal data from Europe, the UK and Switzerland, which we refer to collectively as the European Economic Area, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from Europe to the United States was the Privacy Shield framework which is administered by the U.S. Department of Commerce. To facilitate the transfer of our customer personal data from Europe to the United States, we self-certified under the EU-US Privacy Shield framework. However, this framework was recently invalidated by a decision of the Court of Justice of the European Union. Authorities in the United Kingdom and Switzerland may similarly invalidate use of the Privacy Shield as a vehicle for lawful data transfers from those countries to the United States. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. As such, our processing of personal data from Europe may not comply with European Data Protection Law. This may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including injunctions against transferring personal data subject to the GDPR. This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from Europe may also require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business
In addition to the GDPR, the European Commission also has another draft regulation in the approval process that focuses on a person’s right to conducting a private life (in contrast to GDPR, which focuses on protection of personal data). The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. However, the timeline for adoption and implementation remains unclear. The ePrivacy Regulation is expected to provide protections for those using communications services (for example, protections against online tracking technologies), impose enhanced consent requirements, and contain other requirements and obligations which may increase our compliance burden and negatively impact our product offerings and our relationships with our customers.
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
Domestic laws in this area are also complex and developing rapidly. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals. The Federal Trade Commission, or FTC, has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands require businesses to provide appropriate notices to customers, individuals, credit reporting agencies and/or governmental entities such as the state’s Attorney General’s office following certain types of security breaches affecting personally identifiable information. The laws are not consistent, and compliance in the event of a widespread data breach is both complex and costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also requires covered businesses to provide detailed privacy notices to California residents and respond to requests from California residents to exercise their rights under the CCPA without discrimination. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and its regulations may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. In addition to a new ballot measure that has received enough signatures to qualify as a November 2020 ballot initiative in California, which would amend the CCPA, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our or our customers’ businesses, may place additional burdens on us and our customers, which may further reduce demand for our platform and harm our business.

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
We are dependent upon lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sales opportunities, our ability to grow our revenue will be adversely affected.*
We are dependent upon lead generation strategies to generate sales opportunities. For example, in connection with our pricing changes announced July 30, 2020, we introduced an expanded free tier offering of our product. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that we are unable to successfully attract and grow paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
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
With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large organizations, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in March 2017, Cisco Systems, Inc. completed its purchase of AppDynamics, Inc., in November 2018, Broadcom Inc. completed its acquisition of CA, Inc., and, in October 2019, Splunk Inc. completed its acquisition of SignalFX, Inc. If we are unable to maintain our current pricing or fail to gain market acceptance of our updated pricing strategy due to the competitive pressures, our margins will be reduced, and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
Because we have historically employed a subscription-based business model and recognized revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.*
We have historically employed a subscription-based model and for contracts entered into prior to our new pricing model announcement on July 30, 2020, we recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. As a result, due to this historical reliance on a subscription-based business model, any effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
Seasonality may cause fluctuations in our sales and operating results.*
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. The first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, which tend to have a concentration of increased activity in the periods surrounding the change of the Company’s fiscal year. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. With our shift in pricing strategy, we may experience additional variation from these seasonality trends. Accordingly, historical patterns should not be considered indicative of our future sales activity or performance.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. *
Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial or degradation of service attacks, computer viruses, natural disasters, terrorism, war, telecommunications and electrical failures, cyberattacks or other security related incidents. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and platform capabilities become more complex and our user traffic increases. If our products and platform capabilities are unavailable or if our users are unable to access our products and platform capabilities within a reasonable amount of time or at all, our business would be negatively affected. As we expand our business, our customers increasingly rely on our customer support personnel to realize the full benefits that our platform provides, and if we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our platform usage to existing and new customers could suffer, and our reputation with existing or potential customers could suffer. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
In addition, we currently serve our customers from third-party data centers and a combination of cloud hosting providers. The continuous availability of our products and platform capabilities depends on the operations of our data center facilities, on our cloud hosting providers, on a variety of network service providers, on third-party vendors, and on our own site operations staff. We depend on our third-party providers’ abilities to protect our data center facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. If there are any lapses of service, damage to the facilities, or prolonged cloud hosting provider service disruptions or downtime affecting our platform, we could experience lengthy interruptions in our products and platform capabilities as well as delays and additional expenses in arranging new facilities and services. In addition, we are in the process of migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. After we complete this migration, we will rely extensively on these public cloud providers to provide our clients and their users with fast and reliable access to our products. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers not to renew their commitments or increase their spend with us, any of which could harm our business.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the three months ended June 30, 2020, we derived approximately 31% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2020, we had 18 issued patents in the United States and abroad and 49 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Our reliance upon open source software could negatively affect our ability to sell our products and subject us to possible litigation.*
We rely heavily upon open source software for the operation of our products and platform capabilities and expect to continue to do so in the future. In July 2020, we strengthened this commitment when we announced that we are making our agents, integrations, and SDKs available under an open source license, and that we are standardizing our future observability offerings in OpenTelemetry, a Cloud Native Computing Foundation project that is an emerging standard for software instrumentation. As a result of our use of open source software in our offerings, as well as our contributions of code to open source software projects, we may face claims from others claiming ownership of, or seeking to enforce the terms of, incompatible or conflicting licenses or other rights. This may include a demand to release the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the software we utilize change, additional licenses from third parties may be required or we may be forced to reengineer or discontinue our products and platform capabilities or incur additional costs. In addition, open source licensors generally do not provide warranties, support, indemnity, or assurance of title or controls on origin of the software which may lead to greater risks. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. While we have established processes to help alleviate these risks, we cannot assure that these measures will reduce or completely shield us from these risks. Moreover, we cannot be certain that we have not incorporated software in our products and platform capabilities in a manner that is inconsistent with the terms of the applicable proprietary rights that may govern their use, or our own policies and procedures.
Our continued shift to increase reliance upon open source software will also present increased risk from the standpoint of competition. Because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely. Anyone may obtain access to the source code for our open source features and then redistribute it (either in a modified or unmodified form), and we may be unable to prevent our competitors or others from using such software source code for competitive purposes, or for commercial or other purposes beyond what we intended. For instance, our recent conversion of the license terms for our agents, integrations and SDKs from our historical proprietary licenses to open source licenses may allow the use of our previous proprietary code with competitor’s platforms. Additionally, we make the source code of our proprietary features publicly available, which may enable others to compete more effectively. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the permissions allowed under open source licensing. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our services.
We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused portion of our contractual commitments or face contract terminations, which could adversely affect our revenue.*
Some of our customer agreements provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our products and platform capabilities, we may be contractually obligated to provide these customers with service credits or refunds for prepaid amounts related to unused portion of our contractual commitments, or we could face contract terminations. Our revenue could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenue, and operating results.
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

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs. If additional capital is not available, we may have to delay, reduce, or cease certain investments.*
We may in the future require additional capital to operate our business and respond to business opportunities that may arise, including the need to develop new products and platform capabilities or enhance our existing products and platform capabilities, enhance our operating infrastructure, protect our intellectual property, pursue possible acquisitions of complementary businesses and technologies, respond to a decline in the level of adoption or usage of our platform, or other circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could require us to use a portion of our cash flows to make debt service payments, which could place us at a competitive disadvantage relative to our less leveraged peers. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock, including registration rights. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of June 30, 2020, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023, or the Notes. Our indebtedness may:
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
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.*
As of our fiscal year ended March 31, 2020, we had U.S. federal and state net operating losses of approximately $560.8 million and $302.6 million, respectively. Other than federal net operating losses arising in tax years beginning after December 31, 2017, the federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028 and 2022, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law, as modified by the federal tax law changes enacted in March 2020, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, for state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state net operating losses to offset California taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed.
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
The revenue growth and potential profitability of our business depends on demand for software applications and products generally, and application performance monitoring and our other offerings specifically. In addition, our revenue is dependent on the number of users of our products and the degree of adoption of such users with respect to our products and platform capabilities. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their commitments or amount of their spend, or affect renewal rates, all of which could harm our operating results.
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
Our stock price has been and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through June 30, 2020. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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
•changes in our pricing models and practices or those of our competitors;
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
In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Moreover, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the COVID-19 pandemic. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, and cash flows. A decline in the value of our common stock, including as a result of one or more factors set forth above, may result in substantial losses for our stockholders.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:
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
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. While the Delaware courts have determined that such choice of forum provision is facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in the exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	Letter Agreement to Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of May 5, 2020.					X
10.2+	Form of Performance Unit Award Grant Notice under the 2014 Equity Incentive Plan, and related form agreements.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

NEW RELIC, INC.
Date:	August 4, 2020
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)