Form 10-Q
period 2020-09-30
NEW RELIC, INC.
filed 2020-11-06
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 60,975,513 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the impact of natural disasters and actual or threatened public health emergencies, such as the COVID-19 pandemic;
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
•our product and pricing strategies and their anticipated impacts on our business and results of operations;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$276,843	$292,523
Short-term investments	562,939	512,574
Accounts receivable, net of allowances of $2,709 and $3,636, respectively	101,381	147,361
Prepaid expenses and other current assets	14,202	15,979
Deferred contract acquisition costs	33,319	32,016
Total current assets	988,684	1,000,453
Property and equipment, net	98,718	100,294
Restricted cash	5,642	5,641
Goodwill	45,112	45,112
Intangible assets, net	11,139	13,691
Deferred contract acquisition costs, non-current	28,016	28,141
Lease right-of-use assets	58,769	57,777
Other assets, non-current	7,397	7,325
Total assets	$1,243,477	$1,258,434
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$26,132	$12,565
Accrued compensation and benefits	24,255	29,054
Other current liabilities	14,059	13,120
Deferred revenue	273,610	313,161
Lease liabilities	5,858	8,682
Total current liabilities	343,914	376,582
Convertible senior notes, net	438,054	427,044
Lease liabilities, non-current	61,226	57,394
Deferred revenue, non-current	1,988	3,166
Other liabilities, non-current	10,004	1,940
Total liabilities	855,186	866,126
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	896	1,669
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2020 and March 31, 2020; 61,227 shares and 60,098 shares issued at September 30, 2020 and March 31, 2020; and 60,967 shares and 59,838 shares outstanding at September 30, 2020 and March 31, 2020	61	60
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	857,011	780,479
Accumulated other comprehensive income	2,399	4,869
Accumulated deficit	(471,813)	(394,506)
Total stockholders’ equity	387,395	390,639
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,243,477	$1,258,434
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue	$166,054	$145,815	$328,639	$286,825
Cost of revenue	45,198	25,149	78,471	48,762
Gross profit	120,856	120,666	250,168	238,063
Operating expenses:
Research and development	44,628	34,132	85,472	68,471
Sales and marketing	89,378	80,157	174,514	157,007
General and administrative	29,798	23,278	59,232	46,378
Total operating expenses	163,804	137,567	319,218	271,856
Loss from operations	(42,948)	(16,901)	(69,050)	(33,793)
Other income (expense):
Interest income	2,220	4,011	5,001	8,151
Interest expense	(6,216)	(5,888)	(12,320)	(11,707)
Other income (expense), net	(604)	315	(999)	3,293
Loss before income taxes	(47,548)	(18,463)	(77,368)	(34,056)
Income tax provision	380	660	712	624
Net loss	$(47,928)	$(19,123)	$(78,080)	$(34,680)
Net loss attributable to redeemable non-controlling interest	377	509	773	897
Net loss attributable to New Relic	$(47,551)	$(18,614)	$(77,307)	$(33,783)
Net loss attributable to New Relic per share, basic and diluted	$(0.79)	$(0.32)	$(1.28)	$(0.58)
Weighted-average shares used to compute net loss per share, basic and diluted	60,545	58,372	60,237	58,161
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to New Relic	$(47,551)	$(18,614)	$(77,307)	$(33,783)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,711)	(186)	(2,470)	1,310
Comprehensive loss	$(49,262)	$(18,800)	$(79,777)	$(32,473)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020								Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	60,502	$60	$813,212	260	$(263)	$4,110	$(424,262)	$392,857	58,655	$58	$678,533	260	$(263)	$2,141	$(320,738)	$359,731
Issuance of common stock upon exercise of stock options	237	—	1,176	—	—	—	—	1,176	37	—	783	—	—	—	—	783
Issuance of common stock for vested restricted stock units	351	1	(1)	—	—	—	—	—	227	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	137	—	6,494	—	—	—	—	6,494	117	—	5,933	—	—	—	—	5,933
Stock-based compensation expense	—	—	36,130	—	—	—	—	36,130	—	—	23,513	—	—	—	—	23,513
Other comprehensive loss, net	—	—	—	—	—	(1,711)	—	(1,711)	—	—	—	—	—	(186)	—	(186)
Net loss attributable to New Relic	—	—	—	—	—	—	(47,551)	(47,551)	—	—	—	—	—	—	(18,614)	(18,614)
Balance at end of period	61,227	$61	$857,011	260	$(263)	$2,399	$(471,813)	$387,395	59,036	$59	$708,761	260	$(263)	$1,955	$(339,352)	$371,160

	Six Months Ended September 30, 2020								Six Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630
Issuance of common stock upon exercise of stock options	287	—	2,650	—	—	—	—	2,650	121	—	3,054	—	—	—	—	3,054
Issuance of common stock for vested restricted stock units	705	1	(1)	—	—	—	—	—	432	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	137	—	6,494	—	—	—	—	6,494	117	—	5,933	—	—	—	—	5,933
Stock-based compensation expense	—	—	67,389	—	—	—	—	67,389	—	—	45,016	—	—	—	—	45,016
Other comprehensive income (loss), net	—	—	—	—	—	(2,470)	—	(2,470)	—	—	—	—	—	1,310	—	1,310
Net loss attributable to New Relic	—	—	—	—	—	—	(77,307)	(77,307)	—	—	—	—	—	—	(33,783)	(33,783)
Balance at end of period	61,227	$61	$857,011	260	$(263)	$2,399	$(471,813)	$387,395	59,036	$59	$708,761	260	$(263)	$1,955	$(339,352)	$371,160

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss attributable to New Relic	$(77,307)	$(33,783)
Net loss attributable to redeemable non-controlling interest (Note 3)	$(773)	$(897)
Net loss:	$(78,080)	$(34,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,404	37,268
Stock-based compensation expense	66,575	44,546
Amortization of debt discount and issuance costs	11,010	10,404
Gain on lease modification	—	(3,006)
Other	2,354	(1,465)
Changes in operating assets and liabilities:
Accounts receivable, net	45,980	43,651
Prepaid expenses and other assets	473	368
Deferred contract acquisition costs	(19,662)	(18,038)
Lease right-of-use assets	(1,086)	17,512
Accounts payable	14,870	3,208
Accrued compensation and benefits and other liabilities	1,941	275
Lease liabilities	1,008	(16,157)
Deferred revenue	(40,729)	(38,382)
Net cash provided by operating activities	48,058	45,504
Cash flows from investing activities:
Purchases of property and equipment	(12,641)	(31,570)
Purchases of short-term investments	(227,347)	(263,321)
Proceeds from sale and maturity of short-term investments	173,950	247,379
Capitalized software development costs	(6,843)	(3,053)
Net cash used in investing activities	(72,881)	(50,565)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	—	978
Proceeds from employee stock purchase plan	6,494	5,933
Proceeds from exercise of employee stock options	2,650	3,054
Net cash provided by financing activities	9,144	9,965
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,679)	4,904
Cash, cash equivalents and restricted cash at beginning of period	298,164	243,161
Cash, cash equivalents and restricted cash at end of period	$282,485	$248,065
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$276,843	$242,407
Restricted cash	5,642	5,658
Total cash, cash equivalents and restricted cash	$282,485	$248,065
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$1,851	$1,894
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$2,374	$13,100

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
COVID-19—The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity that is expected to continue and which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company’s revenue and deferred revenue have been negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to the Company’s financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, management is not aware of any specific event or circumstance that would require an update to estimates and judgments or revising the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of September 30, 2020 or March 31, 2020. There was no customer that individually exceeded 10% of the Company’s revenue during the three or six months ended September 30, 2020 or 2019.

Revenue Recognition—The Company generates revenue from subscription-based arrangements and usage-based arrangements that allow customers to access its products and/or platform. The Company determines revenue recognition through the following steps:
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
Beginning in the second quarter of fiscal 2021, the Company started offering usage-based pricing to its customers. Customers have the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or they may commit to a minimum spend over their contracted period (“Annual Pool of Funds”). Revenue related to Pay as You Go contracts are recognized based on the customers’ actual usage. Revenue related to Annual Pool of Funds contracts are recognized on a ratable basis over the contract period including an estimate of the usage above the minimum commitment. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in more convertible debt instruments being accounted for as a single liability instrument and more convertible preferred stock being accounted for as a single equity instrument with no separate accounting for embedded conversion features. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. This standard will be effective for the Company in the fiscal year beginning April 1, 2022; early adoption is permitted in the fiscal year beginning April 1, 2021. The Company has not yet adopted this new standard and is currently evaluating the effect the standard will have on its condensed consolidated financial statements.
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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of September 30, 2020, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of September 30, 2020, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0 at September 30, 2020.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Six Months Ended September 30,
	2020	2019
Balance, beginning of period	$1,669	$2,733
Investment by redeemable non-controlling interest	—	978
Net loss attributable to redeemable non-controlling interest	(773)	(897)
Balance, end of period	$896	$2,814

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2020 and March 31, 2020 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$113,047	$—	$—	$113,047
Short-term investments:
Certificates of deposit	—	26,713	—	26,713
Commercial paper	—	20,788	—	20,788
Corporate notes and bonds	—	51,881	—	51,881
U.S. treasury securities	463,557	—	—	463,557
Restricted cash:
Money market funds	5,642	—	—	5,642
Total	$582,246	$99,382	$—	$681,628
Included in cash and cash equivalents				$113,047
Included in short-term investments				$562,939
Included in restricted cash				$5,642

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$107,663	$—	$—	$107,663
U.S. treasury securities	27,938	—	—	27,938
U.S. government agencies	—	24,999	—	24,999
Short-term investments:
Certificates of deposit	—	14,986	—	14,986
Commercial paper	—	13,334	—	13,334
Corporate notes and bonds	—	60,319	—	60,319
U.S. treasury securities	422,333	—	—	422,333
U.S. government agencies	—	1,602	—	1,602
Restricted cash:
Money market funds	5,641	—	—	5,641
Total	$563,575	$115,240	$—	$678,815
Included in cash and cash equivalents				$160,600
Included in short-term investments				$512,574
Included in restricted cash				$5,641
There were no transfers between fair value measurement levels during the six months ended September 30, 2020 and 2019.

The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities. The following table presents the Company’s available-for-sale securities as of September 30, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$26,700	$13	$—	$26,713
Commercial paper	20,741	47	—	20,788
Corporate notes and bonds	51,204	677	—	51,881
U.S. treasury securities	460,188	3,410	(41)	463,557
Total available-for-sale investments	$558,833	$4,147	$(41)	$562,939
The following table presents the Company’s available-for-sale securities as of March 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$27,923	$15	$—	$27,938
U.S. government agencies	24,995	4	—	24,999
Short-term investments:
Certificates of deposit	15,000	20	(34)	14,986
Commercial paper	13,318	16	—	13,334
Corporate notes and bonds	60,211	221	(113)	60,319
U.S. treasury securities	415,889	6,444	—	422,333
U.S. government agencies	1,600	2	—	1,602
Total available-for-sale investments	$558,936	$6,722	$(147)	$565,511
As of September 30, 2020 and March 31, 2020, securities that were in an unrealized loss position for more than 12 months were not significant. In addition, the Company did not consider any available-for-sale securities to be impaired as of September 30, 2020 and March 31, 2020.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2020 and March 31, 2020 (in thousands):

	September 30, 2020	March 31, 2020
Due within one year	$308,212	$320,582
Due after one year and within three years	254,727	191,992
Total	$562,939	$512,574
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Convertible Senior Notes
As of September 30, 2020, the fair value of the 0.50% convertible senior notes due 2023 (the “Notes”) was $431.4 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $61.3 million and $60.2 million as of September 30, 2020 and March 31, 2020, respectively. In the three months ended September 30, 2020 and 2019, amortization from amounts capitalized was $9.5 million and $8.1 million, respectively. In the six months ended September 30, 2020 and 2019, amortization from amounts capitalized was $18.5 million and $15.7 million, respectively. In the three months ended September 30, 2020 and 2019, amounts expensed as incurred were $2.8 million and $2.7 million, respectively. In the six months ended September 30, 2020 and 2019, amounts expensed as incurred were $6.2 million and $4.6 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2020	March 31, 2020
Computers, software, and equipment	$13,904	$13,249
Site operation equipment	106,120	102,316
Furniture and fixtures	5,433	4,802
Leasehold improvements	45,297	39,081
Capitalized software development costs	57,437	50,440
Total property and equipment	228,191	209,888
Less: accumulated depreciation and amortization	(129,473)	(109,594)
Total property and equipment, net	$98,718	$100,294
Depreciation and amortization expense related to property and equipment was $11.3 million and $12.5 million for the three months ended September 30, 2020 and 2019, respectively, and $21.8 million and $20.6 million for the six months ended September 30, 2020 and 2019, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.02 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and six months ended

September 30, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three and six months ended September 30, 2020 and were classified as long-term debt for such period.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	September 30, 2020	March 31, 2020
Principal	$500,250	$500,250
Unamortized debt discount	(56,769)	(66,894)
Unamortized issuance costs	(5,427)	(6,312)
Net carrying amount	$438,054	$427,044
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Amortization of debt discount	$5,095	$4,838	$10,125	$9,614
Amortization of issuance costs	449	401	885	790
Contractual interest expense	626	626	1,251	1,251
Total interest expense	$6,170	$5,865	$12,261	$11,655
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

8.     Goodwill and Purchased Intangibles Assets
There were no changes to the carrying amount of goodwill for the six months ended September 30, 2020.

Purchased intangible assets subject to amortization as of September 30, 2020 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$15,316	$(4,177)	$11,139
Purchased intangible assets subject to amortization as of March 31, 2020 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$15,316	$(1,625)	$13,691
Amortization expense of purchased intangible assets was $1.3 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.6 million and $0.9 million for the six months ended September 30, 2020 and 2019.
Estimated future amortization expense as of September 30, 2020 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2021 (remaining six months)	$2,553
2022	4,619
2023	3,967
$11,139

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
Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheet.
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

	September 30, 2020	March 31, 2020
Assets
Lease right-of-use-assets	$58,769	$57,777
Liabilities
Lease liabilities	$5,858	$8,682
Lease liabilities, non-current	61,226	57,394
Total operating lease liabilities	$67,084	$66,076
As of September 30, 2020, the weighted average remaining lease term was 6.5 years and the weighted average discount rate was 6.9%.

The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$3,527	$3,674	$6,915	$7,670
Short-term lease expense	196	311	424	532
Variable lease expense	625	645	1,324	1,390
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$7,834	$6,212
Operating lease assets obtained in exchange for new lease liabilities (1)	5,473	1,586
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of September 30, 2020, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2021 (remaining six months)	$3,028
2022	13,633
2023	13,547
2024	12,677
2025	11,047
2026	11,227
Thereafter	19,529
Total operating lease payments	$84,688
Less imputed interest	(17,604)
Total operating lease liabilities	$67,084
The table above excludes future payments of $3.3 million related to a signed lease that has not yet commenced. This operating lease is expected to commence during 2020 with a lease term of 7.5 years.

10.    Commitments and Contingencies
Purchase Commitments—As of September 30, 2020 and March 31, 2020, the Company had purchase commitments of $545.7 million and $64.7 million, respectively, primarily related to data center, cloud and hosting services.
In September 2020, the Company entered into an agreement with a public cloud hosting provider, under which it now has a total five-year minimum commitment of $500.0 million.
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

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the six months ended September 30, 2020, 136,978 shares of common stock were purchased under the ESPP. For the six months ended September 30, 2019, 117,115 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.4 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $2.7 million for the six months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, 2,866,596 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2020, there were 12,066,410 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance unit (“PSU”) award activities for the six months ended September 30, 2020 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2020	2,850	$44.52	6.4	$43,576	3,100	$74.20	2.7	$143,346
Stock options granted	640	62.50
RSUs and PSUs granted (1)					2,323	63.95
Stock options exercised	(287)	9.22		13,729
RSUs and PSUs vested					(705)	72.31
Stock options canceled/forfeited	(138)	75.29
RSUs and PSUs canceled/forfeited					(440)	73.57
Outstanding - September 30, 2020	3,065	$50.20	6.8	$47,007	4,278	$69.02	2.9	$241,106
(1) The above table includes 111,965 performance unit awards.

In May 2020, the Company began issuing PSUs to certain executives. PSUs granted under the 2014 Plan are contingent upon the achievement of pre-determined market and service conditions. The number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the Company’s total shareholder return (“TSR”) relative to the performance of peer companies for each measurement period, over a one-year, two-year cumulative, and three-year cumulative period. If these market conditions are not met but service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized to date will not be reversed. The Company uses a Monte Carlo simulation model to determine the fair value of its PSUs and recognizes expense using the accelerated attribution method over the requisite service period.
Stock-Based Compensation Expense—Stock-based compensation expense for employees and nonemployees was $35.4 million and $23.4 million for the three months ended September 30, 2020 and 2019, respectively, and $66.6 million and $44.5 million for the six months ended September 30, 2020 and 2019, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$1,622	$1,300	$3,124	$2,522
Research and development	10,450	7,434	19,254	14,462
Sales and marketing	14,537	10,533	27,845	19,592
General and administrative	8,758	4,091	16,352	7,970
Total stock-based compensation expense	$35,367	$23,358	$66,575	$44,546
As of September 30, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options was $36.3 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years. As of September 30, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock units was $262.5 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. As of September 30, 2020, unrecognized stock-based compensation cost related to PSUs was $8.5 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

12.    Accounts Receivable, Deferred Revenue and Performance Obligations
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of September 30, 2020.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Deferred revenue, beginning of period	$299,854	$255,386	$316,327	$271,597
Billings	141,798	123,644	287,910	248,443
Revenue recognized	(166,054)	(145,815)	(328,639)	(286,825)
Deferred revenue, end of period	$275,598	$233,215	$275,598	$233,215
For the three and six months ended September 30, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate unrecognized transaction price of remaining performance obligations as of September 30, 2020 was $602.3 million. The Company expects to recognize more than 92% of the balance as revenue in the 24 months following September 30, 2020 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

13.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.4 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and an income tax provision of $0.7 million and $0.6 million for the six months ended September 30, 2020 and 2019, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three and six months ended September 30, 2020, the Company believes it is more likely than not that the tax benefits of U.S. and Japan losses incurred during the three and six months ended September 30, 2020 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. and Japan losses incurred during the three and six months ended September 30, 2020. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. and Japan losses and foreign tax rate differences.

14.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and six months ended September 30, 2020 and 2019, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of September 30, 2020. The Company expects to settle the principal amount of the Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to New Relic	$(47,551)	$(18,614)	$(77,307)	$(33,783)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	60,545	58,372	60,237	58,161
Net loss attributable to New Relic per share—basic and diluted	$(0.79)	$(0.32)	$(1.28)	$(0.58)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2020	2019
Options to purchase common stock	3,065	2,860
RSUs and PSUs	4,278	2,296
ESPP shares	64	55
	7,407	5,211

15.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
United States	$114,946	$99,264	$227,356	$195,871
EMEA	26,248	25,735	51,444	50,903
APAC	15,298	13,027	30,263	25,148
Other	9,562	7,789	19,576	14,903
Total revenue	$166,054	$145,815	$328,639	$286,825
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2020 and March 31, 2020.

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
Our revenue for the three months ended September 30, 2020 and 2019 was $166.1 million and $145.8 million, respectively, representing year-over-year growth of 14%. For the six months ended September 30, 2020 and 2019, our revenue was $328.6 million and $286.8 million, respectively, representing year-over-year growth of 15%. Although we have experienced substantial revenue growth in historical periods, we have had difficulty maintaining our historical growth rates as our business has scaled, even in the periods where our revenue grew in absolute terms. Meanwhile, we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $47.6 million and $18.6 million for the three months ended September 30, 2020 and 2019, respectively, and $77.3 million and $33.8 million for the six months ended September 30, 2020 and 2019, respectively. Our accumulated deficit as of September 30, 2020 was $471.8 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 16%, 9%, and 6%, respectively, of our revenue for the three months ended September 30, 2020, and 18%, 9%, and 5%, respectively, of our revenue for the three months ended September 30, 2019. Our revenue from those regions constituted 16%, 9% and 6%, respectively, of our revenue for the six months ended September 30, 2020, and 18%, 9%, and 5%, respectively, of our revenue for the six months ended September 30, 2019. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 2,251 employees as of September 30, 2020 from 1,949 as of September 30, 2019, and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.

The COVID-19 pandemic continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; impact on our employee recruitment and attrition; and effect on our vendors, all of which remain uncertain and cannot be predicted at this time.
More generally, the COVID-19 pandemic is adversely affecting economies and financial markets globally, and has led to an economic downturn and increased market volatility, with an uncertain effect upon technology spending and demand for our offerings, which may harm our business and results of operations. For example, for the six months ended September 30, 2020, the COVID-19 pandemic has negatively impacted expected spending from new and existing customers and has resulted in paid customers choosing to renew with a smaller commitment than previous contracts. We will continue to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. We have seen and currently expect our revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain. Furthermore, due to our historical reliance upon a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
In addition, on July 30, 2020, we announced an updated pricing strategy that prices customer spend based upon their consumption; customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing, which we refer to as “Annual Pool of Funds.” Consumption under this model is measured by the number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform. Although we expect, in the near term, that this transition will have a negative impact on our results of operations and our key operating metrics for the reasons described below, we believe that this pricing model transition will increase customer adoption and allow us to better retain and expand within our paid business accounts over the long term, and thereby have a positive impact on sales and marketing productivity. However, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would not be fully reflected in our results of operations until future periods.
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

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Annual Recurring Revenue. We believe that our annual recurring revenue is a key indicator of our overall business. We define annual recurring revenue, or ARR, as the revenue that we would expect to receive from our customers over the following 12-month period, including partner revenue or revenue from support subscriptions, without any increase or reduction in any of their contractual commitments. The net change we report in ARR reflects any increase in ARR from existing customers and new customers, which we refer to as “new ARR,” as well as any reduction in ARR from customers who reduced their spend or terminated their relationship with us, which we refer to as “lost ARR.” Our ARR as of September 30, 2020 was $648.6 million, which was a 10% increase compared to $590.7 million as of September 30, 2019.
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
We expect our pricing transition to result in an increase in lost ARR through the remainder of our fiscal year, particularly among customers who decide to remain within the limitations of our new free-tier or lower-priced offerings. We believe the lost ARR due to these changes will eventually be offset by new ARR as a result of higher market adoption of our platform over time.
ARR should be viewed independently of historical revenue as the operating metric is not intended to be a replacement for revenue forecasts.
Number of Paid Business Accounts with ARR over $100,000. We believe that our number of paid business accounts with ARR over $100,000 is an indicator of our business as it relates to the acquisition of larger accounts within our overall customer base, as well as expansion within our existing paid business accounts. We define the number of paid business accounts at the end of any particular period as the number of accounts, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 1,039 paid business accounts with ARR over $100,000 as of September 30, 2020, which was a 14% increase compared to 908 as of September 30, 2019. We believe this increase reflects our continued sales and marketing focus on retention and expansion within our existing customers. This increase was slightly offset by negative impacts due to the COVID-19 pandemic and its effect on our customers’ business and operations and the overall economy. This growth rate has decreased in recent periods, but with a greater focus on this metric, management is driving changes intended to increase the growth rate at which we add paid business accounts with ARR over $100,000 in the future.
Percentage of ARR from Paid Business Accounts with ARR over $100,000. As we grow and scale, we are changing the way we view and engage with our broader customer base. We believe that with the evolution of our product offerings, our customers of all sizes are standardizing across our platform and as such, metrics based on enterprise paid business accounts (which is defined by the number of employees a customer has) and average paid business accounts are becoming less relevant measurements of how we view and manage our business and our larger business opportunity. Instead, we believe that the percentage of our total ARR that comes from paid business accounts with ARR over $100,000 is more indicative of our performance as it measures customers based on their spend rather than their size. As this category of spend has over time transitioned into one that constitutes a significant majority of our overall revenue, our ability to increase and retain paid business accounts with ARR over $100,000 will have the greatest impact on our overall financial performance and key operating metrics. Historically, paid business accounts in this category of spend have generally had a materially higher rate of renewal than paid business accounts with ARR less than $100,000.
Our percentage of ARR from paid business accounts with ARR over $100,000 was 77% as of September 30, 2020, compared to 71% as of September 30, 2019.

Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We track our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate increases when customers increase their contractual spend amounts in order to increase their use of our products or use additional products. Our dollar-based net expansion rate is reduced when customers decrease or terminate their contractual spend amounts in order to decrease or cease use of our products or use fewer products.
Our dollar-based net expansion rate compares the commitments we have secured for recurring revenue from customers from one period to the next. We measure our dollar-based net expansion rate on a monthly basis because many of our customers change their commitment more frequently than quarterly or annually. To calculate our annual dollar-based net expansion rate, we first establish the base period monthly recurring revenue from all our customers at the end of a month. This represents the revenue we would contractually expect to receive from those customers over the following month, without any increase or reduction in any of their commitments. For contracts entered into under our new pricing model announced on July 30, 2020, we calculate each customer’s monthly recurring revenue as their annual recurring revenue divided by twelve. We then (i) calculate the actual monthly recurring revenue from those same customers at the end of that following month; then (ii) divide that following month’s recurring revenue by the base month’s recurring revenue to arrive at our monthly net expansion rate; then (iii) calculate a quarterly net expansion rate by compounding the net expansion rates of the three months in the quarter; and then (iv) calculate our annualized net expansion rate by compounding our quarterly net expansion rate over an annual period.
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
Our annualized dollar-based net expansion rate decreased to 97.8% for the three-month period ended September 30, 2020 from 112.3% for the three-month period ended September 30, 2019 as a result of a lower amount of new ARR and a higher amount of lost ARR among existing customers than the comparable period in the prior year.
Key Components of Results of Operations
Revenue
For the period presented, we offer access to our products and/or platform under subscription and usage-based plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods.
Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth in that period.

The first two quarters of each fiscal year usually have lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. In addition, our revenue and deferred revenue in fiscal 2021 have been negatively impacted by the slowdown in activity associated with the COVID-19 pandemic as well as by our change in pricing strategy announced on July 30, 2020. Due to our historical reliance upon a subscription-based business model, the effects of the COVID-19 pandemic to date were not fully reflected in our results of operations until later periods. The combination of these effects may result in a sequential decline in revenue in the second half of fiscal 2021. Meanwhile, although we have seen indications of improved market acceptance of our platform and new pricing strategy, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would also not be fully reflected in our results of operations until future periods.
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
Cost of Revenue
Cost of revenue consists of expenses relating to data center operations, hosting-related costs, payment processing fees, depreciation and amortization, consulting costs, and salaries and benefits of operations and global customer support personnel. Salaries and benefits costs associated with our operations and global customer support personnel consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer adoption and the number of products we offer, as customer usage continues to grow. Additionally, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. This public cloud migration has resulted and will continue to result in increased costs in the short term as we maintain our data center operations.
Gross Profit and Margin
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our operations and global customer support personnel, hosting-related costs, and the amortization of capitalized software. Although we expect our gross margin to fluctuate from period to period as a result of these factors, our recent public cloud migration and, to a lesser extent, our pricing transition, have contributed to lower gross margins and we expect to continue to experience additional downward pressure on margins in the short-term.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Revenue	$166,054	$145,815	$328,639	$286,825
Cost of revenue (1)	45,198	25,149	78,471	48,762
Gross profit	120,856	120,666	250,168	238,063
Operating expenses:
Research and development (1)	44,628	34,132	85,472	68,471
Sales and marketing (1)	89,378	80,157	174,514	157,007
General and administrative (1)	29,798	23,278	59,232	46,378
Total operating expenses	163,804	137,567	319,218	271,856
Loss from operations	(42,948)	(16,901)	(69,050)	(33,793)
Other income (expense):
Interest income	2,220	4,011	5,001	8,151
Interest expense	(6,216)	(5,888)	(12,320)	(11,707)
Other income (expense), net	(604)	315	(999)	3,293
Loss before income taxes	(47,548)	(18,463)	(77,368)	(34,056)
Income tax provision	380	660	712	624
Net loss	$(47,928)	$(19,123)	$(78,080)	$(34,680)
Net loss attributable to redeemable non-controlling interest	377	509	773	897
Net loss attributable to New Relic	$(47,551)	$(18,614)	$(77,307)	$(33,783)
Net loss attributable to New Relic per share, basic and diluted	$(0.79)	$(0.32)	$(1.28)	$(0.58)
Weighted-average shares used to compute net loss per share, basic and diluted	60,545	58,372	60,237	58,161
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$1,622	$1,300	$3,124	$2,522
Research and development	10,450	7,434	19,254	14,462
Sales and marketing	14,537	10,533	27,845	19,592
General and administrative	8,758	4,091	16,352	7,970
Total stock-based compensation expense	$35,367	$23,358	$66,575	$44,546

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	27	17	24	17
Gross profit	73	83	76	83
Operating expenses:
Research and development (1)	27	23	26	24
Sales and marketing (1)	54	56	53	55
General and administrative (1)	18	16	18	16
Total operating expenses	99	95	97	95
Loss from operations	(26)	(12)	(21)	(12)
Other income (expense):
Interest income	1	3	1	3
Interest expense	(4)	(4)	(4)	(4)
Other income (expense), net	—	—	—	1
Loss before income taxes	(29)	(13)	(24)	(12)
Income tax provision (benefit)	—	—	—	—
Net loss	(29)%	(13)%	(24)%	(12)%
Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net loss attributable to New Relic	(29)%	(13)%	(24)%	(12)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	6	5	6	5
Sales and marketing	9	7	8	7
General and administrative	5	3	5	3
Total stock-based compensation expense	21%	16%	20%	16%

Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
United States	$114,946	$99,264	$15,682	16%	$227,356	$195,871	$31,485	16%
EMEA	26,248	25,735	513	2	51,444	50,903	541	1
APAC	15,298	13,027	2,271	17	30,263	25,148	5,115	20
Other	9,562	7,789	1,773	23	19,576	14,903	4,673	31
Total revenue	$166,054	$145,815	$20,239	14%	$328,639	$286,825	$41,814	15%
Total revenue increased $20.2 million, or 14%, in the three months ended September 30, 2020 compared to the same period of 2019. Our revenue from the United States increased $15.7 million, or 16%, and our revenue from APAC increased $2.3 million, or 17%, in the three months ended September 30, 2020 compared to the same period of 2019, primarily as a result of new paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA remained relatively flat in the three months ended September 30, 2020 compared to the same period of 2019.
Total revenue increased $41.8 million, or 15%, in the six months ended September 30, 2020 compared to the same period of 2019. Our revenue from the United States increased $31.5 million, or 16%, and our revenue from APAC increased $5.1 million, or 20%, in the six months ended September 30, 2020 compared to the same period of 2019, primarily as a result of new paid business accounts and an increase in product adoption by existing paid business accounts. Our revenue from EMEA remained relatively flat in the six months ended September 30, 2020 compared to the same period of 2019.
Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$45,198	$25,149	$20,049	80%	$78,471	$48,762	$29,709	61%
Cost of revenue increased $20.0 million, or 80%, in the three months ended September 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in hosting-related costs and payment processing fees of $17.6 million as a result of the additional expenses incurred in connection with our public cloud migration. The remaining increase was due to an increase in depreciation expense and amortization expense of $2.7 million primarily as a result of site equipment at our third-party data centers. This was partially offset by a decrease in personnel-related costs of $0.3 million.
Cost of revenue increased $29.7 million, or 61%, in the six months ended September 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in hosting-related costs and payment processing fees of $23.3 million as a result of the additional expenses incurred in connection with our public cloud migration. The remaining increase was due to an increase in depreciation expense and amortization expense of $5.9 million primarily as a result of site equipment at our third-party data centers and an increase in personnel-related costs of $0.8 million. This was partially offset by a decrease in other miscellaneous expenses of $0.4 million.
Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$44,628	$34,132	$10,496	31%	$85,472	$68,471	$17,001	25%
Research and development expenses increased $10.5 million, or 31%, in the three months ended September 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $7.8 million driven by an increase in headcount. The remaining increase was due to a $3.4 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $0.7 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic.
Research and development expenses increased $17.0 million, or 25%, in the six months ended September 30, 2020 compared to the same period of 2019. The increase was primarily the result of an increase in personnel-related costs of $14.6 million, driven by an increase in headcount. The remaining increase was due to a $4.9 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $2.5 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic.
Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$89,378	$80,157	$9,221	12%	$174,514	$157,007	$17,507	11%
Sales and marketing expenses increased $9.2 million, or 12%, in the three months ended September 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $12.8 million, driven by higher headcount and an increase in sales commissions due to revenue growth. The remaining increase was due to a $1.6 million increase in marketing programs. This was partially offset by a decrease in travel expenses of $4.2 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic, a $0.7 million decrease in allocated costs, including facilities and depreciation, and a $0.3 million decrease in software subscription and consulting expenses.
Sales and marketing expenses increased $17.5 million, or 11%, in the six months ended September 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $26.2 million, driven by higher headcount and an increase in sales commissions due to revenue growth. The remaining increase was due to a $1.2 million increase in marketing programs and a $0.3 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $9.3 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic and a $0.9 million decrease in allocated costs, including facilities and depreciation.
General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$29,798	$23,278	$6,520	28%	$59,232	$46,378	$12,854	28%
General and administrative expenses increased $6.5 million, or 28%, in the three months ended September 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $7.8 million, driven by an increase in headcount. The remaining increase was due to a $0.5 million increase in software subscription and consulting expenses and a $0.1 million increase in legal and accounting expenses. This was partially offset by a $1.4 million decrease in allocated costs, including facilities and depreciation, and a decrease in travel expenses of $0.5 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic.
General and administrative expenses increased $12.9 million, or 28%, in the six months ended September 30, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $16.6 million, driven by an increase in headcount. The remaining increase was due to a $0.3 million increase in software subscription and consulting expenses. This was partially offset by a $1.8 million decrease in allocated costs, including facilities and depreciation, a decrease in travel expenses of $1.6 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic, and a $0.7 million decrease in legal and accounting expenses.
Other Income (Expense)

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense)	$(4,600)	$(1,562)	$(3,038)	194%	$(8,318)	$(263)	$(8,055)	3,063%
Other income (expense) decreased by $3.0 million in the three months ended September 30, 2020 compared to the same period of 2019. The decrease was primarily due to a decrease in interest income.
Other income (expense) decreased by $8.1 million in the six months ended September 30, 2020 compared to the same period of 2019, primarily due to a $3.0 million lease modification gain recognized in the prior period and a decrease in interest income.

Non-GAAP Financial Measures
Non-GAAP (Loss) Income From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) lease exit costs and accelerated depreciation, (3) amortization of stock-based compensation capitalized in software development costs, (4) the amortization of purchased intangibles, (5) employer payroll tax expense on equity incentive plans and (6) amortization of debt discount and issuance costs, and in certain periods, (7) the transaction costs related to acquisitions (8) lawsuit litigation cost and other expense, and (9) gain or loss from lease modification. We use non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations and a reconciliation of GAAP net loss attributable to New Relic to non-GAAP net income (loss) attributable to New Relic. We believe non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic are useful to investors and others in assessing our operating performance due to the following factors:
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
Lease exit costs and accelerated depreciation. In fiscal 2020, we entered into an agreement to exit the lease of our 123 Mission premises in San Francisco, California. In connection with this agreement and subsequent relocation, we accelerated depreciation and other expenses associated with the remaining lease term. We believe it is useful to exclude this depreciation and these other expenses because we do not consider such amounts to be part of the ongoing operation of our business.
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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
GAAP loss from operations	$(42,948)	$(16,901)	$(69,050)	$(33,793)
Plus: Stock-based compensation expense	35,367	23,358	66,575	44,546
Plus: Lease exit costs and accelerated depreciation	—	3,641	—	3,641
Plus: Amortization of purchased intangibles	1,276	440	2,552	880
Plus: Amortization of stock-based compensation capitalized in software development costs	265	227	504	434
Plus: Lawsuit litigation cost and other expense	37	—	37	1,521
Plus: Employer payroll tax on employee equity incentive plans	711	386	1,659	1,304
Non-GAAP income (loss) from operations	$(5,292)	$11,151	$2,277	$18,533

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
GAAP net loss attributable to New Relic	$(47,551)	$(18,614)	$(77,307)	$(33,783)
Plus: Stock-based compensation expense	35,367	23,358	66,575	44,546
Plus: Lease exit costs and accelerated depreciation	—	3,641	—	3,641
Plus: Amortization of purchased intangibles	1,276	440	2,552	880
Plus: Amortization of stock-based compensation capitalized in software development costs	265	227	504	434
Plus: Lawsuit litigation cost and other expense	37	—	37	1,521
Plus: Employer payroll tax on employee equity incentive plans	711	386	1,659	1,304
Plus: Amortization of debt discount and issuance costs	5,544	5,239	11,010	10,404
Less: Gain on lease modification	—	—	—	(3,006)
Non-GAAP net income (loss) attributable to New Relic	$(4,351)	$14,677	$5,030	$25,941
Non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” Although we have generated non-GAAP income from operations and non-GAAP net income attributable to New Relic in past quarters, we expect to remain in a loss position in the near future as we continue to incur additional expenses during our public cloud migration.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by operating activities	$48,058	$45,504
Cash used in investing activities	(72,881)	(50,565)
Cash provided by financing activities	9,144	9,965
Net decrease in cash, cash equivalents and restricted cash	$(15,679)	$4,904
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Operating Activities
During the six months ended September 30, 2020, cash provided by operating activities was $48.1 million as a result of a net loss of $78.1 million, adjusted by non-cash charges of $123.4 million and a change of $2.8 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $46.0 million decrease in accounts receivable, a $14.9 million increase in accounts payable, a $1.9 million increase in accrued compensation and benefits and other liabilities, a $1.0 million increase in lease liabilities, and a $0.5 million decrease in prepaid expenses and other assets. This was partially offset by a $40.7 million decrease in deferred revenue, a $19.7 million increase in deferred contract acquisition costs, and a $1.1 million increase in lease right-of-use assets.
During the six months ended September 30, 2019, cash provided by operating activities was $45.5 million as a result of a net loss of $34.7 million, adjusted by non-cash charges of $87.7 million and a change of $7.5 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $38.4 million decrease in deferred revenue, a $18.0 million increase in deferred contract acquisition costs, and a $16.2 million decrease in lease liabilities. This was partially offset by a $43.7 million decrease in accounts receivable, a $17.5 million decrease in lease right-of-use assets, a $3.2 million increase in accounts payable, a $0.4 million decrease in prepaid expenses and other assets, and a $0.3 million increase in accrued compensation and benefits and other liabilities.
Investing Activities
Cash used in investing activities during the six months ended September 30, 2020 was $72.9 million, primarily as a result of purchases of short-term investments of $227.3 million, purchases of property and equipment of $12.6 million, and increases in capitalization of software development costs of $6.8 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $174.0 million.
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

Financing Activities
Cash provided by financing activities during the six months ended September 30, 2020 was $9.1 million, which was the result of proceeds from the exercise of stock options of $2.7 million and proceeds from the purchase of shares of common stock pursuant to our employee stock purchase plan of $6.5 million.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2020 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 14, 2020.
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our subscription and usage-based agreements are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements.

Interest Rate Risk
We had cash and cash equivalents of $276.8 million as of September 30, 2020, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.6 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $562.9 million as of September 30, 2020, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
This updated pricing strategy may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within budgeted amounts or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. We expect this pricing transition may result in a one-time negative impact to annual recurring revenue, or ARR, in certain customer segments and negatively impact our revenue and deferred revenue for each customer at the time of their renewal. For example, customers may decide to remain within the limitations of our new free-tier or lower-priced offerings. Whether our pricing model transition will prove successful is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status of our pricing model transition may continue to evolve over the course of the transition as significant trends emerge.
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
The ongoing global coronavirus (COVID-19) pandemic could harm our business and results of operations. *
In March 2020, the World Health Organization, or WHO, declared COVID-19 a pandemic. This contagious disease outbreak continues to spread across the globe and is impacting worldwide economic activity and financial markets and has resulted in authorities implementing numerous measures to contain the virus. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
More generally, the COVID-19 pandemic is adversely affecting economies and financial markets globally, and has led to an economic downturn and increased market volatility, with an uncertain effect on technology spending and demand for our offerings, which may harm our business and results of operations. For example, for the six months ended September 30, 2020, COVID-19 has negatively impacted expected spending from new and existing customers and has resulted in paid customers choosing to renew with a smaller commitment than previous contracts. We have seen and currently expect our revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain. Furthermore, due to our historical reliance on a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $47.6 million and $18.6 million in the six months ended September 30, 2020 and 2019, respectively. At September 30, 2020, we had an accumulated deficit of $471.8 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment. *
We were founded in 2007, launched our first commercial product in 2008, launched our New Relic One platform in 2019, and introduced our updated pricing strategy in July 2020. This limited operating history limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future products and platform capabilities, competition from other companies, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new products and platform capabilities, determining prices and pricing structures for our products and platform capabilities, unforeseen expenses, and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results and our business could suffer.
We have experienced significant growth in prior periods and our historical growth rates may not be indicative of our future growth. If we are not able to manage our growth and expansion, or if our business does not grow as we expect, our operating results may suffer. *
We have experienced significant growth in our customer adoption and have expanded and intend to continue to significantly expand our operations, including our domestic and international employee headcount. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure and we may not be able to sustain revenue growth consistent with prior periods, or at all.
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

In addition, in order for us to maintain or improve our operating results, it is important that our customers renew their commitments or remain on our platform and increase their spend when the contract term expires. Many of our customers may start their accounts on a free tier and have no obligation to enter into a paid commitment or incur spend above the free tier. Our customers that enter into paid commitments have no obligation to renew after the expiration of the contractual term nor an obligation to remain on our platform and incur additional usage fees. Commitments are most often one year in length, and, our customers may renew for lower commitment amounts or instead use our Pay as You Go model, under which they are billed in arrears for their usage. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions entered into prior to our pricing announcement on July 30, 2020 have the right to cancel their agreements prior to the termination of the subscription term. Additionally, customers may decide to remain within the limitations of our new free-tier or lower-priced offerings. Customers also have canceled or reduced, and may continue to cancel or reduce, their commitments as a result of the impact of the COVID-19 pandemic on their businesses.
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, including as a result of changes to our pricing strategy, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, including as a result of the COVID-19 pandemic, or reductions in our customers’ spending levels generally.
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
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the six months ended September 30, 2020, sales and marketing expenses represented 54% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time or unable to successfully execute sales strategies in connection with our pricing model changes, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.

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
European Data Protection Laws generally prohibit the transfer of personal data from Europe, the UK and Switzerland, which we refer to collectively as the European Economic Area, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from Europe to the United States was the Privacy Shield framework which is administered by the U.S. Department of Commerce. To facilitate the transfer of our customer personal data from Europe to the United States, we self-certified under the EU-US Privacy Shield framework. However, this framework was recently invalidated by a decision of the Court of Justice of the European Union. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. Similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the Standard Contractual Clauses. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. Authorities in the United Kingdom may similarly invalidate use of the Privacy Shield as a vehicle for lawful data transfers to the United States. As such, our processing of personal data from Europe may not comply with European Data Protection Law. This may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including injunctions against transferring personal data subject to the GDPR. This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from Europe or other countries may also require us to increase our data processing capabilities in Europe and other countries at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR.
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
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs, requirements, or preferences, our products may become less competitive. *
The software industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing products and platform capabilities that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. Further, the value of our platform to customers increases to the extent they are able to use it for all of their telemetry data. We need to continue to invest in technologies, services, and partnerships that increase the ease with which customers can ingest data into our platform. If new technologies emerge that are able to deliver competitive products and applications at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.
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
We are dependent upon lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sales opportunities, our ability to grow our revenue will be adversely affected. *
We are dependent upon lead generation strategies to generate sales opportunities. For example, in connection with our pricing changes announced July 30, 2020, we introduced an expanded free tier offering of our product. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that we are unable to successfully attract and grow paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

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
Due to our previous subscription-based pricing model and our recent transition to a consumption-based pricing model, we may not have visibility into our financial position and results of operations. *
We have historically employed a subscription-based model and for contracts entered into prior to our new pricing model announcement on July 30, 2020, we recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. As a result, due to this historical reliance on a subscription-based business model, the effects of the COVID-19 pandemic to date were not fully reflected in our results of operations until later periods.
Further, on July 30, 2020, we announced a new pricing model that prices customer spend based upon their consumption. Because our customers now have flexibility in the timing of their consumption, we do not have the same visibility into the timing of revenue recognition as we would under a subscription-based model. There is a risk that customers will consume our platform at a different pace than we expect, and our actual results may differ from our forecasts. Meanwhile, although we have seen indications of improved market acceptance of our platform and new pricing strategy, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would also not be fully reflected in our results of operations until future periods.

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
Our ongoing and planned investments in data center hosting facilities and expenditures on cloud hosting providers are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results.*
We have made and, until our migration to public cloud hosting providers is complete, we will continue to make substantial investments in our data center hosting facilities to support our growth and provide enhanced levels of products and platform capabilities to our customers. We recently decreased the amount of capital expenditures on hosting equipment for use in our data center hosting facilities as we transition to greater dependence on cloud hosting providers but expect to continue to incur significant expense to operate and maintain our data centers. If we are required to make larger investments in our data center hosting facilities than we anticipated or if costs associated with cloud hosting services utilized to support our growth continue to be greater than originally expected, the negative impact on our operating results would likely exceed our expectations. Furthermore, if we determine to no longer utilize our data centers and related property, and equipment sooner than planned, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets. In addition, ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the six months ended September 30, 2020, we derived approximately 31% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
If we cannot continue to maintain and develop our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed. *
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally, we may find it difficult to continue to maintain and develop our corporate culture. We recently hired a new President and Chief Operating Officer and a new Chief Product Officer, and we may also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to the creation of new management systems and processes and differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to adapt our corporate culture and work environments to changing circumstances, such as during times of a natural disaster or pandemic (including the ongoing COVID-19 pandemic). Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2020, we had 21 issued patents in the United States and abroad and 42 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Our reliance upon open source software could negatively affect our ability to sell our products and subject us to possible litigation. *
We rely heavily upon open source software for the operation of our products and platform capabilities and expect to continue to do so in the future. In July 2020, we strengthened this commitment when we announced that we are making our agents, integrations, and SDKs available under an open source license, and that we are standardizing our future observability offerings in OpenTelemetry, a Cloud Native Computing Foundation project that is an emerging standard for software instrumentation. As a result of our use of open source software in our offerings, as well as our contributions of code to open source software projects, we may face claims from others claiming ownership of, or seeking to enforce the terms of, incompatible or conflicting licenses or other rights. This may include a demand to release the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the software we utilize change, additional licenses from third parties may be required or we may be forced to reengineer or discontinue our products and platform capabilities or incur additional costs. In addition, open source licensors generally do not provide warranties, support, indemnity, or assurance of title or controls on origin of the software which may lead to greater risks. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. While we have established processes to help alleviate these risks, we cannot assure that these measures will reduce or completely shield us from these risks. Moreover, we cannot be certain that we have not incorporated software in our products and platform capabilities in a manner that is inconsistent with the terms of the applicable proprietary rights that may govern their use, or our own policies and procedures.
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
We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused portion of our contractual commitments or face contract terminations, which could adversely affect our revenue. *
Some of our customer agreements provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our products and platform capabilities, we may be contractually obligated to provide these customers with service credits or refunds for prepaid amounts related to unused portion of our contractual commitments, or we could face contract terminations. Our revenue could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenue, and operating results.

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
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs. If additional capital is not available, we may have to delay, reduce, or cease certain investments. *
We may in the future require additional capital to operate our business and respond to business opportunities that may arise, including the need to develop new products and platform capabilities or enhance our existing products and platform capabilities, enhance our operating infrastructure, protect our intellectual property, pursue possible acquisitions of complementary businesses and technologies, respond to a decline in the level of adoption or usage of our platform, or other circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could require us to use a portion of our cash flows to make debt service payments, which could place us at a competitive disadvantage relative to our less leveraged peers. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock, including registration rights. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.
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

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of September 30, 2020, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023, or the Notes. Our indebtedness may:
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
Weakened global economic conditions may harm our industry, business, and results of operations. *
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted in the past by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, after significant negotiation between the United Kingdom and the EU, the withdrawal of the United Kingdom from the EU took effect on January 31, 2020. There is now a transition period while the United Kingdom and EU negotiate additional arrangements, including their future trading terms. The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020. No agreement has yet been reached between the United Kingdom and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiration of the transition period on December 31, 2020. The withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, undermine bilateral cooperation in key policy areas, significantly disrupt trade between the United Kingdom and the EU, and lead to a period of considerable uncertainty in relation to global financial and banking markets. In addition, the withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. If the United Kingdom and the EU are unable to negotiate acceptable future trading terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European Economic Area overall could be diminished or eliminated. As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our common stock. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU will have and how such withdrawal may affect us.
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
Our stock price has been and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through September 30, 2020. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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
•specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;
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

NEW RELIC, INC.
Date:	November 5, 2020
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)