Form 10-Q
period 2020-12-31
NEW RELIC, INC.
filed 2021-02-05
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2021, there were 63,066,141 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves a high degree of risk because we are subject to numerous risks and uncertainties that could negatively impact our business, financial condition and results of operations, as more fully described below. These risks and uncertainties include, but are not limited to, the following:
•We have limited experience with respect to determining the optimal prices and pricing strategies for our products.
•The ongoing global coronavirus (COVID-19) pandemic could harm our business and results of operations.
•We have a history of losses and our revenue growth rate could continue to decline over time, and as our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
•We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.
•If we are not able to manage our growth and expansion, or if our business does not grow as we expect, our operating results may suffer.
•Our business depends on our customers remaining on our platform and increasing their spend with us.
•If we are not able to develop enhancements to our products, increase adoption and usage of our products, and introduce new products that achieve market acceptance, our business could be harmed.
•If customers do not expand their use of our products beyond the current predominant use cases, our ability to grow our business and operating results may be adversely affected.
•Our quarterly results may fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs, requirements, or preferences, our products may become less competitive.
•The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.
•Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
•Our ongoing and planned investments in data center hosting facilities and expenditures on cloud hosting providers are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results.
•Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
•Our reliance upon open source software could negatively affect our ability to sell our products and subject us to possible litigation.
•Changes in privacy and security laws, regulations, and standards may cause our business to suffer.
•We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs.
•Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.
•We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$211,145	$292,523
Short-term investments	573,472	512,574
Accounts receivable, net of allowances of $2,376 and $3,636, respectively	143,775	147,361
Prepaid expenses and other current assets	16,236	15,979
Deferred contract acquisition costs	34,738	32,016
Total current assets	979,366	1,000,453
Property and equipment, net	93,011	100,294
Restricted cash	5,662	5,641
Goodwill	144,253	45,112
Intangible assets, net	14,662	13,691
Deferred contract acquisition costs, non-current	30,295	28,141
Lease right-of-use assets	59,475	57,777
Other assets, non-current	6,785	7,325
Total assets	$1,333,509	$1,258,434
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$22,034	$12,565
Accrued compensation and benefits	39,416	29,054
Other current liabilities	15,838	13,120
Deferred revenue	301,750	313,161
Lease liabilities	5,600	8,682
Total current liabilities	384,638	376,582
Convertible senior notes, net	443,676	427,044
Lease liabilities, non-current	62,849	57,394
Deferred revenue, non-current	1,681	3,166
Other liabilities, non-current	8,092	1,940
Total liabilities	900,936	866,126
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	610	1,669
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2020 and March 31, 2020; 63,311 shares and 60,098 shares issued at December 31, 2020 and March 31, 2020; and 63,051 shares and 59,838 shares outstanding at December 31, 2020 and March 31, 2020	63	60
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	956,670	780,479
Accumulated other comprehensive income	932	4,869
Accumulated deficit	(525,439)	(394,506)
Total stockholders’ equity	431,963	390,639
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,333,509	$1,258,434
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue	$166,340	$153,028	$494,979	$439,853
Cost of revenue	45,968	26,402	124,439	75,164
Gross profit	120,372	126,626	370,540	364,689
Operating expenses:
Research and development	45,773	38,387	131,245	106,858
Sales and marketing	92,392	87,704	266,906	244,711
General and administrative	30,249	24,751	89,481	71,129
Total operating expenses	168,414	150,842	487,632	422,698
Loss from operations	(48,042)	(24,216)	(117,092)	(58,009)
Other income (expense):
Interest income	1,734	3,793	6,735	11,944
Interest expense	(6,229)	(5,953)	(18,549)	(17,660)
Other income (expense), net	(811)	(465)	(1,810)	2,828
Loss before income taxes	(53,348)	(26,841)	(130,716)	(60,897)
Income tax provision	564	894	1,276	1,518
Net loss	$(53,912)	$(27,735)	$(131,992)	$(62,415)
Net loss attributable to redeemable non-controlling interest	286	540	1,059	1,437
Net loss attributable to New Relic	$(53,626)	$(27,195)	$(130,933)	$(60,978)
Net loss attributable to New Relic per share, basic and diluted	$(0.88)	$(0.46)	$(2.16)	$(1.05)
Weighted-average shares used to compute net loss per share, basic and diluted	61,209	58,733	60,562	58,352
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss attributable to New Relic	$(53,626)	$(27,195)	$(130,933)	$(60,978)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,467)	(48)	(3,937)	1,262
Comprehensive loss	$(55,093)	$(27,243)	$(134,870)	$(59,716)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended December 31, 2020								Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	61,227	$61	$857,011	260	$(263)	$2,399	$(471,813)	$387,395	59,036	$59	$708,761	260	$(263)	$1,955	$(339,352)	$371,160
Issuance of common stock upon exercise of stock options	45	—	982	—	—	—	—	982	146	—	3,719	—	—	—	—	3,719
Issuance of common stock for vested restricted stock units	418	—	—	—	—	—	—	—	218	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock related to acquisition of business	1,621	2	62,365	—	—	—	—	62,367	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	36,312	—	—	—	—	36,312	—	—	25,883	—	—	—	—	25,883
Other comprehensive loss, net	—	—	—	—	—	(1,467)	—	(1,467)	—	—	—	—	—	(48)	—	(48)
Net loss attributable to New Relic	—	—	—	—	—	—	(53,626)	(53,626)	—	—	—	—	—	—	(27,195)	(27,195)
Balance at end of period	63,311	$63	$956,670	260	$(263)	$932	$(525,439)	$431,963	59,400	$59	$738,363	260	$(263)	$1,907	$(366,547)	$373,519

	Nine Months Ended December 31, 2020								Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630
Issuance of common stock upon exercise of stock options	332	—	3,632	—	—	—	—	3,632	267	—	6,773	—	—	—	—	6,773
Issuance of common stock for vested restricted stock units	1,123	1	(1)	—	—	—	—	—	650	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	137	—	6,494	—	—	—	—	6,494	117	—	5,933	—	—	—	—	5,933
Issuance of common stock related to acquisition of business	1,621	2	62,365	—	—	—	—	62,367	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	103,701	—	—	—	—	103,701	—	—	70,899	—	—	—	—	70,899
Other comprehensive income (loss), net	—	—	—	—	—	(3,937)	—	(3,937)	—	—	—	—	—	1,262	—	1,262
Net loss attributable to New Relic	—	—	—	—	—	—	(130,933)	(130,933)	—	—	—	—	—	—	(60,978)	(60,978)
Balance at end of period	63,311	$63	$956,670	260	$(263)	$932	$(525,439)	$431,963	59,400	$59	$738,363	260	$(263)	$1,907	$(366,547)	$373,519

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss attributable to New Relic	$(130,933)	$(60,978)
Net loss attributable to redeemable non-controlling interest (Note 3)	$(1,059)	$(1,437)
Net loss:	$(131,992)	$(62,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,315	56,237
Stock-based compensation expense	103,044	70,496
Amortization of debt discount and issuance costs	16,632	15,718
Gain on lease modification	—	(3,006)
Other	1,812	(2,919)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	3,586	10,015
Prepaid expenses and other assets	(999)	(204)
Deferred contract acquisition costs	(33,093)	(25,786)
Lease right-of-use assets	(1,338)	19,539
Accounts payable	10,015	4,257
Accrued compensation and benefits and other liabilities	18,141	1,136
Lease liabilities	2,158	(16,812)
Deferred revenue	(12,896)	(34,590)
Net cash provided by operating activities	41,385	31,666
Cash flows from investing activities:
Purchases of property and equipment	(15,799)	(49,705)
Cash paid for acquisition, net of cash acquired	(41,536)	(4,250)
Purchases of short-term investments	(293,844)	(337,070)
Proceeds from sale and maturity of short-term investments	228,050	292,409
Capitalized software development costs	(9,739)	(4,463)
Net cash used in investing activities	(132,868)	(103,079)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	—	978
Proceeds from employee stock purchase plan	6,494	5,933
Proceeds from exercise of employee stock options	3,632	5,977
Net cash provided by financing activities	10,126	12,888
Net decrease in cash, cash equivalents and restricted cash	(81,357)	(58,525)
Cash, cash equivalents and restricted cash at beginning of period	298,164	243,161
Cash, cash equivalents and restricted cash at end of period	$216,807	$184,636
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$211,145	$178,997
Restricted cash	5,662	5,639
Total cash, cash equivalents and restricted cash	$216,807	$184,636
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$3,772	$3,868
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$1,399	$7,797
Issuance of common stock for the acquisition of business	$62,365	$—
Acquisition holdback	$—	$850
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
COVID-19—The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity that is expected to continue and which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company’s revenue and deferred revenue have been negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to the Company’s financial condition or results of operations is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time, and as of the date of issuance of these financial statements, management is not aware of any specific event or circumstance that would require an update to estimates and judgments or revising the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of December 31, 2020 or March 31, 2020. There was no customer that individually exceeded 10% of the Company’s revenue during the three or nine months ended December 31, 2020 or 2019.

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

2.    Business Combinations
Pixie Labs Inc.
On December 22, 2020, the Company acquired all of the equity interests in Pixie Labs Inc. (“Pixie Labs”), a company that provides a next-generation machine intelligence observability solution for developers using Kubernetes. The aggregate purchase price of $107.9 million consisted of approximately $45.6 million in cash (of which $15.0 million is being held in escrow for 12 months after the transaction closing date) and 884,269 shares of the Company’s common stock with an aggregate fair value of approximately $62.4 million. The fair value of the consideration transferred was determined based on a $70.53 per share price of the Company’s common stock.
The total purchase price was allocated to the developed technology acquired with an estimated useful life of three years, net assets assumed, and a deferred tax liability related to the developed technology. The excess purchase price was recorded as goodwill, as set forth below. Goodwill generated from the acquisition is attributable to expected synergies from future growth and is not deductible for tax purposes.
The following table presents the purchase price allocation related to the acquisition (in thousands):

Cash consideration paid	$45,558
Fair value of common shares	62,367
Total purchase price	107,925
Net assets assumed	(4,099)
Deferred tax liabilities	115
Developed technology acquired	(4,800)
Goodwill	$99,141
The acquisition has been accounted for as a business combination. The direct transaction costs of the acquisition have been accounted for separately from the business combination and expensed as incurred. Total direct transaction costs incurred by the Company were $0.9 million, which were included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended December 31, 2020. The Company paid $0.6 million in acquisition-related expenses incurred by Pixie Labs related to Pixie Labs’ advisors which were included as part of the purchase consideration. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.
The acquisition also included a holdback arrangement with certain employees of Pixie Labs, totaling approximately 736,469 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $51.9 million and was excluded from the aggregate purchase price. These awards will be recognized as stock-based compensation expense over the remaining vesting period which ranges from 18 months to 37 months.

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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of December 31, 2020, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2020, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0 at December 31, 2020.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Nine Months Ended December 31,
	2020	2019
Balance, beginning of period	$1,669	$2,733
Investment by redeemable non-controlling interest	—	978
Net loss attributable to redeemable non-controlling interest	(1,059)	(1,437)
Balance, end of period	$610	$2,274

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2020 and March 31, 2020 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$104,397	$—	$—	$104,397
Short-term investments:
Certificates of deposit	—	33,109	—	33,109
Commercial paper	—	13,797	—	13,797
Corporate notes and bonds	—	51,585	—	51,585
U.S. treasury securities	474,981	—	—	474,981
Restricted cash:
Money market funds	5,662	—	—	5,662
Total	$585,040	$98,491	$—	$683,531
Included in cash and cash equivalents				$104,397
Included in short-term investments				$573,472
Included in restricted cash				$5,662

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$107,663	$—	$—	$107,663
U.S. treasury securities	27,938	—	—	27,938
U.S. government agencies	—	24,999	—	24,999
Short-term investments:
Certificates of deposit	—	14,986	—	14,986
Commercial paper	—	13,334	—	13,334
Corporate notes and bonds	—	60,319	—	60,319
U.S. treasury securities	422,333	—	—	422,333
U.S. government agencies	—	1,602	—	1,602
Restricted cash:
Money market funds	5,641	—	—	5,641
Total	$563,575	$115,240	$—	$678,815
Included in cash and cash equivalents				$160,600
Included in short-term investments				$512,574
Included in restricted cash				$5,641
There were no transfers between fair value measurement levels during the nine months ended December 31, 2020 and 2019.
The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities. The following table presents the Company’s available-for-sale securities as of December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$33,100	$9	$—	$33,109
Commercial paper	13,795	2	—	13,797
Corporate notes and bonds	51,147	438	—	51,585
U.S. treasury securities	472,792	2,226	(37)	474,981
Total available-for-sale investments	$570,834	$2,675	$(37)	$573,472

The following table presents the Company’s available-for-sale securities as of March 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$27,923	$15	$—	$27,938
U.S. government agencies	24,995	4	—	24,999
Short-term investments:
Certificates of deposit	15,000	20	(34)	14,986
Commercial paper	13,318	16	—	13,334
Corporate notes and bonds	60,211	221	(113)	60,319
U.S. treasury securities	415,889	6,444	—	422,333
U.S. government agencies	1,600	2	—	1,602
Total available-for-sale investments	$558,936	$6,722	$(147)	$565,511
As of December 31, 2020 and March 31, 2020, securities that were in an unrealized loss position for more than 12 months were not significant. In addition, the Company did not consider any available-for-sale securities to be impaired as of December 31, 2020 and March 31, 2020.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of December 31, 2020 and March 31, 2020 (in thousands):

	December 31, 2020	March 31, 2020
Due within one year	$301,881	$320,582
Due after one year and within three years	271,591	191,992
Total	$573,472	$512,574
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of December 31, 2020, the fair value of the 0.50% convertible senior notes due 2023 (the “Notes”) was $445.4 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $65.0 million and $60.2 million as of December 31, 2020 and March 31, 2020, respectively. In the three months ended December 31, 2020 and 2019, amortization from amounts capitalized was $9.7 million and $8.3 million, respectively. In the nine months ended December 31, 2020 and 2019, amortization from amounts capitalized was $28.2 million and $24.0 million, respectively. In the three months ended December 31, 2020 and 2019, amounts expensed as incurred were $4.4 million and $3.6 million, respectively. In the nine months ended December 31, 2020 and 2019, amounts expensed as incurred were $10.6 million and $8.2 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Computers, software, and equipment	$14,528	$13,249
Site operation equipment	101,693	102,316
Furniture and fixtures	5,385	4,802
Leasehold improvements	46,763	39,081
Capitalized software development costs	60,884	50,440
Total property and equipment	229,253	209,888
Less: accumulated depreciation and amortization	(136,242)	(109,594)
Total property and equipment, net	$93,011	$100,294
Depreciation and amortization expense related to property and equipment was $11.6 million and $10.2 million for the three months ended December 31, 2020 and 2019, respectively, and $33.4 million and $30.8 million for the nine months ended December 31, 2020 and 2019, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.02 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and nine months ended December 31, 2020, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three and nine months ended December 31, 2020 and were classified as long-term debt for such period.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	December 31, 2020	March 31, 2020
Principal	$500,250	$500,250
Unamortized debt discount	(51,607)	(66,894)
Unamortized issuance costs	(4,967)	(6,312)
Net carrying amount	$443,676	$427,044
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Amortization of debt discount	$5,162	$4,901	$15,287	$14,515
Amortization of issuance costs	460	413	1,345	1,203
Contractual interest expense	625	625	1,876	1,876
Total interest expense	$6,247	$5,939	$18,508	$17,594
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

8.     Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the nine months ended December 31, 2020 consisted of the following (in thousands):

Goodwill as of March 31, 2020	$45,112
Goodwill acquired	99,141
Goodwill as of December 31, 2020	$144,253
Purchased intangible assets subject to amortization as of December 31, 2020 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,116	$(5,454)	$14,662

Purchased intangible assets subject to amortization as of March 31, 2020 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$15,316	$(1,625)	$13,691
Amortization expense of purchased intangible assets was $1.2 million and $0.4 million for the three months ended December 31, 2020 and 2019, respectively, and $3.8 million and $1.3 million for the nine months ended December 31, 2020 and 2019.
Estimated future amortization expense as of December 31, 2020 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2021 (remaining three months)	$1,676
2022	6,219
2023	5,567
2024	1,200
$14,662

9.     Leases
The Company leases office space under non-cancelable operating leases, which expire from 2021 to 2031. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.
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
Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheet.
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

	December 31, 2020	March 31, 2020
Assets
Lease right-of-use-assets	$59,475	$57,777
Liabilities
Lease liabilities	$5,600	$8,682
Lease liabilities, non-current	62,849	57,394
Total operating lease liabilities	$68,449	$66,076
As of December 31, 2020, the weighted average remaining lease term was 6.3 years and the weighted average discount rate was 6.8%.

The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating lease expense	$3,467	$3,270	$10,382	$10,940
Short-term lease expense	230	272	654	804
Variable lease expense	607	614	1,931	2,004
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Nine Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$11,632	$8,277
Operating lease assets obtained in exchange for new lease liabilities (1)	8,536	1,586
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of December 31, 2020, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2021 (remaining three months)	$(277)
2022	13,810
2023	14,361
2024	13,451
2025	11,792
2026	11,986
Thereafter	21,067
Total operating lease payments	$86,190
Less imputed interest	(17,741)
Total operating lease liabilities	$68,449

10.    Commitments and Contingencies
Purchase Commitments—As of December 31, 2020 and March 31, 2020, the Company had purchase commitments of $515.7 million and $64.7 million, respectively, primarily related to data center, cloud and hosting services.
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

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the nine months ended December 31, 2020, 136,978 shares of common stock were purchased under the ESPP. For the nine months ended December 31, 2019, 117,115 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.7 million and $1.4 million for the three months ended December 31, 2020 and 2019, respectively, and $4.1 million and $4.1 million for the nine months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, 2,866,596 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2020, there were 11,831,900 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance unit (“PSU”) award activities for the nine months ended December 31, 2020 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2020	2,850	$44.52	6.4	$43,576	3,100	$74.20	2.7	$143,346
Stock options granted	702	62.33
RSUs and PSUs granted (1)					2,862	64.18
Stock options exercised	(332)	10.94		15,467
RSUs and PSUs vested					(1,123)	70.89
Stock options canceled/forfeited	(209)	75.08
RSUs and PSUs canceled/forfeited					(735)	72.21
Outstanding - December 31, 2020	3,011	$50.25	6.4	$60,548	4,104	$68.48	2.8	$268,332
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
Stock-Based Compensation Expense—Stock-based compensation expense for employees and nonemployees was $36.5 million and $26.0 million for the three months ended December 31, 2020 and 2019, respectively, and $103.0 million and $70.5 million for the nine months ended December 31, 2020 and 2019, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue	$1,472	$1,315	$4,596	$3,837
Research and development	10,960	8,611	30,214	23,073
Sales and marketing	15,115	11,090	42,960	30,682
General and administrative	8,922	4,934	25,274	12,904
Total stock-based compensation expense	$36,469	$25,950	$103,044	$70,496
As of December 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options was $30.9 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. As of December 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock units was $293.2 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. As of December 31, 2020, unrecognized stock-based compensation cost related to PSUs was $6.7 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

12.    Accounts Receivable, Deferred Revenue and Performance Obligations
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of December 31, 2020.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Deferred revenue, beginning of period	$275,598	$233,215	$316,327	$271,597
Billings	194,173	156,820	482,083	405,263
Revenue recognized	(166,340)	(153,028)	(494,979)	(439,853)
Deferred revenue, end of period	$303,431	$237,007	$303,431	$237,007
For the three and nine months ended December 31, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate unrecognized transaction price of remaining performance obligations as of December 31, 2020 was $648.3 million. The Company expects to recognize more than 91% of the balance as revenue in the 24 months following December 31, 2020 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

13.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.6 million and $0.9 million for the three months ended December 31, 2020 and 2019, respectively, and an income tax provision of $1.3 million and $1.5 million for the nine months ended December 31, 2020 and 2019, respectively, related to foreign income taxes, research tax credits, and the tax benefit from the acquisition of Pixie Labs related to the partial release of valuation allowance. Based on the available objective evidence during the three and nine months ended December 31, 2020, the Company believes it is more likely than not that the tax benefits of U.S. and Japan losses incurred during the three and nine months ended December 31, 2020 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. and Japan losses incurred during the three and nine months ended December 31, 2020. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses, foreign tax rate differences, generation of research tax credits, and the tax benefit from the acquisition of Pixie Labs.

14.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and nine months ended December 31, 2020 and 2019, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of December 31, 2020. The Company expects to settle the principal amount of the Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to New Relic	$(53,626)	$(27,195)	$(130,933)	$(60,978)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	61,209	58,733	60,562	58,352
Net loss attributable to New Relic per share—basic and diluted	$(0.88)	$(0.46)	$(2.16)	$(1.05)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2020	2019
Options to purchase common stock	3,011	3,043
RSUs and PSUs	4,104	3,250
ESPP shares	144	132
	7,259	6,425

15.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
United States	$114,102	$103,673	$341,458	$299,544
EMEA	26,459	27,121	77,903	78,024
APAC	16,013	14,033	46,276	39,181
Other	9,766	8,201	29,342	23,104
Total revenue	$166,340	$153,028	$494,979	$439,853
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2020 and March 31, 2020.

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
Our revenue for the three months ended December 31, 2020 and 2019 was $166.3 million and $153.0 million, respectively, representing year-over-year growth of 9%. For the nine months ended December 31, 2020 and 2019, our revenue was $495.0 million and $439.9 million, respectively, representing year-over-year growth of 13%. Although we have experienced substantial revenue growth in historical periods, we have had difficulty maintaining our historical growth rates as our business has scaled, even in the periods where our revenue grew in absolute terms. Meanwhile, we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $53.6 million and $27.2 million for the three months ended December 31, 2020 and 2019, respectively, and $130.9 million and $61.0 million for the nine months ended December 31, 2020 and 2019, respectively. Our accumulated deficit as of December 31, 2020 was $525.4 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 16%, 9%, and 6%, respectively, of our revenue for the three months ended December 31, 2020, and 18%, 9%, and 5%, respectively, of our revenue for the three months ended December 31, 2019. Our revenue from those regions constituted 16%, 9% and 6%, respectively, of our revenue for the nine months ended December 31, 2020, and 18%, 9%, and 5%, respectively, of our revenue for the nine months ended December 31, 2019. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 2,217 employees as of December 31, 2020 from 2,043 as of December 31, 2019, and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity. For example, we intend to continue to increase our investment in sales and marketing, including further expanding our sales teams, increasing our marketing activities, and growing our international operations. In addition, we plan to continue to invest in research and development to enhance and further develop our products and platform capabilities.

The COVID-19 pandemic continues to affect the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration of the pandemic; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; impact on our employee recruitment and attrition; and effect on our vendors, all of which remain uncertain and cannot be predicted at this time.
More generally, the COVID-19 pandemic is still adversely affecting economies and financial markets globally, and has led to an economic downturn and increased market volatility, with an uncertain effect upon technology spending and demand for our offerings, which may harm our business and results of operations. For example, for the nine months ended December 31, 2020, the COVID-19 pandemic has negatively impacted expected spending from new and existing customers and has resulted in a portion of our paid customers choosing to renew with a smaller commitment than previous contracts. We will continue to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. We have seen and currently expect our revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Furthermore, due to our historical reliance upon a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
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
Retention of and Expansion within Paid Business Accounts. A key factor in our success is the retention and expansion of our platform usage with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase our revenue from sales to our current customers as they become more familiar with our products and adopt our products to address additional business use cases. In addition, we believe the shift in our pricing strategy will allow sales resources to focus energy on helping customers increase their data ingestion and the number of users and use cases.

Key Operating Metrics
The pricing changes announced in the second quarter of fiscal 2021 shifted our business model away from a reliance upon subscription-based revenue to a reliance upon consumption-based revenue.
A key financial indicator when employing a subscription-based model is annual recurring revenue, or ARR, which is the revenue that we would expect to receive from our customers over the following 12-month period without any increase or reduction in any of the customer’s contractual commitments. In a consumption model, customers can pay as they use the product, without any up-front commitment. Therefore, ARR, which is based on commitments, does not capture actual usage, also known as consumption. We expect a meaningful amount of revenue will be recognized from customers under our Annual Pool of Funds consumption model, where consumption in excess of the committed contractual amount will result in additional revenue. Meanwhile, the Pay as You Go component of the consumption model does not have an up-front commitment at all. In either of these consumption-based engagements, the revenue committed at the outset of a contractual engagement is not necessarily determinative of the revenue the company will ultimately receive from the customer. Therefore, as the overall portion of revenue derived from subscription model contracts decreases, the associated subscription-based metrics that rely upon ARR become less relevant as a measure of the performance of the business.
As we conclude fiscal 2021, our focus will have shifted away from legacy subscription model contracts to new consumption model contracts. As such, with the completion of fiscal 2021, we will retire ARR and all of our traditional subscription-based key operating metrics that rely upon ARR. In place of ARR and ARR derived metrics, we will provide metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue instead.
In the meantime, however, a significant portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base. Therefore, with these caveats, we review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Annual Recurring Revenue. Our ARR as of December 31, 2020 was $668.7 million, which was a 10% increase compared to $607.9 million as of December 31, 2019.
As noted above, we only recognize as ARR the committed contractual amount for customers under the Annual Pool of Funds model; therefore, ARR does not include contracts under the Pay as You Go model. We expect our pricing transition to result in significant downward pressure on ARR through the remainder of our fiscal year as customers take advantage of our new pricing model, which may result in the choice of smaller up-front commitments in favor of spending on actual consumption in excess of committed amounts. We believe these pricing model changes, which rely upon a consumption model, will result in higher revenue as market adoption of our platform and new pricing model grows over time.
ARR should be viewed independently of historical revenue as the operating metric is not intended to be a replacement for revenue forecasts.
Number of Paid Business Accounts with ARR over $100,000. We believe that the acquisition of larger accounts within our overall customer base, as well as expansion within our existing paid business accounts, are important indicators of our overall business. We have in part measured our performance in these areas with reference to our number of paid business accounts with ARR over $100,000. We define the number of paid business accounts at the end of any particular period as the number of accounts, as identified by a unique account identifier, for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. We had 1,051 paid business accounts with ARR over $100,000 as of December 31, 2020, which was a 13% increase compared to 927 as of December 31, 2019.
Percentage of ARR from Paid Business Accounts with ARR over $100,000. Historically, paid business accounts with ARR over $100,000 have generally had a materially higher rate of renewal than paid business accounts with ARR less than $100,000. We therefore believe that the percentage of our total ARR that comes from paid business accounts with ARR over $100,000 is a key indicator, as our ability to increase and retain paid business accounts in this category of spend will have a significant impact on our overall financial performance and key operating metrics.
Our percentage of ARR from paid business accounts with ARR over $100,000 was 79% as of December 31, 2020, compared to 72% as of December 31, 2019.

Dollar-Based Net Expansion Rate. Our ability to generate revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We have tracked our performance in this area for our subscription-based revenue by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate increases when customers increase their contractual spend amounts. Our dollar-based net expansion rate is reduced when customers decrease or terminate their contractual spend amounts.
Our dollar-based net expansion rate compares the commitments we have secured for recurring revenue from customers from one period to the next, and therefore does not include any reference or adjustments for consumption. We measure our dollar-based net expansion rate on a monthly basis because many of our customers have changed their commitment more frequently than quarterly or annually. To calculate our annual dollar-based net expansion rate, we first establish the base period monthly recurring revenue from all our customers at the end of a month. This represents the revenue we would contractually expect to receive from those customers over the following month, without any increase or reduction in any of their commitments. For contracts entered into under our new pricing model announced on July 30, 2020, we calculate each customer’s monthly recurring revenue as their ARR divided by twelve. We then (i) calculate the actual monthly recurring revenue from those same customers at the end of that following month; then (ii) divide that following month’s recurring revenue by the base month’s recurring revenue to arrive at our monthly net expansion rate; then (iii) calculate a quarterly net expansion rate by compounding the net expansion rates of the three months in the quarter; and then (iv) calculate our annualized net expansion rate by compounding our quarterly net expansion rate over an annual period.
Our annualized dollar-based net expansion rate decreased to 107.6% for the three-month period ended December 31, 2020 from 109.1% for the three-month period ended December 31, 2019. As a metric that is derived from ARR, we expect our pricing transition to result in significant downward pressure on our annualized dollar-based net expansion rate through the remainder of our fiscal year as customers take advantage of our new pricing model, which may result in the choice of smaller up-front commitments in favor of spending on actual consumption in excess of committed amounts.
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
Most of our revenue comes from contracts that are non-cancellable over the contract term. We had remaining performance obligations, or backlog, in the amount of $648.3 million and $635.2 million as of December 31, 2020 and March 31, 2020, respectively, consisting of both billed and unbilled consideration.
Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth in that period.
The first two quarters of each fiscal year usually have lower or potentially negative sequential backlog and deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we have seen stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, as a significant portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis.
With our shift in pricing strategy, we may experience additional variation from the seasonality trends we have seen in the past for revenue, backlog, and deferred revenue. Our shift to a consumption model will allow our customers to choose lower up-front commitments and to instead pay for their consumption in excess of their commitments. Should this occur as we expect, it may exhibit downward pressure on our backlog and deferred revenue. Meanwhile, in the event our customers’ consumption usage exceeds their up-front commitments in a meaningful amount, we would expect to see a step up in revenue growth.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. Commissions are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. Sales and marketing expenses also include the costs of our marketing and brand awareness programs, including our free tier offering.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Revenue	$166,340	$153,028	$494,979	$439,853
Cost of revenue (1)	45,968	26,402	124,439	75,164
Gross profit	120,372	126,626	370,540	364,689
Operating expenses:
Research and development (1)	45,773	38,387	131,245	106,858
Sales and marketing (1)	92,392	87,704	266,906	244,711
General and administrative (1)	30,249	24,751	89,481	71,129
Total operating expenses	168,414	150,842	487,632	422,698
Loss from operations	(48,042)	(24,216)	(117,092)	(58,009)
Other income (expense):
Interest income	1,734	3,793	6,735	11,944
Interest expense	(6,229)	(5,953)	(18,549)	(17,660)
Other income (expense), net	(811)	(465)	(1,810)	2,828
Loss before income taxes	(53,348)	(26,841)	(130,716)	(60,897)
Income tax provision	564	894	1,276	1,518
Net loss	$(53,912)	$(27,735)	$(131,992)	$(62,415)
Net loss attributable to redeemable non-controlling interest	286	540	1,059	1,437
Net loss attributable to New Relic	$(53,626)	$(27,195)	$(130,933)	$(60,978)
Net loss attributable to New Relic per share, basic and diluted	$(0.88)	$(0.46)	$(2.16)	$(1.05)
Weighted-average shares used to compute net loss per share, basic and diluted	61,209	58,733	60,562	58,352
(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$1,472	$1,315	$4,596	$3,837
Research and development	10,960	8,611	30,214	23,073
Sales and marketing	15,115	11,090	42,960	30,682
General and administrative	8,922	4,934	25,274	12,904
Total stock-based compensation expense	$36,469	$25,950	$103,044	$70,496

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	28	17	25	17
Gross profit	72	83	75	83
Operating expenses:
Research and development (1)	27	25	26	24
Sales and marketing (1)	56	57	54	56
General and administrative (1)	18	16	18	16
Total operating expenses	101	98	98	96
Loss from operations	(29)	(15)	(23)	(13)
Other income (expense):
Interest income	1	2	1	2
Interest expense	(4)	(4)	(4)	(4)
Other income (expense), net	—	—	—	1
Loss before income taxes	(32)	(17)	(26)	(14)
Income tax provision	—	1%	—%	—%
Net loss	(32)%	(18)%	(26)%	(14)%
Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net loss attributable to New Relic	(32)%	(18)%	(26)%	(14)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	7	6	6	5
Sales and marketing	9	7	9	7
General and administrative	5	3	5	3
Total stock-based compensation expense	22%	17%	21%	16%
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
United States	$114,102	$103,673	$10,429	10%	$341,458	$299,544	$41,914	14%
EMEA	26,459	27,121	(662)	(2)	77,903	78,024	(121)	—
APAC	16,013	14,033	1,980	14	46,276	39,181	7,095	18
Other	9,766	8,201	1,565	19	29,342	23,104	6,238	27
Total revenue	$166,340	$153,028	$13,312	9%	$494,979	$439,853	$55,126	13%
Total revenue increased $13.3 million, or 9%, in the three months ended December 31, 2020 compared to the same period of 2019. Our revenue from the United States increased $10.4 million, or 10%, and our revenue from APAC increased $2.0 million, or 14%, in the three months ended December 31, 2020 compared to the same period of 2019, primarily as a result of an increase in product adoption from both new paid business accounts and existing paid business accounts. Our revenue from EMEA remained relatively flat in the three months ended December 31, 2020 compared to the same period of 2019.

Total revenue increased $55.1 million, or 13%, in the nine months ended December 31, 2020 compared to the same period of 2019. Our revenue from the United States increased $41.9 million, or 14%, and our revenue from APAC increased $7.1 million, or 18%, in the nine months ended December 31, 2020 compared to the same period of 2019, primarily as a result of an increase in product adoption from both new paid business accounts and existing paid business accounts. Our revenue from EMEA remained relatively flat in the nine months ended December 31, 2020 compared to the same period of 2019.
Cost of Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$45,968	$26,402	$19,566	74%	$124,439	$75,164	$49,275	66%
Cost of revenue increased $19.6 million, or 74%, in the three months ended December 31, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in hosting-related costs of $17.8 million as a result of the additional expenses incurred in connection with our public cloud migration. The remaining increase was due to an increase in depreciation expense and amortization expense of $2.0 million primarily as a result of site equipment at our third-party data centers. This was partially offset by a decrease in payment processing fees of $0.1 million and a decrease in other miscellaneous expenses of $0.1 million.
Cost of revenue increased $49.3 million, or 66%, in the nine months ended December 31, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in hosting-related costs of $41.3 million as a result of the additional expenses incurred in connection with our public cloud migration. The remaining increase was due to an increase in depreciation expense and amortization expense of $7.9 million primarily as a result of site equipment at our third-party data centers and an increase in personnel-related costs of $0.9 million. This was partially offset by a decrease in payment processing fees of $0.3 million and a decrease in other miscellaneous expenses of $0.5 million.
Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$45,773	$38,387	$7,386	19%	$131,245	$106,858	$24,387	23%
Research and development expenses increased $7.4 million, or 19%, in the three months ended December 31, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $5.0 million driven by an increase in headcount. The remaining increase was due to a $3.1 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $0.8 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic.
Research and development expenses increased $24.4 million, or 23%, in the nine months ended December 31, 2020 compared to the same period of 2019. The increase was primarily the result of an increase in personnel-related costs of $19.6 million, driven by an increase in headcount. The remaining increase was due to a $8.0 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $3.3 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic.
Sales and Marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$92,392	$87,704	$4,688	5%	$266,906	$244,711	$22,195	9%
Sales and marketing expenses increased $4.7 million, or 5%, in the three months ended December 31, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $9.1 million, driven by higher headcount and an increase in sales commissions due to revenue growth. The remaining increase was due to a $1.9 million increase in allocated costs, including facilities, depreciation and costs associated with our free tier offering, and a $0.3 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $5.1 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic and a $1.7 million decrease in marketing programs.

Sales and marketing expenses increased $22.2 million, or 9%, in the nine months ended December 31, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $35.3 million, driven by higher headcount and an increase in sales commissions due to revenue growth. The remaining increase was due to a $1.0 million increase in allocated costs, including facilities, depreciation and costs associated with our free tier offering, and a $0.6 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $14.4 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic and a $0.5 million decrease in marketing programs.
General and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$30,249	$24,751	$5,498	22%	$89,481	$71,129	$18,352	26%
General and administrative expenses increased $5.5 million, or 22%, in the three months ended December 31, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $5.5 million, driven by an increase in headcount. The remaining increase was due to a $1.0 million increase in legal and accounting expenses and a $0.3 million increase in software subscription and consulting expenses. This was partially offset by a decrease in travel expenses of $1.2 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic and a $0.3 million decrease in allocated costs, including facilities and depreciation.
General and administrative expenses increased $18.4 million, or 26%, in the nine months ended December 31, 2020 compared to the same period of 2019. The increase was primarily a result of an increase in personnel-related costs of $22.1 million, driven by an increase in headcount. The remaining increase was due to a $0.6 million increase in software subscription and consulting expenses and a $0.3 million increase in legal and accounting expenses. This was partially offset by a $2.1 million decrease in allocated costs, including facilities and depreciation, and a decrease in travel expenses of $2.8 million due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic.
Other Income (Expense)

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense)	$(5,306)	$(2,625)	$(2,681)	102%	$(13,624)	$(2,888)	$(10,736)	372%
Other income (expense) decreased by $2.7 million in the three months ended December 31, 2020 compared to the same period of 2019. The decrease was primarily due to a decrease in interest income.
Other income (expense) decreased by $10.7 million in the nine months ended December 31, 2020 compared to the same period of 2019, primarily due to a $3.0 million lease modification gain recognized in the prior period and a decrease in interest income.

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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
GAAP loss from operations	$(48,042)	$(24,216)	$(117,092)	$(58,009)
Plus: Stock-based compensation expense	36,469	25,950	103,044	70,496
Plus: Lease exit costs and accelerated depreciation	—	—	—	3,641
Plus: Amortization of purchased intangibles	1,277	415	3,829	1,295
Plus: Transaction costs related to acquisitions	885	251	885	251
Plus: Amortization of stock-based compensation capitalized in software development costs	339	219	843	653
Plus: Lawsuit litigation cost and other expense	217	—	254	1,521
Plus: Employer payroll tax on employee equity incentive plans	461	382	2,120	1,686
Non-GAAP income (loss) from operations	$(8,394)	$3,001	$(6,117)	$21,534

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
GAAP net loss attributable to New Relic	$(53,626)	$(27,195)	$(130,933)	$(60,978)
Plus: Stock-based compensation expense	36,469	25,950	103,044	70,496
Plus: Lease exit costs and accelerated depreciation	—	—	—	3,641
Plus: Amortization of purchased intangibles	1,277	415	3,829	1,295
Plus: Transaction costs related to acquisitions	885	251	885	251
Plus: Amortization of stock-based compensation capitalized in software development costs	339	219	843	653
Plus: Lawsuit litigation cost and other expense	217	—	254	1,521
Plus: Employer payroll tax on employee equity incentive plans	461	382	2,120	1,686
Plus: Amortization of debt discount and issuance costs	5,622	5,314	16,632	15,718
Less: Gain on lease modification	—	—	—	(3,006)
Non-GAAP net income (loss) attributable to New Relic	$(8,356)	$5,336	$(3,326)	$31,277
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

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$41,385	$31,666
Cash used in investing activities	(132,868)	(103,079)
Cash provided by financing activities	10,126	12,888
Net decrease in cash, cash equivalents and restricted cash	$(81,357)	$(58,525)
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
Operating Activities
During the nine months ended December 31, 2020, cash provided by operating activities was $41.4 million as a result of a net loss of $132.0 million, adjusted by non-cash charges of $187.9 million and a change of $14.4 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $33.1 million increase in deferred contract acquisition costs, a $12.9 million decrease in deferred revenue, a $1.3 million increase in lease right-of-use assets, and a $1.0 million increase in prepaid expenses and other assets. This was partially offset by a $18.1 million increase in accrued compensation and benefits and other liabilities, a $10.0 million increase in accounts payable, a $3.6 million decrease in accounts receivable, and a $2.2 million increase in lease liabilities.
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
Investing Activities
Cash used in investing activities during the nine months ended December 31, 2020 was $132.9 million, primarily as a result of purchases of short-term investments of $293.8 million, cash paid for acquisition, net of cash acquired, of $41.5 million, purchases of property and equipment of $15.8 million, and increases in capitalization of software development costs of $9.7 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $228.1 million.
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

Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2020 was $10.1 million, which was the result of proceeds from the exercise of stock options of $3.6 million and proceeds from the purchase of shares of common stock pursuant to our employee stock purchase plan of $6.5 million.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2020 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on May 14, 2020.
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

Interest Rate Risk
We had cash and cash equivalents of $211.1 million as of December 31, 2020, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.7 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $573.5 million as of December 31, 2020, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Our Industry
We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results. *
We have evolved our pricing models over time and we expect that they will continue to evolve. For example, we have offered a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored; and we offer access to our products under subscription plans that include service and support for one or more of our products. However, on July 30, 2020, we announced an updated pricing strategy that prices customer spend based upon their consumption; customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing, which we refer to as “Annual Pool of Funds.” Consumption under this model is measured by number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform.
This updated pricing strategy may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within budgeted amounts or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. We expect this pricing transition may result in a one-time negative impact to annual recurring revenue, or ARR, in certain customer segments and negatively impact our revenue and deferred revenue for each customer at the time of their renewal. For example, customers may decide to take advantage of our new pricing model and choose smaller upfront commitments in favor of spending on actual consumption in excess of committed amounts. Whether our pricing model transition will prove successful is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status and success of our pricing model transition may continue to evolve over the course of the transition as significant trends emerge. In particular, as we conclude fiscal 2021, a significant portion of our installed base will have shifted from our legacy subscription contracts to new consumption model contracts. As the overall portion of revenue derived from our subscription model contracts decreases, subscription-based metrics that rely upon ARR become less relevant as a measure of the performance of our business. With the completion of fiscal 2021, we will retire our traditional subscription-based key operating metrics that rely upon ARR and provide metrics that we believe give better insight into our business that relies primarily upon consumption-based revenue instead.
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
The ongoing global coronavirus (COVID-19) pandemic could harm our business and results of operations. *
In March 2020, the World Health Organization, or WHO, declared COVID-19 a pandemic. This contagious disease outbreak continues to impact worldwide economic activity and financial markets and has resulted in authorities implementing numerous measures to contain the virus. In light of the ongoing uncertainty relating to the COVID-19 pandemic and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
More generally, the COVID-19 pandemic is adversely affecting economies and financial markets globally, and has led to an economic downturn and increased market volatility, with an uncertain effect on technology spending and demand for our offerings, which may harm our business and results of operations. For example, for the nine months ended September 30, 2020, COVID-19 has negatively impacted expected spending from new and existing customers and has resulted in a portion of our paid customers choosing to renew with a smaller commitment than previous contracts. We have seen and currently expect our revenue and deferred revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Furthermore, due to our historical reliance on a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Meanwhile, our shift to consumption-based pricing contracts, where the revenue we receive is tied to our customers’ actual usage of our products, may further exacerbate the uncertainty with respect to the revenue we receive from our customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.

We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $130.9 million and $61.0 million in the nine months ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had an accumulated deficit of $525.4 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer adoption and achieve broader market acceptance of our products. *
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force, both domestically and internationally. We also dedicate significant resources to sales and marketing programs, including online advertising and field marketing programs. For example, during the nine months ended December 31, 2020, sales and marketing expenses represented 54% of our revenue. The effectiveness of our marketing programs has varied over time and may vary in the future due to competition. All of these efforts have required and will continue to require us to invest significant financial and other resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time or unable to successfully execute sales strategies in connection with our pricing model changes, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
In particular, we may in the future need to adjust our go-to-market cost structure and target metrics, particularly as they relate to how we structure, effect, and compensate our sales teams to become more efficient and effective at selling under the consumption-based business model. Any adjustments in compensation structure could negatively affect the productivity of our sales teams, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments.
If we are unable to develop and grow a broad base of high-spend customers, many of which we expect to be large enterprise customers, while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer. *
Our growth strategy is dependent, in large part, upon developing and growing a broad base of high-spend customers, many of which we expect to be large enterprise customers. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our applications and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our applications, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.
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
Cyber-attacks, intrusions and other malicious Internet-based activity including by computer hackers, foreign governments and cyber terrorists, continue to increase generally as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If our products or security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, with so many of our employees now working remotely due to the COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents, such as the recently reported cybersecurity attack on SolarWinds and a large number of its customers. Moreover, if a high-profile security breach occurs with respect to another cloud platform provider, our customers and potential customers may lose trust in the security of cloud platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
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

Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to continuously modify and enhance our products and platform capabilities to adapt to changes and innovation in these technologies. If developers widely adopt new software platforms, we would have to develop new versions of our products and platform capabilities to work with those new platforms. This development effort may require significant engineering, marketing, and sales resources, all of which would affect our business and operating results. Any failure of our products and platform capabilities to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected. Similarly, application stores such as those operated by Apple and Google, may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners or customers collect, use, and share data from users. If the use of our products does not comply with these requirements, customers may not be able to use our products for their intended purposes and our business could be harmed.
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
Seasonality may cause fluctuations in our sales and operating results. *
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. The first two quarters of each fiscal year usually have lower or potentially negative backlog and sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, which tend to have a concentration of increased activity in the periods surrounding the change of the Company’s fiscal year. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, as a significant portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. However, with our shift in pricing strategy, we may experience additional variation from the seasonality trends we have seen in the past for revenue, backlog, and deferred revenue. Accordingly, historical patterns should not be considered indicative of our future sales activity or performance.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the nine months ended December 31, 2020, we derived approximately 31% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing software and SaaS, applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
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
If we cannot continue to maintain and develop our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed. *
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally, we may find it difficult to continue to maintain and develop our corporate culture. We recently hired and promoted new members to our senior management team, and we may also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to the creation of new management systems and processes and differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to adapt our corporate culture and work environments to changing circumstances, such as during times of a natural disaster or pandemic (including the ongoing COVID-19 pandemic). Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition. *
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in the third quarter of fiscal 2021, we acquired Pixie Labs Inc., a company that provides a next generation machine intelligence observability solution for developers using Kubernetes. Any acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.
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

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of December 31, 2020, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023, or the Notes. Our indebtedness may:
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
Risks Related to Laws and Regulations
Changes in privacy and security laws, regulations, and standards may cause our business to suffer. *
We are subject to federal, state, local, and foreign laws, regulations, directives, and standards relating to the collection, use, retention, disclosure, security, transfer, and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure, or allegations of failure, by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, local or foreign laws, regulations, directives, and standards could result in investigations and/or proceedings against us by governmental entities, regulatory authorities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard, or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, virtually every jurisdiction within which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers must comply. This includes the European Union’s Regulation 2016/679, the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and was designed to update existing privacy laws to better reflect the digital economy and to unify data protection within the European Union, or the EU, under a single law. The GDPR also authorizes each EU member stat to promulgate its own domestic data protection law which may contain derogations, or exemptions from the GDPR and which are otherwise intended to supplement the GDPR and any other legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, privacy and the processing of personal data as a consequence of the United Kingdom, or UK, leaving the EU (European Data Protection Laws). European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to the greater of 20 million euros or up to 4% of the annual global turnover of the infringing entity, and restrictions or prohibitions on data processing can be imposed for significant non-compliance. European Data Protection Laws are broad in their application and apply when we do business with EU- and UK-based customers and when our U.S.-based customers collect and use personal data that originates from individual residents in the EU and UK. They also apply to transfers of personal data between us and our EU- and UK-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
Further, the UK’s decision to leave the EU, often referred to as Brexit, has created uncertainty in data protection issues involving the UK. For example, pursuant to a post-Brexit trade deal between the UK and the EU, transfers of personal information from the European Economic Area (EEA) to the UK are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an adequacy finding with respect to the UK before the end of that period, the UK will be considered a “third country” under the GDPR and transfers of European personal information to the UK will require an adequacy mechanism or an additional safeguard as stipulated by Article 45 of the GDPR to render such transfers lawful under the GDPR. Additionally, although the UK has adopted its own version of the GDPR, or UK GDPR, to sit alongside the UK Data Protection Act 2018, uncertainty remains regarding how data transfers to and from the UK will be regulated notwithstanding Brexit. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until the UK and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
European Data Protection Laws generally prohibit the transfer of personal data from the EEA and the UK, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the EU to the United States was the Privacy Shield framework which is administered by the U.S. Department of Commerce. To facilitate the transfer of our customer personal data from the EU to the United States, we self-certified under the EU-US Privacy Shield framework. However, this framework was recently invalidated by a decision of the Court of Justice of the European Union. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (SCCs), to lawfully transfer personal data from the EU to the United States and most other countries. Similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the SCCs. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs. Authorities in the United Kingdom may similarly invalidate use of the Privacy Shield as a vehicle for lawful data transfers to the United States. Further, in November 2020, EU regulators proposed a new set of SCCs, which would impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions. The new SCCs may increase the legal risks and liabilities under the European Data Protection Laws, and result in material increased compliance and operational costs. Our processing of personal data from the European Union may not comply with European Data Protection Laws. This may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including injunctions against transferring personal data subject to the GDPR. This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from the EU or other countries may also require us to increase our data processing capabilities in the EU and other countries at significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR.
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
Complying with foreign data protection laws like the GDPR and the ePrivacy Regulation (when it becomes effective) may cause us to incur substantial operational costs or require us to change our business practices. Despite our compliance efforts, we may not be successful in achieving compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Any actual or perceived non-compliance could result in proceedings against us by governmental entities, regulatory authorities, customers, data subjects, or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area or protect a person’s privacy, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with European Data Protection Laws.
Domestic laws in this area are also complex and developing rapidly. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals. The Federal Trade Commission, or FTC, has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands require businesses to provide appropriate notices to customers, individuals, credit reporting agencies and/or governmental entities such as the state’s Attorney General’s office following certain types of security breaches affecting personally identifiable information. The laws are not consistent, and compliance in the event of a widespread data breach is both complex and costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also requires covered businesses to provide detailed privacy notices to California residents and respond to requests from California residents to exercise their rights under the CCPA without discrimination. The CCPA provides for civil penalties for violations, as well as a private right of action for consumers for data breaches which is expected to increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (CPRA), which was approved by California voters in November 2020, becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The CCPA, CPRA, and associated regulations may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our or our customers’ businesses, may place additional burdens on us and our customers, which may further reduce demand for our platform and harm our business.
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
Risks Related to Our Intellectual Property
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2020, we had 25 issued patents in the United States and abroad and 38 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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

Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through December 31, 2020. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline. *
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our products and platform capabilities, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. Further, with the pricing changes we announced in the second quarter of fiscal 2021, we are transitioning to a consumption-based business model and will be retiring our traditional subscription-based key operating metrics, including ARR, as we conclude fiscal 2021. To the extent that industry analysts continue to emphasize or place value on subscription-based metrics or inaccurately reflect our key performance indicators in future analyst research and reports, our stock price and trading volume would decline. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our products and platform capabilities or view us as a market leader.

General Risk Factors
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
Furthermore, the revenue growth and potential profitability of our business depends on demand for software applications and products generally, and application performance monitoring and our other offerings specifically. In addition, our revenue is dependent on the number of users of our products and the degree of adoption of such users with respect to our products and platform capabilities. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their commitments or amount of their spend, or affect renewal rates, all of which could harm our operating results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	Form of Extension to Change in Control and Severance Agreement.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	February 4, 2021
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)