Form 10-K
period 2021-03-31
NEW RELIC, INC.
filed 2021-05-14
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2020, based on the closing price of a share of the registrant’s common stock on September 30, 2020 as reported by the New York Stock Exchange on such date, was approximately $3.0 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of May 7, 2021, there were 63,794,212 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2021.

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
•If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
•If we cannot continue to maintain and develop our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success.
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

PART I

Item 1. Business
Overview
New Relic delivers the observability platform for engineers to plan, build, deploy and operate more perfect software. We offer a comprehensive suite of products delivered on an open and extensible cloud-based platform that enables organizations to collect, store and analyze massive amounts of data in real time so they can better operate their applications and infrastructure and improve their digital customer experience.
New Relic One is our purpose-built offering for customers to land all of their telemetry data quickly and affordably in one place, and to translate that data into actionable insights. We believe a truly unified front-end that sits on top of a single database helps our users avoid complexity and confusion that would be associated with relying instead upon multiple different but related products.
With our re-launch of the New Relic One platform in July 2020, we transitioned from a collection of related but disparate products, to a broader, more comprehensive observability platform. From a business perspective, we made two significant changes to our model. First, we reduced our number of SKUs from thirteen unique offerings to a cohesive platform supported by three products. We believe this simplification represents tremendous value to our customers who share our vision for observability and see the value of one unified front-end on top of a single database. Second, we also changed our pricing model from upfront subscriptions to a consumption-based pricing model and adjusted our go-to-market motion to drive consumption. Customers only pay us for what they use and our sales team’s interests are better aligned with the interests of the customer.
We now believe our New Relic One platform is positioned as the only true observability platform, which is grounded in three strategic technological pillars:

1.We serve all engineers: New Relic One is used not just by IT operations professionals but by a wide variety of engineers, including application developers, mobile developers, site reliability engineers (“SRE”), network engineers and more. Our mission is to democratize observability and make observability a daily practice for all engineers at every stage of the software lifecycle, and the goal of our strategic product roadmap is to deliver products that support this mission at a sustained pace.

2.We support the entire software lifecycle: New Relic One’s usage is not limited to troubleshooting applications in production environments. Engineers use New Relic One across production and pre-production environments to plan, build and test software before it goes into production. Our ability to ship features and capabilities for the entire software lifecycle increases our platform’s engagement and separates our solutions from other tools that are focused solely on production troubleshooting.

3.We deliver observability as a cohesive platform experience: We view New Relic One as a true observability platform and not a bundle of SKUs with disjointed experiences and disparate pricing models stitched into a user interface. The platform has the flexibility to ingest telemetry from any source and modality (metrics, events, logs, and traces) into a unified Telemetry Data Platform. Engineers act on the collected telemetry via a unified and AI-enabled user interface which converges all observability workflows into one cohesive experience.
These three strategic pillars are reinforced by our consumption-based pricing model. We believe observability should be a critical daily practice for all engineers and that true observability means customers are without blind spots. We found pre-existing pricing models to have the unintended effect of limiting instrumentation and, ultimately, customer visibility into their system performance. With our shift to a consumption-based pricing model and simplified platform offering, we believe we have removed those barriers. We collapsed what had previously been a number of different products priced in individualized ways. Now, to accelerate engagement, adoption, and consumption of our platform, we price based on consumption as measured by the number of users and the amount of data ingested into our system. By removing data silos and standardizing on a single observability platform, customers across the globe can more easily understand end-to-end system health and are better able to achieve business imperatives of speed of innovation, operational excellence, system reliability, and cost management.
We believe our new consumption-based pricing changes the fundamental unit economics of the industry, and with it the nature of the relationship between us as the vendor and our customers. With consumption-based pricing, our success is directly tied to the value our products deliver to our customers. We believe that as we continue to build and deliver compelling experiences that help customers solve their daily problems, we will continue to attract new customers and our customers will increase the amount of data they send to us, as well as the number of users they have on our platform.
New Relic One is designed for all engineers, which fuels our growth strategy that is oriented towards the broader developer productivity market. To grow within this market, we employ a land-and-expand business model centered on growing our partnership with our customers as they realize incremental value from New Relic One. We drive product awareness, demand, adoption, and activation through self-service, product-led growth strategies. Once activated, customers may increase their consumption of the New Relic One platform as they add more data, users, and use cases. For customers with enterprise scale deployment, we deploy sales-led growth strategies to nurture and ensure long-term customer success for larger customers.
Key Benefits to Our Customers
New Relic One provides the following key benefits:
•Fuel innovation and growth. We empower engineers with data and visibility to support faster software delivery and more experimentation to increase customer satisfaction, revenue and market share. Powered by the insights and visibility of New Relic One, our customers can reduce time to market by building and deploying software faster, improving development efficiency and improving alignment and collaboration across business and technical teams.
•Deliver exceptional customer experience. We enable engineers and organizations to deliver digital customer experiences that drive engagement, conversion, and brand affinity. With New Relic One, our customers can view what their own customers are actually experiencing on their digital platforms to avoid churn, lost revenue and reputational harm.
•Enhance operational agility. We help engineers proactively identify and resolve issues before they impact customers. With New Relic One, our customers have a common platform to adopt and implement DevOps and SRE principles so they can improve incident resolution times, reduce the number of customer-reported incidents, and reduce downtime of the systems they manage.
•Drive operational efficiency. New Relic One helps engineering teams build for scale to realize the benefits of cloud investments and optimize resource consumption. Engineering teams leverage observability to improve the pace of cloud adoption, digital transformation, budget predictability and overall employee productivity.
Our Platform and Key Strengths
With the launch of New Relic One in July 2020, we built upon the foundation of our application performance monitoring (“APM”) offering to deliver what we view as a true observability platform where enterprises large and small can unify all telemetry and observability workflows in a single platform. The motivation for this evolution was to align our roadmap and consumption-based business model to address the needs of our customers. As a result, our platform is no longer a bundle of disjointed SKUs with different pricing models, licenses, and users within the same organization, but a cohesive platform supported by three products:

1.Telemetry Data Platform (“TDP”). Sitting at the core of New Relic One, Telemetry Data Platform is the single source of truth for all operational data, providing users with the ability to ask and answer questions within milliseconds. Customers have the flexibility to rapidly ingest all telemetry data (metrics, events, logs, and traces) at scale from any source, and analyze it all in one place. Once ingested, customers can query that data in milliseconds, build, customize and share dashboards, and create alerts based on signals that matter the most.

2.Full-Stack Observability (“FSO”). With all of a customer’s telemetry in one place, New Relic One provides end-to-end observability in one curated, connected experience. Full-Stack Observability collects and correlates data from APM, logs, infrastructure monitoring, client-side monitoring, and distributed tracing to allow users to easily understand, analyze and troubleshoot their entire stack in just a few clicks. With Full-Stack Observability, customers no longer have to juggle siloed tools with varying and often confusing pricing metrics, that have led to selective instrumentation, tool sprawl, and disconnected silos of critical operational data. Full-Stack Observability gives engineers the curated context they need to solve problems across their entire estate—all in one place.

3.Applied Intelligence (“AI”). Our vision for applied intelligence and machine learning (AI/ML) is to augment engineers' workflows to help them detect, diagnose and resolve problems faster. To achieve this we integrated AI/ML across New Relic One for AI-assisted incident response. With Applied Intelligence, teams can proactively detect and explain anomalies before they become incidents by receiving real-time failure warnings in the incident response tools in which they already work. Applied Intelligence employs purpose-built machine learning algorithms to reduce alert fatigue so engineers can diagnose and respond to incidents faster by enriching their algorithms with intelligence.

The key strengths of New Relic One are:
•End-to-End Observability. All telemetry data, regardless of its source (whether from proprietary or open source agents, APIs, or exporters) is aggregated in one place and available to query, alert, visualize, and navigate, with meaningful analytics powered by comprehensive AI and machine-learning capabilities.
•Faster, Simpler Incident Response. With our AI-assisted incident response, customers can detect issues proactively, reduce alert noise, identify root causes and take action using two-way integration with widely used incident management systems
•Cloud Migration and Adoption. Through the strength of our platform and our strategic partnerships, we help engineers minimize cloud migration risk while accelerating migration timelines so they can observe systems, measure efficacy, and optimize costs before, during, and after a migration.
•Dynamic and On-Demand Scalability. Our multi-tenant SaaS platform scales dynamically and on-demand to some of the largest environments without penalty or pre-reservation requirements. This means our customers can meet the demands of their peak business days with confidence. This dynamic scalability is available at a straightforward and predictable cost, regardless of the architecture or environment, and without punitive pricing for data granularity.
•Spend Predictability, Transparency, and Flexibility. Our platform’s simplified consumption-based pricing model incentivizes users to instrument more of their services, applications, and hosts—and thereby get more value out of their observability platform—while also eliminating unforeseen fees and unpredictable overages. Customers now pay for New Relic One based on their actual consumption of the platform, not unlike how they pay for their cloud providers, and are able to obtain higher degrees of transparency, flexibility and control.
•Our Philosophy. Our mission is to democratize observability by making it a daily practice for all engineers. At the core of our philosophy is an obsession to help teams get past “what” happened and dig deeper to understand "why" their software and systems are behaving as they are. This is increasingly important given the complexity introduced by today’s modern architectures, multi-cloud environments, and distributed teams.
•Open Source Commitment. New Relic is making it easier for everyone to instrument everything through our commitment to open standards, open source instrumentation, and the open communities that support them. We have standardized on OpenTelemetry for all collections and most of our agents are open source. We joined the governing board of the Cloud Native Computing Foundation and are in the process of contributing Pixie, a Kubernetes-native in-cluster observability platform, as an open source project. We are also a founding member of Eclipse Adoptium, a leading provider of Java runtimes.
•Market Leadership. Innovation and disruption is in our DNA. We continue to disrupt the industry with our visionary approach to observability. We have been named a leader in the Gartner APM Magic Quadrant for nine consecutive years and in October 2020, we tied for the #1 rating in the Gartner Peer Insights APM “Voice of the Customer.”
•Platform Extensibility. In addition to the UIs and workflows provided by Telemetry Data Platform and Full-Stack Observability, customers can use the data they ingest into New Relic One to build custom applications that drive measurable value specific to their business. New Relic One supports custom app development via common open source frameworks, a library of existing applications, and a rich development environment.
•Enterprise-grade Security. We have developed robust security processes to help protect the confidentiality, integrity and availability of customer data so that users can control how their data is stored and used. We undergo annual audits by third-party services, and our platform and products have also achieved FedRAMP authorization at a moderate impact level.
Our Growth Strategies
We grow using a “land-and-expand” business model with two primary distribution channels, self-serve and sales-led growth. For customers from whom we generate trailing 12-month revenue of $25,000 and below, self-serve tactics allow these customers to adopt platform features via marketing and product-driven sales. As a customer starts to exceed $25,000 in trailing 12-month revenue, we typically transition the customer to a more traditional direct sales model, or, sales-led growth.

We intend to pursue the following growth initiatives:
•Acquire new customers via self-serve initiatives: We believe we have the most competitive product in the industry. We intend to democratize access to it and drive significant awareness, adoption, and growth in new accounts by accelerating our self-service product marketing and sales efforts.
•Expand consumption within our installed base: Our existing customer base across industry verticals and regions represents a sizable captive market to increase users and data by promoting increased platform engagement and addressing new use cases.
•Accelerate platform roadmap and ship innovation at high velocity: We have a proven track record of pioneering innovations in our industry. We intend to build on that reputation and accelerate our roadmap to broaden the platform capabilities and deepen its features so that more engineers can use New Relic and use it more often.
•Expand our customer base globally through an increasing emphasis on alliances: Commercial partner alliances and expansion in international markets presents a significant opportunity to acquire new customers. We intend to increase our investment on both fronts as more businesses across the world accelerate their cloud native journey.
Operations
We host our applications and serve all our customers from data centers and a combination of cloud hosting providers. We utilize third parties to manage the infrastructure at our data centers. In addition, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform to the public cloud over time. This strategy provides us flexibility to service customers in new and emerging regions and scale our deployment capabilities. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
Human Capital Management
As of March 31, 2021, we had a total of 2,168 employees, including temporary employees, operating across 14 countries, including 609 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.
Culture and Engagement
Our “accountable, bold, authentic, passionate, and connected” core values inform and guide our human capital initiatives and objectives. We screen new hires and measure employee performance against these company values, and regularly measure employee engagement against these values through our surveys and all-hands meetings and AMA (“ask me anything”) sessions. We also use these surveys, meetings, and sessions to collect employee feedback and assess the effectiveness of our culture, our strategy, and various health and well-being programs. We believe our values-driven culture has contributed to our recognition as a great place to work by our employees.
Diversity and Inclusion
We strive to build a diverse workforce, promote equity in our practices, and create inclusive communities for all our employees to thrive. Internally, we offer training for employees around unconscious bias, and other diversity and inclusion-related topics designed to create a culture of belonging. In addition, our Diversity, Equity & Inclusion team works closely with division leaders to review current diversity and inclusion data, identify themes, and create action plans with measurable objectives and key results for their divisions, with the goal of increasing diversity and growing every Relic’s sense of belonging.
We work hard to maintain and enhance our diverse and inclusive environment, creating a workplace where people are highly valued and are empowered to do their best work. Our employee resource groups offer our employees support, mentoring and networking opportunities and help to foster a friendly and diverse workplace.
Compensation and Benefits
New Relic is committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees’ well-being. We provide competitive compensation and benefits to attract and retain talented employees, including offering market-competitive salary, bonuses or sales commissions, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants, as well as provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success. We ensure that our compensation is fair for all employees, regardless of classifications, such as race and gender. We routinely run a rigorous statistical analysis to ensure compensation is fair, taking into account factors that should impact pay, like role, level, location and performance.
Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package including our medical, dental and vision insurance and life and disability insurance plans. In addition, we provide flexible time off, as well as maintain a tax-qualified 401(k) retirement plan that provides eligible U.S employees with an opportunity to save for retirement on a tax-advantaged basis, including providing a match for employee contributions. In structuring these benefit plans, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences.
Training and Development
    Ensuring our employees have access to development opportunities and understand how to grow their career at New Relic is a critical part of our talent and engagement practices. As part of our efforts, we invest in a robust training portal for employees, complete with online courses and live training on a variety of topics. To recognize and promote outstanding employees, we perform a comprehensive annual talent review process, through which we empower employees to drive their professional development in a way that also aligns with company objectives and our company values.
COVID-19 Response
To support employee well-being, New Relic established a number of new programs in response to the COVID-19 pandemic and the transition to full-time work from home. Our top priority has been to ensure our employees have the resources they need to care for themselves and their families. We created flexible work schedule options, gave employees a home office stipend, and implemented for a period of time an unlimited time off code for caregiving or mental health responsibilities, provided additional mental health benefits, hosted learning events such as “Building Resilience” and “Parenting During COVID,” in addition to other various employee-led events such as meditations, workouts, experience sharing and virtual performances.
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
The majority of our research and development team is based in our Portland, Oregon and San Francisco, California offices, but also has a significant presence in our offices in Barcelona, Spain and Tel Aviv, Israel. To foster rapid innovation, our team is further apportioned into smaller, agile development teams.
As of March 31, 2021, we had 668 employees in our research and development organization.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2021, we had 947 employees in our sales and marketing organization.
On April 6, 2021, we announced a restructuring plan to realign our cost structure to better reflect significant product and business model innovation over the past 12 months. In furtherance of this strategy shift, we are reallocating some spending from sales and marketing to increase our investment on research and development.

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
Seasonality
We have experienced seasonality in our sales and operating results in the past, and will continue to experience seasonality in the future. The first two quarters of each fiscal year usually have lower or potentially negative sequential performance obligations, or backlog, and deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we have seen stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, as a portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis.
With our shift in pricing strategy, we may experience additional variation from the seasonality trends we have seen in the past for revenue, backlog, and deferred revenue. Our shift to a consumption model allows our customers to choose lower up-front commitments and to instead pay for their consumption in excess of their commitments. Should this occur as we expect, it may exhibit downward pressure on our backlog and deferred revenue. Meanwhile, in the event our customers’ consumption usage exceeds their up-front commitments in a meaningful amount, we would expect to see a step up in revenue growth.

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
In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2021, we had 28 issued patents in the United States and abroad, and 34 patent applications pending in the United States and abroad. We are also the registered holder of a variety of United States and international domain names that include the term New Relic. Our products utilize our “New Relic” trademark as well as our logo and images.
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
Government Regulation
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our capital expenditures, results of operations, or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.
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
This updated pricing strategy may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within budgeted amounts or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. We expect this pricing transition may result in a one-time negative impact to annual recurring revenue, or ARR, in certain customer segments and negatively impact our revenue and deferred revenue for each customer at the time of their renewal. For example, customers may decide to take advantage of our new pricing model and choose smaller upfront commitments in favor of spending on actual consumption in excess of committed amounts. Whether our pricing model transition will prove successful is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, and our costs. In addition, we expect the metrics we use to gauge the status and success of our pricing model transition may continue to evolve over the course of the transition as significant trends emerge. As the overall portion of revenue derived from our subscription model contracts decreases as a result of our new pricing model, subscription-based metrics that rely upon ARR become less relevant as a measure of the performance of our business. Beginning with the first quarter of fiscal 2022, we will retire our traditional subscription-based key operating metrics that rely upon ARR and provide metrics that we believe give better insight into our business that relies primarily upon consumption-based revenue instead.
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
The COVID-19 pandemic continues to impact worldwide economic activity and financial markets and has resulted in authorities implementing numerous measures to contain the virus. In light of the ongoing uncertainty relating to the COVID-19 pandemic and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic and the successful rollout of vaccines; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
More generally, the COVID-19 pandemic is adversely affecting economies and financial markets globally, and has led to an economic downturn and increased market volatility, with an uncertain effect on technology spending and demand for our offerings, which may harm our business and results of operations. For example, for the fiscal year ended March 31, 2021, COVID-19 negatively impacted expected spending from new and existing customers and has resulted in a portion of our paid customers choosing to renew with a smaller commitment than previous contracts. We have seen our revenue and deferred revenue for the fiscal year ending March 31, 2021 to be, negatively impacted, in part, by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Furthermore, due to our historical reliance on a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Meanwhile, our shift to consumption-based pricing contracts, where the revenue we receive is tied to our customers’ actual usage of our products, may further exacerbate the uncertainty with respect to the revenue we receive from our customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $192.6 million, $88.9 million, and $40.9 million in the fiscal years ended March 31, 2021, 2020, and 2019, respectively. At March 31, 2021, we had an accumulated deficit of $587.1 million. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have a limited operating history with our current business model, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.
We were founded in 2007, launched our first commercial product in 2008, launched our New Relic One platform in 2019, and introduced our updated pricing strategy in July 2020. This limited operating history with our current business model limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future products and platform capabilities, competition from other companies, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new products and platform capabilities, determining prices and pricing structures for our products and platform capabilities, unforeseen expenses, and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results and our business could suffer.
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
To manage our growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:
•effectively attracting, training, integrating, and retaining a large number of new employees, particularly members of our research and development teams and employees and consultants in jurisdictions outside of the United States;
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
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, including as a result of changes to our pricing strategy, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple accounts into a single account, the effects of global economic conditions, including as a result of the COVID-19 pandemic, or reductions in our customers’ spending levels generally.
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
Failure to effectively align our marketing and sales capabilities with our new pricing structure and increase sales efficiency could harm our ability to increase our customer adoption and achieve broader market acceptance of our products.
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to align our marketing and sales capabilities with our new pricing structure and increase sales efficiency. In connection with our restructuring plan, we are realigning our cost structure to better reflect significant product and business model innovation with the expectation that go-to-market operations in our new consumption-based business model will be more efficient, thus requiring less investment, than in our former more traditional subscription model.
The effectiveness of our marketing programs has varied over time and may vary in the future due to competition, and we are continuously making adjustments to increase our emphasis on overall product experience and reorient our sales organization around customer success. All of these efforts have required and will continue to require us to invest significant resources. If we are unable to hire, develop, and retain talented sales personnel, if our sales personnel are unable to achieve desired productivity levels in a reasonable period of time or unable to successfully execute sales strategies in connection with our pricing model changes, or if our sales and marketing programs are not effective, our ability to increase our customer adoption and achieve broader market acceptance of our products could be harmed.
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
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. The first two quarters of each fiscal year usually have lower or potentially negative backlog and sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, which tend to have a concentration of increased activity in the periods surrounding the change of the Company’s fiscal year. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, as a portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis. However, with our shift in pricing strategy, we may experience additional variation from the seasonality trends we have seen in the past for revenue, backlog, and deferred revenue. Accordingly, historical patterns should not be considered indicative of our future sales activity or performance.
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
During the fiscal year ended March 31, 2021, we derived approximately 31% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:

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
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally, we may find it difficult to continue to maintain and develop our corporate culture. There have been recent changes in our senior executive management team resulting from the hiring, promotion or departure of these personnel, and we expect to also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to the creation of new management systems and processes and differences in management style, any of which could adversely impact our corporate culture. In addition, our restructuring plan announced in April 2021 may have adverse consequences on our corporate culture which may result in attrition beyond our planned reduction in workforce, decrease employee morale or further impact our ability to retain highly skilled employees. We may need to continue to adapt our corporate culture and work environments to such changing circumstances. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
As of March 31, 2021, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:
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
As of our fiscal year ended March 31, 2021, we had U.S. federal and state net operating losses of approximately $707.8 million and $389.0 million, respectively. Other than federal net operating losses arising in tax years beginning after December 31, 2017, the federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028 and 2022, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law, as modified by the federal tax law changes enacted in March 2020, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, for state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state net operating losses to offset California taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed.
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
Risks Related to Laws and Regulations
We are subject to stringent and rapidly changing laws, regulations, industry standards, contractual obligations, and other obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations by us, our customers, or third parties with whom we work could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.
We, our customers, and third parties who we work with are subject to numerous evolving and increasingly stringent domestic and foreign laws and other obligations relating to privacy, data protection, and data security that are increasing the cost and complexity of operating our business.
Foreign laws relating to privacy, data protection, and data security are undergoing a period of rapid change and have become more stringent in recent years. For example, the General Data Protection Regulation (“GDPR”) took effect in the European Union (“EU”) in May 2018 and has also been transposed into national law in the United Kingdom (“UK”). The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenues, restrictions or prohibitions on processing of personal information, and private litigation. The GDPR requires companies to give detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts with customers and vendors; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct, and delete their personal information. The GDPR also requires controllers to conduct data protection impact assessments for certain types of processing and requires processors to assist controllers with such assessments, which may be complex and burdensome to conduct. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online, and a new regulation proposed in the EU called the e-Privacy Regulation may make such restrictions more stringent.
European privacy, data protection, and data security laws, including the GDPR, also generally restrict the transfer of personal information from Europe, including the European Economic Area (“EEA”), the UK, and Switzerland, to the United

States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The Court of Justice of the European Union, however, recently invalidated the Privacy Shield framework, one of the primary safeguards used for cross-border data transfers from the EU, and raised questions on the viability of the primary alternative to the Privacy Shield framework, the European Commission’s Standard Contractual Clauses (“SCCs”). Authorities in Switzerland have since raised similar questions about the SCCs as a mechanism for complying with Swiss data transfer requirements. At present, there are few, if any, viable alternatives to the SCCs. In addition, the regulation of data transfers between the EU and UK remains subject to post-Brexit uncertainty. For example, pursuant to a post-Brexit trade deal between the UK and the EU, transfers of personal information from the EEA to the UK are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an adequacy finding with respect to the UK before the end of that period, the UK will be considered a “third country” under the GDPR and transfers of European personal information to the UK will require an adequacy mechanism or an additional safeguard. Further, in November 2020, EU regulators proposed a new set of SCCs, which would impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions. The new SCCs may increase the legal risks and liabilities under the European privacy, data protection, and data security laws. If our efforts to comply with Europe’s highly dynamic cross-border data transfer requirements are not successful, we will face increased risk of substantial fines by European regulators and prohibitions on data processing. These requirements may also result in reduced demand for our services from customers subject to the GDPR and require us to increase our data processing capabilities and other operations in Europe at significant expense.
Other jurisdictions are also passing more stringent privacy, data protection and data security laws. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) ("LGPD"), and Japan recently passed amendments to its Act on the Protection of Personal Information (“APPI”). Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
Many states have enacted privacy, data protection, and data security laws. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020 (“CPRA”), that will substantially expand the CCPA effective January 1, 2023. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, which emulates the CCPA and CPRA in many respects, and proposals for comprehensive privacy and data security legislation are advancing in several other states. A patchwork of differing state privacy and data security laws would increase the cost and complexity of operating our business and increase our exposure to liability.
Like our legal obligations, the demands our customers place on us relating to privacy, data protection, and data security are becoming more stringent. Laws such as the GDPR and CCPA increasingly require companies to impose specific contractual restrictions on their service providers. We are also subject to the terms of our privacy and security policies, representations, certifications, publications, contractual obligations, and other obligations related to privacy, data protection, and data security, including operating rules and standards imposed by industry organizations such as PCI-DSS. Although we endeavor to comply with our obligations, we and the third parties on which we rely may at times fail to do so or may be perceived to have failed to do so. Such failures could subject us to regulatory enforcement action as well as costly legal claims by affected individuals or our customers.
We strive to comply with applicable privacy, data protection, and data security laws and other obligations, but we cannot fully determine the impact that current or future such laws and other obligations may have on our business or operations. Such laws or obligations may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal, contractual, or other obligations relating to privacy, data protection, or data security or, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.

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
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2021, we had 28 issued patents in the United States and abroad and 34 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through March 31, 2021. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, including the ongoing COVID-19 pandemic, effects of climate change and other events beyond our control. We rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted products, and sales activities. The west coast of the United States contains active earthquake zones and this area has also historically experienced, and is projected to continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Although we maintain crisis management and disaster response plans, in the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

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
Holders of Record
As of May 7, 2021, there were 63 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on March 31, 2016, and its relative performance is tracked through March 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative Total Return
Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
3/31/16
3/31/17
3/31/18
3/31/19
3/31/20
3/31/21
NEWR
S&P 500
S&P 1500 IT

	3/31/16	3/31/17	3/31/18	3/31/19	3/31/20	3/31/21
New Relic, Inc.	$100.00	$142.14	$284.20	$378.45	$177.30	$235.74
S&P 500	$100.00	$114.71	$128.21	$137.61	$125.48	$192.88
S&P Composite 1500 Information Technology	$100.00	$123.56	$154.73	$175.39	$188.63	$313.37
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended March 31, 2021, 2020, and 2019, and the consolidated balance sheet data as of March 31, 2021 and 2020 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended March 31, 2018 and 2017 and the consolidated balance sheet data as of March 31, 2019, 2018, and 2017 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Financial data for the years ended March 31, 2021, 2020 and 2019 have been adjusted to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, regarding Accounting Standards Codification Topic 606 (“ASC 606”). In addition to the impact of ASC 606, financial data for the fiscal year ended March 31, 2021 and 2020 includes the impact from the adoption of ASU 2016-02, Leases, regarding Accounting Standards Codification Topic 842 (“ASC 842”).

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$667,648	$599,510	$479,225	$355,058	$263,479
Cost of revenue (1)	181,564	103,237	77,399	62,725	49,990
Gross profit	486,084	496,273	401,826	292,333	213,489
Operating expenses:
Research and development (1)	174,851	148,159	104,859	74,332	61,054
Sales and marketing (1)	361,702	334,319	257,066	207,021	168,163
General and administrative (1)	120,931	99,284	73,007	57,788	45,615
Total operating expenses	657,484	581,762	434,932	339,141	274,832
Loss from operations	(171,400)	(85,489)	(33,106)	(46,808)	(61,343)
Other income (expense):
Interest income	7,888	15,482	13,103	2,190	1,189
Interest expense	(24,901)	(23,695)	(19,679)	(86)	(87)
Other income (expense), net	(1,918)	2,934	(1,377)	343	(572)
Loss before income taxes	(190,331)	(90,768)	(41,059)	(44,361)	(60,813)
Income tax provision	559	211	697	959	264
Net loss	$(190,890)	$(90,979)	$(41,756)	$(45,320)	$(61,077)
Net loss and adjustment attributable to redeemable non-controlling interest	$(1,720)	$2,042	$863	$—	$—
Net loss attributable to New Relic	$(192,610)	$(88,937)	$(40,893)	$(45,320)	$(61,077)
Net loss attributable to New Relic per share, basic and diluted (2)	$(3.15)	$(1.52)	$(0.72)	$(0.83)	$(1.18)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	61,070	58,601	56,884	54,814	51,715

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
	(in thousands)
Cost of revenue	$5,939	$5,303	$3,487	$2,440	$1,847
Research and development	40,964	31,703	17,634	12,176	9,975
Sales and marketing	54,695	43,548	23,253	16,925	13,042
General and administrative	33,545	18,982	11,824	9,057	7,082
Total stock-based compensation expense	$135,143	$99,536	$56,198	$40,598	$31,946

(2)See notes 1 and 14 of the notes to our consolidated financial statements for a description of how we compute net loss attributable to New Relic per share, basic and diluted.

	As of March 31,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$240,821	$292,523	$234,356	$132,479	$88,305
Short-term investments	575,254	512,574	510,372	115,441	118,101
Working capital	586,235	623,871	598,974	144,348	121,274
Total assets	1,398,619	1,258,434	1,090,227	443,326	352,269
Deferred revenue	375,268	316,327	271,597	190,282	126,404
Total liabilities	981,255	866,126	737,864	228,222	165,425
Total stockholders’ equity	413,975	390,639	349,630	215,104	186,844

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
Overview
New Relic delivers the observability platform for engineers to plan, build, deploy and operate more perfect software. We offer a comprehensive suite of products delivered on an open and extensible cloud-based platform that enables organizations to collect, store and analyze massive amounts of data in real time so they can better operate their applications and infrastructure and improve their digital customer experience.

New Relic One is our purpose-built offering for customers to land all of their telemetry data quickly and affordably in one place, and to translate that data into actionable insights. We believe a truly unified front-end that sits on top of a single database helps our users avoid complexity and confusion that would be associated with relying instead upon multiple different but related products.
Our revenue for the fiscal years ended March 31, 2021 and 2020 was $667.6 million and $599.5 million, respectively, representing year-over-year growth of 11%. Although we have experienced substantial revenue growth in historical periods, we have had difficulty maintaining our historical growth rates as our business has scaled, even in the periods where our revenue grew in absolute terms. Meanwhile, we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $192.6 million and $88.9 million for the fiscal years ended March 31, 2021 and 2020, respectively. Our accumulated deficit as of March 31, 2021 was $587.1 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, or EMEA; Asia-Pacific, or APAC; and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 16%, 9%, and 6%, respectively, of our revenue for the fiscal year ended March 31, 2021, and 16%, 9%, and 5%, respectively, of our revenue for the fiscal year ended March 31, 2020. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 2,168 employees as of March 31, 2021 from 2,131 as of March 31, 2020, and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity.
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
More generally, the COVID-19 pandemic is still adversely affecting economies and financial markets globally, and has led to an economic downturn and increased market volatility, with an uncertain effect upon technology spending and demand for our offerings, which may harm our business and results of operations. For example, for the fiscal year ended March 31, 2021, the COVID-19 pandemic has negatively impacted expected spending from new and existing customers and has resulted in a portion of our paid customers choosing to renew with a smaller commitment than previous contracts. We will continue to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. We have seen our revenue and deferred revenue to be, in part, negatively impacted by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Furthermore, due to our historical reliance upon a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
In addition, on July 30, 2020, we announced an updated pricing strategy that prices customer spend based upon their consumption; customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing, which we refer to as “Annual Pool of Funds.” Consumption under this model is measured by the number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform. Although we expect, in the near term, that this transition will have a negative impact on our results of operations and our key operating metrics for the reasons described below, we believe that this pricing model transition will increase customer adoption and allow us to better retain and expand within our paid accounts over the long term, and thereby have a positive impact on sales and marketing productivity. However, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would not be fully reflected in our results of operations until future periods.
On April 6, 2021, we announced to a restructuring plan to realign our cost structure to better reflect significant product and business model innovation over the past 12 months. We expect that go-to-market operations in our new consumption-based business model will be more efficient, thus requiring less investment, than our former more traditional subscription model. In furtherance of this strategy shift, we are reallocating some spending to increase our investment on research and development. We believe these initiatives will better align resources to provide further operating flexibility and position the business for its long-term success.
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
Retention and Expansion. A key factor in our success is the retention and expansion of our platform usage with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase our revenue from sales to our current customers as they become more familiar with our products and adopt our products to address additional business use cases. In addition, we believe the shift in our pricing strategy will allow sales resources to focus energy on helping customers increase their data ingestion and the number of users and use cases.
Key Operating Metrics
The pricing changes announced in the second quarter of fiscal 2021 shifted our business model away from a reliance upon subscription-based revenue to a reliance upon consumption-based revenue.
A key financial indicator when employing a subscription-based model is annual recurring revenue (“ARR”), which is the revenue that we would expect to receive from our customers over the following 12-month period without any increase or reduction in any of the customer’s contractual commitments. In a consumption model, customers can pay as they use the product, without any up-front commitment. Therefore, ARR, which is based on commitments, does not capture actual usage, also known as consumption. We expect a meaningful amount of revenue will be recognized from customers under our Annual Pool of Funds consumption model, where consumption in excess of the committed contractual amount will result in additional revenue. Meanwhile, the Pay as You Go component of the consumption model does not have an up-front commitment at all. In either of these consumption-based engagements, the revenue committed at the outset of a contractual engagement is not necessarily determinative of the revenue we will ultimately receive from the customer. Therefore, as the overall portion of revenue derived from subscription model contracts decreases, the associated subscription-based metrics that rely upon ARR become less relevant as a measure of the performance of the business.
As we begin fiscal 2022, our focus has shifted away from legacy subscription model contracts to new consumption model contracts. As such, we will retire ARR and all of our traditional subscription-based key operating metrics that rely upon ARR beginning with the first quarter of fiscal 2022. In place of ARR and ARR derived metrics, we will provide metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue instead.
In the meantime, however, a portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base. Therefore, with these caveats, we review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions:
Annual Recurring Revenue. Our ARR as of March 31, 2021 was $673.7 million which was a 4.9% increase compared to $642.4 million as of March 31, 2020.
As noted above, we only recognize as ARR the committed contractual amount for customers under the Annual Pool of Funds model; therefore, ARR does not include contracts under the Pay as You Go model. Our pricing transition resulted in downward pressure on ARR through the end of fiscal year 2021 as customers took advantage of our new pricing model, which, in some instances, resulted in the choice of smaller up-front commitments in favor of spending on actual consumption in excess of committed amounts. We believe these pricing model changes, which rely upon a consumption model, will over time result in higher revenue as market adoption of our platform and new pricing model grows.
ARR should be viewed independently of historical revenue as the operating metric is not intended to be a replacement for revenue forecasts.
Number of Paid Business Accounts with ARR over $100,000 and Number of Paid Business Accounts. As a measure of our business, we have occasionally reported paid business accounts, which we define as customers that are identified by a unique account identifier for which we have recognized revenue on the last day of the period indicated. A single organization or customer may have multiple paid business accounts for separate divisions, segments, or subsidiaries. Inherent to the definition of this metric, however, is a focus on an ongoing contractual commitment as of the end of the given period. Therefore, if a customer is not engaged in a financial commitment with us on the last day of the last month of the quarter, that customer is not considered a paid business account. Importantly, in a consumption model, many of our customers, especially our smaller customers, choose not to engage in an up-front financial commitment with us, which means that many of our customers that pay us consistently, but perhaps not regularly, are not captured in our current definition of paid business accounts. As a result, the historical definition we have used for our paid business account metric, which was defined when we were primarily a subscription business, does not capture all of our paying customers.
As of March 31, 2021, we had 12,900 paid business accounts, which is down from 16,300 paid business accounts as of March 31, 2020. We round the number of total paid business accounts that we report as of a particular date down to the nearest hundred. As noted above, our paid business account metric excludes customers that are paying us when they use our products, but have not made a commitment to pay us on a regular basis. Enabling customers to use and pay for our products without a commitment has become the primary engagement model for new and lower-spend customers on our platform.
Importantly, a portion of the decline in total paid business accounts has been the deliberate result of our transition to a self-serve initiative and a consumption-based pricing model. First, we introduced a free tier in July 2020, designed to drive awareness and fill the top of our marketing funnel with qualified leads. One of the by-products of this decision was that a large number of our lower-spend customers qualified for this free tier based on their then-existing usage, and was therefore able to continue use of our platform without further obligation to continue paying us. While the revenue impact associated with offering these lower-spend customers free product may have been minimal, the conversion of these accounts to the free tier had a significant impact on our total paid business account metric. Second, in order to make our go-to-market motion more efficient, many of our lower-spend customers that had previously been covered with our direct-sales model have been given the opportunity to engage instead as part of our self-serve model at the time of their renewal. Because our self-serve model does not contain a financial commitment to continue paying us, accounts that shift to the self-serve model are no longer counted in our paid business account metric.
Irrespective of pricing model, we continue to believe that the acquisition of larger accounts within our overall customer base, as well as expansion within our existing paid business accounts, are important indicators of our overall business. We have in part historically measured our performance in these areas with reference to our number of paid business accounts with ARR over $100,000. We had 1,048 paid business accounts with ARR over $100,000 as of March 31, 2021, which was a 5.3% increase compared to 995 as of March 31, 2020.

	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Paid Business Accounts > $100,000	1,048	1,051	1,039	1,025
Percentage of ARR from Paid Business Accounts with ARR over $100,000. Historically, paid business accounts with ARR over $100,000 have generally had a materially higher rate of renewal than paid business accounts with ARR less than $100,000. We therefore believe that the percentage of our total ARR that comes from paid business accounts with ARR over $100,000 is a key indicator, as our ability to increase and retain paid business accounts in this category of spend has a significant impact on our overall financial performance and key operating metrics.
Our percentage of ARR from paid business accounts with ARR over $100,000 was 80% as of March 31, 2021, compared to 75% as of March 31, 2020.

	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Percentage of ARR from Paid Business Accounts > $100,000	80%	79%	77%	76%
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
Our annualized dollar-based net expansion rate decreased to 98.7% for the three-month period ended March 31, 2021 from 115.7% for the three-month period ended March 31, 2020. As a metric that is derived from ARR, our pricing transition resulted in downward pressure on our annualized dollar-based net expansion rate through the end of fiscal year 2021 as customers took advantage of our new pricing model, which, in some instances, resulted in the choice of smaller up-front commitments in favor of spending on actual consumption in excess of committed amounts.

	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Annualized Dollar-Based Net Expansion Rate	98.7%	107.6%	97.8%	100.4%

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
Most of our revenue comes from contracts that are non-cancellable over the contract term. We had remaining performance obligations, or backlog, in the amount of $726.8 million and $635.2 million as of March 31, 2021 and March 31, 2020, respectively, consisting of both billed and unbilled consideration.
Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth in that period.
The first two quarters of each fiscal year usually have lower or potentially negative sequential backlog and deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we have seen stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, as a portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis.
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
In addition, our revenue and deferred revenue in fiscal 2021 have been negatively impacted, in part, by the slowdown in activity associated with the COVID-19 pandemic as well as by our change in pricing strategy announced on July 30, 2020. Due to our historical reliance upon a subscription-based business model, the effects of the COVID-19 pandemic to date were not fully reflected in our results of operations until later periods. Meanwhile, although we have seen indications of improved market acceptance of our platform and new pricing strategy, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would also not be fully reflected in our results of operations until future periods.
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
Cost of Revenue
Cost of revenue consists of expenses relating to data center operations, hosting-related costs, payment processing fees, depreciation and amortization, consulting costs, and salaries and benefits of operations and global customer support personnel. Salaries and benefits costs associated with our operations and global customer support personnel consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer adoption and the number of products we offer, as customer usage continues to grow. Additionally, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. We have decreased the amount of capital expenditures on hosting equipment for use in our data center hosting facilities as we transition to greater dependence on cloud hosting providers. This public cloud migration has resulted and will continue to result in significant increased costs in the short term as we are incurring cloud migration costs as well as costs to maintain our data center operations.

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
Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. Commissions are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. In future periods, with our shift to a consumption model and shift in pricing strategy, we expect that the majority of commissions will no longer be capitalized and will instead mostly be expensed as incurred. Sales and marketing expenses also include the costs of our marketing and brand awareness programs, including our free tier offering.
We expect that go-to-market operations in our new consumption-based business model will be more efficient, and requires less investment, than in our former more traditional subscription model. In furtherance of this strategy shift, we are reallocating some spending from sales and marketing to increase our investment on research and development. While we expect this to contribute to a decrease in our sales and marketing expenses over time, we expect sales and marketing expenses to continue to be our largest operating expense category for the foreseeable future. While we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, our sales and marketing expenses may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our sales and marketing expenses.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, information technology, finance and accounting employees, and executives. Also included are non-personnel costs, such as legal and other professional fees.
We plan to continue to expand our business both domestically and internationally, and we expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to remain flat or decrease modestly as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate from period to period depending on the timing and extent of our general and administrative expenses, such as litigation or accounting costs.
Other Income (Expense)
Other income (expense) consists primarily of interest income, interest expense, foreign exchange gains and losses, and gains on lease modifications.

Results of Operations For Fiscal Years Ended March 31, 2021 and 2020
The following tables summarize our consolidated statements of operations data for the fiscal years ended March 31, 2021 and March 31, 2020 and as a percentage of our revenue for those periods. For a discussion of our consolidated statement of operations data for the fiscal year ended March 31, 2019 and as a percentage of revenue for that period, see “Results of Operations for Fiscal Years Ended March 31, 2019, 2018, and 2017” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 15, 2020, or our Annual Report. For a discussion of our liquidity and capital resources for the fiscal year ended March 31, 2019, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report. The period to period comparison of results is not necessarily indicative of results for future periods.

	Fiscal Year Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$667,648	$599,510
Cost of revenue (1)	181,564	103,237
Gross profit	486,084	496,273
Operating expenses:
Research and development (1)	174,851	148,159
Sales and marketing (1)	361,702	334,319
General and administrative (1)	120,931	99,284
Total operating expenses	657,484	581,762
Loss from operations	(171,400)	(85,489)
Other income (expense):
Interest income	7,888	15,482
Interest expense	(24,901)	(23,695)
Other income (expense), net	(1,918)	2,934
Loss before income taxes	(190,331)	(90,768)
Income tax provision	559	211
Net loss	$(190,890)	$(90,979)
Net loss and adjustment attributable to redeemable non-controlling interest	$(1,720)	$2,042
Net loss attributable to New Relic	$(192,610)	$(88,937)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$5,939	$5,303
Research and development	40,964	31,703
Sales and marketing	54,695	43,548
General and administrative	33,545	18,982
Total stock-based compensation expense	$135,143	$99,536

	Fiscal Year Ended March 31,
	2021	2020
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	27	17
Gross profit	73	83
Operating expenses:
Research and development (1)	26	25
Sales and marketing (1)	54	56
General and administrative (1)	18	16
Total operating expenses	98	97
Loss from operations	(25)	(14)
Other income (expense):
Interest income	1	3
Interest expense	(4)	(4)
Other income (expense), net	—	—
Loss before income taxes	(28)	(15)
Income tax provision	—	—
Net loss	(28%)	(15%)
Net loss and adjustment attributable to redeemable non-controlling interest	—	—
Net loss attributable to New Relic	(28%)	(15%)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2021	2020
	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	6	6
Sales and marketing	8	7
General and administrative	5	3
Total stock-based compensation expense	20%	17%
Revenue

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
United States	$460,944	$417,827	$43,117	10%
EMEA	104,184	98,651	5,533	6%
APAC	62,590	50,831	11,759	23%
Other	39,930	32,201	7,729	24%
Total revenue	$667,648	$599,510	$68,138	11%
Revenue increased $68.1 million, or 11%, in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. The increase was primarily due to an increase in product adoption by existing customers. Our revenue from EMEA increased $5.5 million, or 6%, in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020, and our revenue from APAC increased $11.8 million, or 23%, in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020, primarily as a result of an increase in product adoption by existing customers in these geographic regions.

Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$181,564	$103,237	$78,327	76%
Cost of revenue increased $78.3 million, or 76%, in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. The increase was primarily a result of an increase in hosting-related costs of $70.1 million as a result of the additional expenses incurred in connection with our public cloud migration. The remaining increase was due to an increase in depreciation expense and amortization expense of $9.0 million primarily as a result of the addition of site equipment and acquired technology, an increase in other miscellaneous expenses of $0.2 million, and an increase in personnel-related costs of $0.3 million. This was partially offset by a decrease in travel expense of $0.8 million due to global restrictions as a result of the COVID-19 pandemic, and a decrease in payment processing fees of $0.5 million.
Research and Development

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$174,851	$148,159	$26,692	18%
Research and development expenses increased $26.7 million, or 18%, in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. The increase was primarily the result of an increase in personnel-related costs of $23.4 million, driven by an increase in headcount and compensation-related expense increases. The remaining increase was due to a $6.6 million increase in software subscription and consulting expenses and $0.7 million increase in facilities and depreciation expenses. This was partially offset by a decrease in travel expenses of $3.8 million due to global travel restrictions as a result of the COVID-19 pandemic.
Sales and Marketing

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$361,702	$334,319	$27,383	8%
Sales and marketing expenses increased $27.4 million, or 8%, in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. The increase was primarily a result of an increase in personnel-related costs of $35.9 million, driven by an increase in sales commissions due to revenue growth and compensation-related expense increases. The remaining increase was due to a $3.1 million increase in allocated costs, including facilities, depreciation and costs associated with our free tier offering, a $2.8 million increase in marketing programs, a $1.8 million increase in software subscription and consulting expenses, and a $0.7 million increase in miscellaneous operating expenses. This was partially offset by a decrease in travel expenses of $16.8 million due to global travel restrictions as a result of the COVID-19 pandemic.
General and Administrative

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$120,931	$99,284	$21,647	22%
General and administrative expenses increased $21.6 million, or 22%, in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. The increase was primarily a result of an increase in personnel-related costs of $26.2 million, driven by an increase in headcount and compensation-related expense increases. The remaining increase was due to a $1.3 million increase in software subscription and consulting expenses and a $0.6 million increase in legal and accounting expenses. This was partially offset by a $3.5 million decrease in travel expense due to global travel restrictions as a result of the COVID-19 pandemic, a $2.0 million decrease in allocated costs, including facilities and depreciation, and a $1.0 million decrease in miscellaneous operating expense.

Other Income (Expense)

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense)	$(18,931)	$(5,279)	$(13,652)	259%
Other expense increased by $13.7 million, or 259%, in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. The increase was primarily due to a $7.6 million decrease in interest income due to the drop in interest rates and the absence of a $3.0 million lease modification gain recognized in the prior period.
Provision for Income Tax

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$559	$211	$348	165%
Income tax expense increased $0.3 million, or 165% from $0.2 million in the fiscal year ended March 31, 2020 to $0.5 million in the fiscal year ended March 31, 2021. The increase was mostly due to the increase in U.S. tax expense offset by a decrease in foreign tax expense.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Fiscal Year Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(1,720)	$2,042	$(3,762)	184%
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $3.8 million or 184% in the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. The decrease is related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K. offset by share of associated losses.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight fiscal quarters in the period ended March 31, 2021, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full fiscal year or any future period.

	Three Months Ended
	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
	(in thousands, except per share data)
Revenue	$172,669	$166,340	$166,054	$162,585	$159,657	$153,028	$145,815	$141,010
Cost of revenue (1)	57,125	45,968	45,198	33,273	28,073	26,402	25,149	23,613
Gross profit	115,544	120,372	120,856	129,312	131,584	126,626	120,666	117,397
Operating expenses:
Research and development (1)	43,606	45,773	44,628	40,844	41,301	38,387	34,132	34,339
Sales and marketing (1)	94,796	92,392	89,378	85,136	89,608	87,704	80,157	76,850
General and administrative (1)	31,450	30,249	29,798	29,434	28,155	24,751	23,278	23,100
Total operating expenses	169,852	168,414	163,804	155,414	159,064	150,842	137,567	134,289
Loss from operations	(54,308)	(48,042)	(42,948)	(26,102)	(27,480)	(24,216)	(16,901)	(16,892)
Other income (expense):
Interest income	1,153	1,734	2,220	2,781	3,538	3,793	4,011	4,140
Interest expense	(6,352)	(6,229)	(6,216)	(6,104)	(6,035)	(5,953)	(5,888)	(5,819)
Other income (expense), net	(108)	(811)	(604)	(395)	106	(465)	315	2,978
Loss before income taxes	(59,615)	(53,348)	(47,548)	(29,820)	(29,871)	(26,841)	(18,463)	(15,593)
Income tax provision (benefit)	(717)	564	380	332	(1,307)	894	660	(36)
Net loss	$(58,898)	$(53,912)	$(47,928)	$(30,152)	$(28,564)	$(27,735)	$(19,123)	$(15,557)
Net loss and adjustment attributable to redeemable non-controlling interest	$(2,779)	$286	$377	$396	$605	$540	$509	$388
Net loss attributable to New Relic	$(61,677)	$(53,626)	$(47,551)	$(29,756)	$(27,959)	$(27,195)	$(18,614)	$(15,169)
Net loss per share attributable to New Relic, basic and diluted (2)	$(0.98)	$(0.88)	$(0.79)	$(0.50)	$(0.47)	$(0.46)	$(0.32)	$(0.26)
Weighted-average shares used to compute net loss per share, basic and diluted (2)	62,621	61,209	60,545	59,927	59,351	58,733	58,372	57,944

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
	(in thousands)
Cost of revenue	$1,343	$1,472	$1,622	$1,502	$1,466	$1,315	$1,300	$1,222
Research and development	10,750	10,960	10,450	8,804	8,630	8,611	7,434	7,028
Sales and marketing	11,735	15,115	14,537	13,308	12,866	11,090	10,533	9,059
General and administrative	8,271	8,922	8,758	7,594	6,078	4,934	4,091	3,879
Total stock-based compensation expense	$32,099	$36,469	$35,367	$31,208	$29,040	$25,950	$23,358	$21,188

(2)See notes 1 and 14 of the notes to our consolidated financial statements for a description of how we compute net loss attributable to New Relic per share, basic and diluted.

	Three Months Ended
	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (1)	33	28	27	20	18	17	17	17
Gross profit	67	72	73	80	82	83	83	83
Operating expenses:
Research and development (1)	25	27	27	25	26	25	23	24
Sales and marketing (1)	55	56	54	53	56	57	56	55
General and administrative (1)	18	18	18	18	17	16	16	16
Total operating expenses	98	101	99	96	99	98	95	95
Operating loss	(31)	(29)	(26)	(16)	(17)	(15)	(12)	(12)
Other income (expense):
Interest income	1	1	1	2	2	2	3	3
Interest expense	(4)	(4)	(4)	(4)	(4)	(4)	(4)	(4)
Other income (expense), net	—	—	—	—	—	—	—	2
Loss before income taxes	(34)	(32)	(29)	(18)	(19)	(17)	(13)	(11)
Income tax provision (benefit)	—	—	—	—	(1)	1	—	—
Net loss	(34%)	(32%)	(29%)	(18%)	(18%)	(18%)	(13%)	(11%)
Net loss and adjustment attributable to redeemable non-controlling interest	(2)	—	—	—	—	—	—	—
Net loss attributable to New Relic	(36%)	(32%)	(29%)	(18%)	(18%)	(18%)	(13%)	(11%)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%	1%	1%	1%	1%
Research and development	6	7	6	5	5	6	5	5
Sales and marketing	7	9	9	8	8	7	7	6
General and administrative	5	5	5	5	4	3	3	3
Total stock-based compensation expense	19%	22%	21%	19%	18%	17%	16%	15%
Quarterly Revenue Trends
Our quarterly revenue increased sequentially for each period presented, primarily due to sales of new subscriptions to our products and expanding use of our products by our existing customers. We cannot assure you that this pattern of sequential growth in revenue will continue. In future periods, as our rate of revenue growth declines, seasonality in our revenue may become more apparent. Further, with our pricing strategy change and focus on consumption we may continue to see downward pressure on revenue growth until our customers’ consumption usage exceeds their up-front commitments.
Quarterly Gross Margin Trends
Our gross margin decreased during the past fiscal year, due to our public cloud migration which has resulted in significant increased costs in the short term as we are incurring cloud migration costs as well as costs to maintain our data center operations. In future periods, we expect that our gross margin will have additional downward pressure during our public cloud migration, but we will see our gross margin increase when our transition to the public cloud is complete.
Quarterly Expense Trends
Research and development, sales and marketing, and general and administrative expenses generally increased sequentially over the periods as we increased our headcount to support continued investment in our products. The increase in personnel costs was primarily related to increases in headcount and merit-based compensation increases, along with higher stock-based compensation expense.

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) lease exit costs and accelerated depreciation, (3) amortization of stock-based compensation capitalized in software development costs, (4) the amortization of purchased intangibles, (5) employer payroll tax expense on equity incentive plans and (6) amortization of debt discount and issuance costs, and in certain periods, (7) the transaction costs related to acquisitions (8) lawsuit litigation cost and other expense, (9) gain or loss from lease modification, and (10) adjustment to redeemable non-controlling interest. We use non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
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
Amortization of debt discount and issuance costs. In May 2018, we issued $500.25 million of our 0.50% convertible senior notes due 2023 (the “Notes”), which bear interest at an annual fixed rate of 0.5%. The effective interest rate of the Notes was 5.74%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, and debt issuance costs, which reduce the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. The expense for the amortization of debt discount and debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.

Gain or loss from lease modification. We may incur a gain or loss from modification related to lease agreements. We believe it is useful to exclude such charges or benefits because we do not consider such amounts to be part of the ongoing operation of our business and because of the singular nature of benefit or charge from such events.
Adjustment to redeemable non-controlling interest. In fiscal year 2021, we made an adjustment to the value of redeemable non-controlling interest in connection with our joint venture in New Relic K.K. We believe it is useful to exclude the adjustment to redeemable non-controlling interest because it may not be indicative of our future operating results and that investors benefit from an understanding of our operating results without giving effect to this adjustment.
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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three months ended and fiscal year ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2021	2020	2021	2020
GAAP loss from operations	$(54,308)	$(27,480)	$(171,400)	$(85,489)
Plus: Stock-based compensation expense	32,099	29,040	135,143	99,536
Plus: Lease exit costs and accelerated depreciation	—	—	—	3,641
Plus: Amortization of purchased intangibles	1,676	368	5,505	1,663
Plus: Transaction costs related to acquisitions	—	—	885	251
Plus: Amortization of stock-based compensation capitalized in software development costs	379	182	1,222	835
Plus: Lawsuit litigation cost and other expense	—	10	254	1,531
Plus: Employer payroll tax on employee equity incentive plans	1,680	1,356	3,800	3,042
Non-GAAP income (loss) from operations	$(18,474)	$3,476	$(24,591)	$25,010

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2021	2020	2021	2020
GAAP net loss attributable to New Relic	$(61,677)	$(27,959)	$(192,610)	$(88,937)
Plus: Stock-based compensation expense	32,099	29,040	135,143	99,536
Plus: Lease exit costs and accelerated depreciation	—	—	—	3,641
Plus: Amortization of purchased intangibles	1,676	368	5,505	1,663
Plus: Transaction costs related to acquisitions	—	—	885	251
Plus: Amortization of stock-based compensation capitalized in software development costs	379	182	1,222	835
Plus: Lawsuit litigation cost and other expense	—	10	254	1,531
Plus: Employer payroll tax on employee equity incentive plans	1,680	1,356	3,800	3,042
Plus: Amortization of debt discount and issuance costs	5,704	5,389	22,336	21,107
Plus: Adjustment to redeemable non-controlling interest	3,141	—	3,141	—
Less: Gain on lease modification	—	—	—	(3,006)
Non-GAAP net income (loss) attributable to New Relic	$(16,998)	$8,386	$(20,324)	$39,663
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
Liquidity and Capital Resources

	Fiscal Year Ended March 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$69,866	$93,419
Cash used in investing activities	(142,857)	(64,629)
Cash provided by financing activities	21,290	26,213
Net increase (decrease) in cash, cash equivalents and restricted cash	$(51,701)	$55,003
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the timing of our public cloud migration and the related decreased spending on capital expenditures, the introduction of new and enhanced products, seasonality of our billing activities, the timing and extent of spending to support our growth strategy, the continued market acceptance of our products, and competitive pressures. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. We may need to raise additional funds from equity or debt securities in order to meet those capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the fiscal year ended March 31, 2021, cash provided by operating activities was $69.9 million as a result of a net loss of $190.9 million, adjusted by non-cash charges of $250.4 million and a change of $10.4 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $47.0 million increase in deferred contract acquisition costs due to increased sales, a $27.1 million increase in accounts receivable due to increased sales, and a 1.5 million decrease in lease liabilities. This was partially offset by a $58.9 million increase in deferred revenue as a result of increased sales of subscriptions, a $1.0 million decrease in lease right-of-use assets, an $11.8 million increase in accounts payable, an $18.8 million increase in accrued compensation and benefits and other liabilities due to increased headcount and merit-based compensation increases as well as deferred social security taxes, and a $7.6 million decrease in prepaid expenses and other assets.
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
Investing Activities
Cash used in investing activities during the fiscal year ended March 31, 2021 was $142.9 million, primarily as a result of purchases of short-term investments of $405.1 million, purchases of property and equipment of $18.7 million, increases in capitalization of software development costs of $13.5 million, and cash paid for acquisitions of $41.5 million. These were offset by proceeds from the sale and maturity of short-term investments of $336.0 million.
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
Financing Activities
Cash provided by financing activities during the fiscal year ended March 31, 2021 was $21.3 million, primarily as a result of proceeds from our employee stock purchase plan of $14.4 million and proceeds from exercise of employee stock options of $6.9 million.
Cash provided by financing activities during the fiscal year ended March 31, 2020 was $26.2 million, primarily as a result of proceeds from our employee stock purchase plan of $13.6 million, proceeds from exercise of employee stock options of $11.6 million, and our investment in the redeemable non-controlling interest of $1.0 million.
Contractual Obligations
As of March 31, 2021, our future non-cancelable contractual obligations were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Principal amount payable on the Notes (1)	$500,250	$—	$500,250	$—	$—
Operating lease obligations (2)	84,269	12,187	27,546	23,623	20,913
Purchase obligations (3)	494,577	49,046	200,276	245,255	—
Total	$1,079,096	$61,233	$227,822	$268,878	$20,913

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
As of March 31, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above, as it is unclear when these liabilities will be paid.
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

Revenue Recognition
We generate revenue from subscription-based arrangements and usage-based arrangements that allow customers to access our products and/or platform. Our sales agreements have contract terms typically for one year.
We determine revenue recognition through the following steps:
•identification of the contract, or contracts with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue, when, or as, we satisfy a performance obligation.
Revenue from subscription-based arrangements is recognized on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer. Deferred revenue consists of billings or payments received in advance of revenue being recognized.
Beginning in the second quarter of fiscal 2021, we started offering usage-based pricing to our customers. Customers have the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or they may commit to a minimum spend over their contracted period (“Annual Pool of Funds”). Revenue related to Pay as You Go contracts are recognized based on the customers’ actual usage. Revenue related to Annual Pool of Funds contracts are recognized on a ratable basis over the contract period including an estimate of the usage above the minimum commitment. The estimated usage-based revenues are constrained to the amount we expect to be entitled to receive in exchange for providing access to our platform.
Stock-Based Compensation Expense
We measure and recognize compensation expense related to stock-based transactions, including employee and non-employee director stock options, performance stock units, or PSUs, restricted stock units, or RSUs, restricted stock awards, or RSAs, and the employee stock purchase plan, or ESPP, in our financial statements based on the fair value of the awards granted. We estimate the fair value of each option award on the grant date using the Black-Scholes option-pricing model and a single option award approach. The fair value of RSUs and RSAs is based on the closing price of our common stock as reported on the New York Stock Exchange. We recognize stock-based compensation expense, net of forfeitures, over the requisite service periods of the awards, which is generally four years.
Our use of the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions we use in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
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
•Expected Term. We determine the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period.
•Expected Volatility. Beginning in April 2020, the expected volatility for options granted is based on historical volatility of our common stock. The expected volatility for options granted prior to April 2020 was based on the historical volatilities of our publicly traded peer group.
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
In May 2020, we began issuing PSUs to certain executives, which are contingent upon the achievement of pre-determined market and service conditions. The number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on our total shareholder return (“TSR”) relative to the performance of peer companies for each measurement period, over a one-year, two-year cumulative, and three-year cumulative period. If these market conditions are not met but service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized to date will not be reversed. We use a Monte Carlo simulation model to determine the fair value of our PSUs and recognize expense using the accelerated attribution method over the requisite service period.
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
Interest Rate Risk
We had cash and cash equivalents of $240.8 million as of March 31, 2021, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.6 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $575.3 million as of March 31, 2021, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2021, and the related notes collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company generates revenue from subscription-based arrangements that allow customers to access its products. Subscription revenue is recognized on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer. The Company determines revenue recognition through the following steps: (i) identification of the contract, or contracts with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations in the contract, and (v) recognition of revenue, when, or as, the Company satisfies a performance obligation. For the fiscal year ended March 31, 2021, the Company’s revenue was $667.6 million.
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
•We evaluated management’s significant accounting policies related to revenue recognition for reasonableness and compliance with Generally Accepted Accounting Principles (GAAP).
•We selected a sample of recorded revenue transactions and performed the following procedures:
–Obtained and read customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.
–Evaluated management’s application of their accounting policy and tested revenue recognition for each selection by comparing management’s conclusions to the underlying master agreement and any related amendments.
–Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 14, 2021
We have served as the Company's auditor since 2012.

NEW RELIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$240,821	$292,523
Short-term investments	575,254	512,574
Accounts receivable, net of allowances of $2,633 and $3,636, respectively	174,027	147,361
Prepaid expenses and other current assets	21,944	15,979
Deferred contract acquisition costs	36,210	32,016
Total current assets	1,048,256	1,000,453
Property and equipment, net	91,308	100,294
Restricted cash	5,642	5,641
Goodwill	144,253	45,112
Intangible assets, net	12,986	13,691
Deferred contract acquisition costs, non-current	32,579	28,141
Lease right-of-use assets	57,425	57,777
Other assets, non-current	6,170	7,325
Total assets	$1,398,619	$1,258,434
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$24,171	$12,565
Accrued compensation and benefits	37,196	29,054
Other current liabilities	19,174	13,120
Deferred revenue	373,594	313,161
Lease liabilities	7,886	8,682
Total current liabilities	462,021	376,582
Convertible senior notes, net	449,380	427,044
Lease liabilities, non-current	59,924	57,394
Deferred revenue, non-current	1,674	3,166
Other liabilities, non-current	8,256	1,940
Total liabilities	981,255	866,126
Redeemable non-controlling interest	3,389	1,669
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2021 and March 31, 2020; 64,019 shares and 60,098 shares issued at March 31, 2021 and March 31, 2020; and 63,759 shares and 59,838 shares outstanding at March 31, 2021 and March 31, 2020	64	60
Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,001,309	780,479
Accumulated other comprehensive income (loss)	(19)	4,869
Accumulated deficit	(587,116)	(394,506)
Total stockholders’ equity	413,975	390,639
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,398,619	$1,258,434
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2021	2020	2019
Revenue	$667,648	$599,510	$479,225
Cost of revenue	181,564	103,237	77,399
Gross profit	486,084	496,273	401,826
Operating expenses:
Research and development	174,851	148,159	104,859
Sales and marketing	361,702	334,319	257,066
General and administrative	120,931	99,284	73,007
Total operating expenses	657,484	581,762	434,932
Loss from operations	(171,400)	(85,489)	(33,106)
Other income (expense):
Interest income	7,888	15,482	13,103
Interest expense	(24,901)	(23,695)	(19,679)
Other income (expense), net	(1,918)	2,934	(1,377)
Loss before income taxes	(190,331)	(90,768)	(41,059)
Income tax provision	559	211	697
Net loss	$(190,890)	$(90,979)	$(41,756)
Net loss and adjustment attributable to redeemable non-controlling interest	$(1,720)	$2,042	$863
Net loss attributable to New Relic	$(192,610)	$(88,937)	$(40,893)
Net loss attributable to New Relic per share, basic and diluted	$(3.15)	$(1.52)	$(0.72)
Weighted-average shares used to compute net loss per share, basic and diluted	61,070	58,601	56,884
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Net loss attributable to New Relic	$(192,610)	$(88,937)	$(40,893)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(4,888)	4,224	969
Comprehensive loss	$(197,498)	$(84,713)	$(39,924)
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2018	56,213	$56	$521,119	260	$(263)	$(324)	$(305,484)	$215,104
Issuance of common stock upon exercise of stock options	822	1	17,383	—	—	—	—	17,384
Issuance of common stock for vested restricted stock units	879	1	—	—	—	—	—	1
Issuance of common stock related to employee stock purchase plan	155	—	11,165	—	—	—	—	11,165
Issuance of common stock related to acquisition of business	297	—	11,896	—	—	—	—	11,896
Stock-based compensation expense	—	—	56,242	—	—	—	—	56,242
Other comprehensive income, net	—	—	—	—	—	969	—	969
Net loss attributable to New Relic	—	—	—	—	—	—	(40,893)	(40,893)
Equity component of convertible senior notes, net of issuance costs	—	—	100,136	—	—	—	—	100,136
Purchase of capped calls	—	—	(63,182)	—	—	—	—	(63,182)
Cumulative effects adjustment for ASU 2014-09 adoption	—	—	—	—	—	—	40,808	40,808
Balance at March 31, 2019	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630
Issuance of common stock upon exercise of stock options	502	1	11,631	—	—	—	—	11,632
Issuance of common stock for vested restricted stock units	960	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	270	—	13,603	—	—	—	—	13,603
Stock-based compensation expense	—	—	100,487	—	—	—	—	100,487
Other comprehensive income, net	—	—	—	—	—	4,224	—	4,224
Net loss attributable to New Relic	—	—	—	—	—	—	(88,937)	(88,937)
Balance at March 31, 2020	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639
Issuance of common stock upon exercise of stock options	462	—	6,865	—	—	—	—	6,865
Issuance of common stock for vested restricted stock units	1,536	2	(2)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	302	—	14,425	—	—	—	—	14,425
Issuance of common stock related to acquisition of business	1,621	2	62,365	—	—	—	—	62,367
Stock-based compensation expense	—	—	137,177	—	—	—	—	137,177
Other comprehensive loss, net	—	—	—	—	—	(4,888)	—	(4,888)
Net loss attributable to New Relic including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(192,610)	(192,610)
Balance at March 31, 2021	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975

See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss attributable to New Relic	$(192,610)	$(88,937)	$(40,893)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	$1,720	$(2,042)	$(863)
Net loss:	$(190,890)	$(90,979)	$(41,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,312	75,743	53,794
Stock-based compensation expense	135,143	99,536	56,198
Amortization of debt discount and issuance costs	22,336	21,107	17,404
Gain on lease modification	—	(3,006)	—
Other	3,610	(1,399)	(1,655)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(27,084)	(28,425)	(22,557)
Prepaid expenses and other assets	(7,571)	760	(1,814)
Deferred contract acquisition costs	(46,953)	(39,505)	(38,667)
Lease right-of-use assets	959	21,751	—
Accounts payable	11,766	7,436	245
Accrued compensation and benefits and other liabilities	18,778	5,044	11,539
Lease liabilities	1,519	(19,374)	—
Deferred revenue	58,941	44,730	81,559
Deferred rent	—	—	1,227
Net cash provided by operating activities	69,866	93,419	115,517
Cash flows from investing activities:
Purchases of property and equipment	(18,737)	(58,218)	(43,303)
Cash paid for acquisitions, net of cash acquired	(41,536)	(4,250)	(30,432)
Purchases of short-term investments	(405,054)	(391,079)	(659,428)
Proceeds from sale and maturity of short-term investments	335,964	395,559	267,657
Capitalized software development costs	(13,494)	(6,641)	(5,162)
Net cash used in investing activities	(142,857)	(64,629)	(470,668)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	—	978	3,596
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $11,582	—	—	488,669
Purchase of capped call related to convertible senior notes	—	—	(63,182)
Proceeds from employee stock purchase plan	14,425	13,603	11,165
Proceeds from exercise of employee stock options	6,865	11,632	17,383
Net cash provided by financing activities	21,290	26,213	457,631
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,701)	55,003	102,480
Cash, cash equivalents and restricted cash at beginning of period	298,164	243,161	140,681
Cash, cash equivalents and restricted cash at end of period	$246,463	$298,164	$243,161
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$240,821	$292,523	$234,356
Restricted cash	5,642	5,641	8,805
Total cash, cash equivalents and restricted cash	$246,463	$298,164	$243,161
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$4,544	$4,184	$2,062
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$62,365	$—	$11,896
Property and equipment purchased but not paid yet	$1,776	$2,196	$7,855
Acquisition holdback	$—	$850	$865
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies
New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company delivers the observability platform for engineers to plan, build, deploy and operate more perfect software. New Relic One is the Company’s purpose-built offering for customers to land all of their telemetry data quickly and affordably in one place, and to translate that data into actionable insights.
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
COVID-19—The COVID-19 pandemic has resulted in a global slowdown of economic activity that is expected to continue and which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company’s revenue and deferred revenue have been negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the fiscal year ending March 31, 2021, but at this point, the extent of any continuing impact to the Company’s financial condition or results of operations is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time, and as of the date of issuance of these financial statements, management is not aware of any specific event or circumstance that would require an update to estimates and judgments or revising the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.
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
Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2021 or March 31, 2020.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2021.
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
The Company capitalized $17.6 million, $8.1 million, and $6.0 million in internal use software during the fiscal years ended March 31, 2021, 2020, and 2019, respectively. Included in the capitalized development costs were $4.1 million, $1.5 million, and $0.8 million of stock-based compensation costs for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. Amortization expense totaled $7.0 million, $4.9 million, and $4.1 million during the fiscal years ended March 31, 2021, 2020, and 2019, respectively. The net book value of capitalized internal use software as of March 31, 2021 and 2020, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $23.2 million and $13.5 million, respectively.
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
The Company amortizes capitalized implementation costs over the expected life of the service contract. The Company capitalized $2.1 million and $2.5 million in implementation costs for software hosting arrangements during the fiscal years ended March 31, 2021 and 2020, respectively. Amortization expense totaled $1.2 million and $0.2 million during the fiscal years ended March 31, 2021 and 2020, respectively.
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
Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $24.5 million, $21.8 million, and $19.3 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively.
Operating Leases—The Company leases office space under non-cancelable operating leases which expire from 2021 to 2031. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.

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
Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2021, the Company did not have any goodwill impairment.
Intangible Assets—Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.
Stock-Based Compensation—The Company estimates the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statements of operations. The Company recognizes compensation expense for the majority of its awards over the vesting period of the entire award using the straight-line attribution method. These amounts are reduced by an estimated forfeiture rate. The forfeiture rate is estimated based on actual cancellation experience and is applied to all share-based awards. The rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
The Company uses a Monte Carlo simulation model to determine the fair value of its performance stock units, or PSUs, and recognizes expense using the accelerated attribution method over the requisite service period.
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
Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company invests its excess cash in money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities with major financial institutions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. There were no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2021 and March 31, 2020. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2021, 2020, and 2019.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in more convertible debt instruments being accounted for as a single liability instrument and more convertible preferred stock being accounted for as a single equity instrument with no separate accounting for embedded conversion features. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. This standard will be effective for the Company in the fiscal year beginning April 1, 2022. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The Company adopted this new standard on April 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.
Under the new standard, the Company assesses credit losses on accounts receivable by taking into consideration past collection experience, credit quality of the customer, age of the receivable balance, current economic conditions, and forecasts that affect the collectability of the reported amount.
With respect to available-for-sale debt securities, the updated guidance requires that credit losses be presented as an allowance rather than as a write-down. Allowance for credit losses is recorded in other income (expense), net on the consolidated statements of operations, limited by the amount that fair value is less than the amortized cost basis. Non-credit related impairment losses are reported as a separate component on the consolidated statements of comprehensive loss.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The Company adopted this standard on April 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company adopted this standard on April 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The Company adopted this standard on April 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.

2.    Business Combination
Pixie Labs Inc.
On December 22, 2020, the Company acquired all of the equity interests in Pixie Labs Inc. (“Pixie Labs”), a company that provides a next-generation machine intelligence observability solution for developers using Kubernetes. The aggregate purchase price of $107.9 million consisted of approximately $45.6 million in cash (of which $15.0 million is being held in escrow for 12 months after the transaction closing date) and 884,269 shares of Company common stock with an aggregate fair value of approximately $62.4 million. The fair value of the consideration transferred was determined based on a $70.53 per share price of the Company’s common stock.
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
The following table presents the purchase price allocation related to the acquisition (in thousands):

Cash consideration paid	$45,558
Fair value of common shares issued	114,310
Total consideration	159,868
Post-business combination compensation expense	(51,943)
Total purchase price	107,925
Net assets assumed	(4,099)
Deferred tax liabilities	115
Developed technology acquired	(4,800)
Goodwill	$99,141
The acquisition has been accounted for as a business combination. The direct transaction costs of the acquisition have been accounted for separately from the business combination and expensed as incurred. Total direct transaction costs incurred by the Company were $0.9 million, which were included in general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended March 31, 2021. The Company paid $0.6 million in acquisition-related expenses incurred by Pixie Labs related to Pixie Labs’ advisors which were included as part of the purchase consideration. The business combination did not have a material impact on the consolidated financial statements and therefore historical and proforma disclosures have not been presented.
The acquisition also included a holdback arrangement with certain employees of Pixie Labs, totaling approximately 736,469 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $51.9 million and was excluded from the aggregate purchase price. These awards will be recognized as stock-based compensation expense over the vesting period, which ranges from 18 months to 37 months.

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
Per the terms of the merger agreement, all share-based payment awards were accelerated and paid for in cash. The cash consideration paid for unvested share-based payment awards of $0.8 million was recognized as compensation expense separate from the business combination. The acquisition also included a holdback arrangement with certain employees of SignifAI, totaling approximately 152,840 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $12.6 million and was excluded from the aggregate purchase price. These awards are recognized as stock-based compensation expense over the vesting period, which ranges from of 24 months to 36 months from the closing date of the acquisition.
The following table presents the purchase price allocation related to the acquisition (in thousands):

Cash consideration paid	$25,119
Fair value of common shares issued	24,535
Total consideration	49,654
Post-business combination compensation expense	(12,639)
Cash paid to settle unvested stock options	(764)
Total purchase price	36,251
Net liabilities assumed	259
Deferred tax liabilities	2,289
Deferred tax assets	(1,721)
Developed technology acquired	(10,900)
Goodwill	$26,178

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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of March 31, 2021, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of March 31, 2021, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $3.1 million at March 31, 2021.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

	March 31, 2021	March 31, 2020
Balance, beginning of period	$1,669	$2,733
Investment by redeemable non-controlling interest	—	978
Net loss attributable to redeemable non-controlling interest	(1,421)	(2,042)
Adjustment to redeemable non-controlling interest	3,141	—
Balance, end of period	$3,389	$1,669

4.    Revenue
The Company offers a comprehensive suite of products delivered on its open and extensible cloud-based platform that enable organizations to collect, store and analyze massive amounts of data in real time so they can better operate their applications and infrastructure and improve their digital customer experience. The Company generates revenue from subscription-based arrangements and usage-based arrangements that allow customers to access its products and/or platform.
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

Contract Balances
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of March 31, 2021.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $2.5 million and $0.1 million as of March 31, 2021 and March 31, 2020, respectively. The Company has no asset impairment charges related to contract assets for the periods presented. Deferred revenue represents considerations received from customers in excess of revenues recognized.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	March 31, 2021	March 31, 2020
Deferred revenue, beginning of period	$316,327	$271,597
Contributions from contract asset	2,446	(171)
Billings	724,143	644,411
Revenue recognized	(667,648)	(599,510)
Deferred revenue, end of period	$375,268	$316,327
During the fiscal years ended March 31, 2021 and 2020, approximately 47% and 44% of total revenue recognized, respectively, was from the deferred revenue balances at the beginning of each period.
Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $68.8 million and $60.2 million as of March 31, 2021 and March 31, 2020, respectively. In the fiscal years ended March 31, 2021 and 2020, amortization from amounts capitalized was $38.3 million and $32.7 million, respectively. In the fiscal years ended March 31, 2021 and 2020, amounts expensed as incurred were $14.5 million and $13.3 million, respectively. The Company had no impairment loss in relation to costs capitalized.
Remaining Performance Obligations
The Company’s contracts with customers generally include one main performance obligation, which is access to its SaaS-based products and platform. Within the main performance obligation, each service is generally considered a distinct stand-ready obligation that is recognized over the contract term based on the passage of time. As of March 31, 2021, the aggregate unrecognized transaction price of remaining performance obligations was $726.8 million. The Company expects to recognize more than 91% of the balance as revenue in the 24 months following March 31, 2021 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancelable by the customer and amounts associated with optional renewal periods.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2021 and 2020 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$101,626	$—	$—	$101,626
Short-term investments:
Certificates of deposit	—	48,099	—	48,099
Commercial paper	—	11,681	—	11,681
Corporate notes and bonds	—	39,873	—	39,873
U.S. treasury securities	475,601	—	—	475,601
Restricted cash:
Money market funds	5,642	—	—	5,642
Total	$582,869	$99,653	$—	$682,522
Included in cash and cash equivalents				$101,626
Included in short-term investments				$575,254
Included in restricted cash				$5,642

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$107,663	$—	$—	$107,663
U.S treasury securities	27,938	—	—	27,938
U.S. government agencies	—	24,999	—	24,999
Short-term investments:
Certificates of deposit	—	14,986	—	14,986
Commercial paper	—	13,334	—	13,334
Corporate notes and bonds	—	60,319	—	60,319
U.S. treasury securities	422,333	—	—	422,333
U.S. government agencies	—	1,602	—	1,602
Restricted cash:
Money market funds	5,641	—	—	5,641
Total	$563,575	$115,240	$—	$678,815
Included in cash and cash equivalents				$160,600
Included in short-term investments				$512,574
Included in restricted cash				$5,641
There were no transfers between fair value measurement levels during the fiscal years ended March 31, 2021 and 2020.

The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities. The following table presents our available-for-sale securities as of March 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$48,100	$18	$(19)	$48,099
Commercial paper	11,676	5	—	11,681
Corporate notes and bonds	39,620	261	(8)	39,873
U.S. treasury securities	474,171	1,575	(145)	475,601
Total available-for-sale investments	$573,567	$1,859	$(172)	$575,254
The following table presents the Company’s available-for-sale securities as of March 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. treasury securities	$27,923	$15	$—	$27,938
U.S. government agencies	24,995	4	—	24,999
Short-term investments:
Certificates of deposit	15,000	20	(34)	14,986
Commercial paper	13,318	16	—	13,334
Corporate notes and bonds	60,211	221	(113)	60,319
U.S. treasury securities	415,889	6,444	—	422,333
U.S. government agencies	1,600	2	—	1,602
Total available-for-sale investments	$558,936	$6,722	$(147)	$565,511
As of March 31, 2021 and 2020, securities that were in an unrealized loss position for more than 12 months were not significant. In addition, the Company did not consider any available-for-sale securities to be impaired as of March 31, 2021 or 2020.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020
Due within one year	$299,032	$320,582
Due after one year and within three years	276,222	191,992
Total	$575,254	$512,574
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of March 31, 2021, the fair value of our 0.50% convertible senior notes due 2023 (the “Notes”) was $442.9 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

6.    Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
Computers, software, and equipment	$14,270	$13,249
Site operation equipment	87,479	102,316
Furniture and fixtures	5,758	4,802
Leasehold improvements	49,751	39,081
Capitalized software development costs	66,451	50,440
Total property and equipment	223,709	209,888
Less: accumulated depreciation and amortization	(132,401)	(109,594)
Total property and equipment, net	$91,308	$100,294
Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2021, 2020, and 2019 was $44.3 million, $41.1 million, and $25.9 million, respectively.

7.     0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including an additional $65.25 million aggregate principal amount of such notes pursuant to the exercise in full of the initial purchasers’ over-allotment option. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.02 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and twelve months ended March 31, 2021, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the twelve months ended March 31, 2021 and were classified as long-term debt for such period.
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
The net carrying amount of the liability component of the Notes as of March 31, 2021 and 2020 was as follows (in thousands):

	March 31, 2021	March 31, 2020
Principal	$500,250	$500,250
Unamortized debt discount	(46,378)	(66,894)
Unamortized issuance costs	(4,492)	(6,312)
Net carrying amount	$449,380	$427,044
Interest expense related to the Notes is as follows (in thousands):

	March 31, 2021	March 31, 2020
Amortization of debt discount	$20,516	$19,480
Amortization of issuance costs	1,820	1,627
Contractual interest expense	2,501	2,501
Total interest expense	$24,837	$23,608
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

8.    Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the twelve months ended March 31, 2021 consist of the following (in thousands):

Goodwill as of March 31, 2020	$45,112
Goodwill acquired	99,141
Goodwill as of March 31, 2021	$144,253
Purchased intangible assets subject to amortization as of March 31, 2021 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,116	$(7,130)	$12,986
Purchased intangible assets subject to amortization as of March 31, 2020 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$15,316	$(1,625)	$13,691
Amortization expense of purchased intangible assets for the fiscal years ended March 31, 2021, 2020, and 2019 was $5.5 million, $1.7 million, and $1.3 million, respectively.

Estimated future amortization expense as of March 31, 2021 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2022	$6,219
2023	5,567
2024	1,200
$12,986

9.    Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2021	2020
Accrued liabilities	$4,050	$4,615
Accrued tax liabilities	1,042	2,940
Other	14,082	5,565
Total other current liabilities	$19,174	$13,120

10.     Leases
The following table presents information about leases on the consolidated balance sheet (in thousands):

	March 31, 2021	March 31, 2020
Assets
Lease right-of-use-assets	$57,425	$57,777
Liabilities
Lease liabilities	$7,886	$8,682
Lease liabilities, non-current	59,924	57,394
Total operating lease liabilities	$67,810	$66,076
As of March 31, 2021, the weighted average remaining lease term was 6.2 years and the weighted average discount rate was 6.9%.
The following table presents information about leases on its consolidated statement of operations (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Operating lease expense	$13,870	$14,220
Short-term lease expense	843	1,074
Variable lease expense	2,581	2,682
Rent expense for operating leases, net of sublease income, was $14.5 million for the fiscal year ended March 31, 2019.
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$15,666	$11,372
Operating lease assets obtained in exchange for new lease liabilities (1)	8,525	(9,211)
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

As of March 31, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2022	$12,187
2023	14,228
2024	13,318
2025	11,712
2026	11,911
Thereafter	20,913
Total operating lease payments	$84,269
Less imputed interest	(16,459)
Total operating lease liabilities	$67,810

11.    Commitments and Contingencies
Purchase Commitments—As of March 31, 2021 and 2020, the Company had purchase commitments of $494.6 million and $64.7 million, respectively, primarily related to data center, cloud and hosting services.
In September 2020, the Company entered into an agreement with a public cloud hosting provider, under which it now has a total five-year minimum commitment of $500.0 million, which has been included in the commitment balance as of March 31, 2021 above.
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

12.    Common Stock and Stockholders’ Equity
Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance pursuant to equity plans as follows (in thousands):

	As of March 31,
	2021	2020
Common stock options outstanding	2,718	2,850
RSUs and PSUs outstanding	3,405	3,100
Available for future stock option, RSU, and PSU grants	12,281	11,460
Available for future employee stock purchase plan awards	2,702	2,504
	21,106	19,914
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the fiscal years ended March 31, 2021, 2020, and 2019, 0.3 million shares, 0.3 million shares, and 0.2 million shares of common stock were purchased under the ESPP, respectively, and a total of $5.5 million, $5.3 million, and $3.6 million of stock-based compensation expense was recorded, respectively. As of March 31, 2021, 2,701,577 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2021, there were 12,280,588 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance unit (“PSU”) award activities for the fiscal year ended March 31, 2021 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—April 1, 2020	2,850	$44.52	6.4	$43,576	3,100	$74.20	2.7	$143,346
Stock options granted	716	62.50
RSUs and PSUs granted (1)					3,030	64.28
Stock options exercised	(462)	14.86		20,641
RSUs and PSUs vested					(1,536)	69.67
Stock options canceled/forfeited	(386)	70.88
RSUs and PSUs canceled/forfeited					(1,189)	70.29
Outstanding - March 31, 2021	2,718	$50.55	6.2	$48,064	3,405	$68.78	2.8	$209,343
Options vested and expected to vest - March 31, 2021	2,700	$50.46	6.1	$48,025
Options vested and exercisable - March 31, 2021	1,780	$40.36	4.9	$47,426
RSUs and PSUs expected to vest - March 31, 2021					3,216	$68.79		$197,727
(1) The above table includes 111,965 performance unit awards and does not include any time-based restricted stock issued as consideration for an acquisition which are further detailed in the table below.
PSUs granted under the 2014 Plan are contingent upon the achievement of pre-determined market and service conditions. The number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the Company’s total shareholder return (“TSR”) relative to the performance of peer companies for each measurement period, over a one-year, two-year cumulative, and three-year cumulative period. If these market conditions are not met but service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized to date will not be reversed. As of March 31, 2021, no PSUs were vested.
The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2021, 2020, and 2019 was $26.51, $30.67, and $42.37, respectively. Intrinsic value of options exercised during the fiscal years ended March 31,

2021, 2020, and 2019 was $20.6 million, $23.8 million, and $62.5 million, respectively. The total fair value of RSUs vested during the fiscal years ended March 31, 2021, 2020, and 2019 was $107.1 million, $63.3 million, and $38.2 million, respectively.
Aggregate intrinsic value for options, RSUs, and PSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2021, the last trading day of fiscal 2021, was $61.48.
The following table summarizes the time-based restricted stock issued as consideration for an acquisition during the fiscal years ended March 31, 2021, 2020, and 2019:

Fiscal Years Ending March 31,	Number of Shares of Time-Based Restricted Stock Granted as Consideration for Acquisitions
2019	152,840 (1)
2020	—
2021	736,469 (2)
(1) These shares were issued in connection with the SignifAI acquisition, which included a holdback arrangement with certain employees of SignifAI. These shares are subject to the recipients’ continued service and will be recognized as stock-based compensation expense over the vesting periods, which range from 24 months to 36 months from the closing date of the acquisition.
(2) These shares were issued in connection with the Pixie Labs acquisition, which included a holdback arrangement with certain employees of Pixie Labs. These shares are subject to the recipients’ continued service and will be recognized as stock-based compensation expense over the vesting periods, which range from 18 months to 37 months from the closing date of the acquisition.
Employee Stock Options and ESPP Valuation—The Company estimates the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted and ESPP shares to be issued during the fiscal years ended March 31, 2021, 2020, and 2019 were as follows:

Stock Options:
	Fiscal Year Ended March 31,
	2021	2020	2019
Expected term (years)	6	6	6
Expected volatility	44 - 46%	41 - 42%	41 - 42%
Risk-free interest rate	0.34 - 0.76%	1.45 - 3.06%	2.27 - 3.06%
Dividend yield	—	—	—

ESPP:
	Fiscal Year Ended March 31,
	2021	2020	2019
Expected term (years)	0.5	0.5	0.5
Expected volatility	55 - 76%	33 - 60%	37 - 53%
Risk-free interest rate	0.06 - 0.12%	1.56 - 1.86%	2.23 - 2.50%
Dividend yield	—	—	—
Risk-Free Interest Rate
The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.
Expected Term
The Company determines the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period. The Company estimates the expected term for ESPP shares using the purchase period of 6 months.

Expected Volatility
Beginning in April 2020, the expected volatility for options granted is based on the historical volatility of the Company’s common stock. The expected volatility for options granted prior to April 2020 was based on the historical volatilities of our publicly traded peer group. The Company uses historical volatility data when valuing ESPP shares.
Dividend Yield
The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.
Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $135.1 million, $99.5 million, and $56.2 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost of revenue	$5,939	$5,303	$3,487
Research and development	40,964	31,703	17,634
Sales and marketing	54,695	43,548	23,253
General and administrative	33,545	18,982	11,824
Total stock-based compensation expense	$135,143	$99,536	$56,198
As of March 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options was $25.4 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years. As of March 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock awards was $249.8 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. As of March 31, 2021 unrecognized stock-based compensation cost related to PSUs was $4.9 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

13.    Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Domestic	$(193,262)	$(93,687)	$(46,838)
Foreign	2,931	2,919	5,779
Total	$(190,331)	$(90,768)	$(41,059)
The components of the provision for income taxes were as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Current Provision:
Federal	$—	$(1,177)	$(269)
State	(9)	34	32
Foreign	685	1,632	1,742
Total current provision	676	489	1,505
Deferred Provision:
Federal	35	—	(568)
State	(96)	—	—
Foreign	(56)	(278)	(240)
Total deferred provision	(117)	(278)	(808)
Total income tax provision	$559	$211	$697

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal benefits	3.0	3.0	5.0
Stock-based compensation	(1.5)	(0.4)	35.2
Research and development credits, net of ASC 740-10	2.4	5.1	8.7
Permanent items	(2.4)	(4.0)	(3.9)
Foreign taxes	0.2	0.4	(0.3)
Business combination	—	—	1.4
Intraperiod allocation	—	1.5	—
Other	0.7	0.7	0.7
Valuation allowance	(23.7)	(27.5)	(69.5)
Effective tax rate	(0.3)%	(0.2)%	(1.7)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of March 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$3,429	$2,400
Depreciation and amortization	3,518	395
Net operating loss and other attribute carryforwards	178,535	139,765
Stock based compensation	14,987	12,353
Research and development credits	25,932	21,101
Lease liability	15,208	14,830
Other	378	451
Gross deferred tax assets	241,987	191,295
Valuation allowance	(198,794)	(151,281)
Total deferred tax assets	43,193	40,014
Deferred tax liabilities:
Prepaids	(3,949)	(2,474)
Intangibles	(1,923)	(1,989)
Capitalized research and development	(4,405)	(2,739)
Deferred contract acquisition costs	(15,520)	(13,499)
Convertible debt	(3,991)	(5,810)
Right of use asset	(12,748)	(12,847)
Total deferred tax liabilities	(42,536)	(39,358)
Total net deferred tax assets/(liabilities)	$657	$656
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. and Japan cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. and Japan deferred tax assets. Overall, the valuation allowance increased by $47.5 million and $24.5 million for the years ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the Company has U.S. federal and state net operating losses of approximately $707.8 million and $389.0 million, respectively, which expire beginning in the years 2028 and 2020. Of the $707.8 million federal net operating losses, $286.6 million are carried forward indefinitely but are limited to 80 % of taxable income. The remaining $421.2 million begin to expire in 2028. As of March 31, 2021, the Company also has Federal, California and Oregon research and development credits of $28.6 million, $5.2 million, and $2.0 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California credit carryforwards do not expire. The Oregon tax credit carryforwards began to expire in 2020.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Section 382 of the Code (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before March 31, 2021. In this regard, the Company has determined that based on the timing of the ownership changes and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes are subject to such limitation.
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
The Company had unrecognized tax benefits of $12.2 million, $10.3 million, and $8.0 million as of March 31, 2021, 2020, and 2019. As of March 31, 2021, if recognized, the unrecognized tax benefit of $11.8 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Balance at March 31, 2018	$6,736
Additions based on tax positions taken during the current period	1,566
Reductions based on tax positions taken during the prior period	(305)
Balance at March 31, 2019	7,997
Additions based on tax positions taken during the current period	2,183
Additions based on tax positions taken during the prior period	687
Reductions based on tax positions taken during the prior period	(529)
Balance at March 31, 2020	10,338
Additions based on tax positions taken during the current period	2,667
Additions based on tax positions taken during the prior period	703
Reductions based on tax positions taken during the prior period	(1,549)
Balance at March 31, 2021	$12,159
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties have not been material for the fiscal years ended March 31, 2021, 2020, and 2019.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act provides various tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, and emergency lending programs. The Company has evaluated the impact of the CARES Act on its consolidated financial statements and has found that it has no material impact on income taxes as of March 31, 2021. The Company will monitor the impact of the CARES Act on an ongoing basis.

14.    Net Loss Per Share
As the Company had net losses for the fiscal years ended March 31, 2021, 2020, and 2019, all potential common shares were determined to be anti-dilutive.
Additionally, the 4.5 million shares underlying the conversion option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of March 31, 2021. The Company expects to settle the principal amount of the Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Fiscal Year Ended March 31,
	2021	2020	2019
Numerator:
Net loss attributable to New Relic	$(192,610)	$(88,937)	$(40,893)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	61,070	58,601	56,884
Net loss attributable to New Relic per share—basic and diluted	$(3.15)	$(1.52)	$(0.72)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2021	2020	2019
Options to purchase common stock	2,718	2,850	2,751
RSUs and PSUs	3,405	3,100	2,419
ESPP shares	48	69	29
	6,171	6,019	5,199

15.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal years ended March 31, 2021, 2020, and 2019, the Company made contributions of $8.3 million, $7.7 million, and $6.3 million to the 401(k) Plan, respectively.

16.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
United States	$460,944	$417,827	$327,341
EMEA	104,184	98,651	87,596
APAC	62,590	50,831	38,466
Other	39,930	32,201	25,822
Total revenue	$667,648	$599,510	$479,225
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2021 and 2020.

17.    Related Party Transactions
Certain members of the Company’s board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of the Company. Revenue from sales to these companies of an aggregate of $1.7 million, $1.0 million, and $0.2 million was recognized for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. There was not a significant amount of accounts receivable due from these companies as of March 31, 2021 or March 31, 2020. An aggregate of $0.0 million, $1.4 million, and $1.3 million in expenses related to purchases from these companies was recorded during the fiscal years ended March 31, 2021, 2020, and 2019, respectively. There was an aggregate of $0.0 million and $0.1 million in accounts payable to these companies as of March 31, 2021 and 2020, respectively.

18.    Subsequent Event
On April 6, 2021, the Company announced a restructuring plan to realign its cost structure to better reflect significant product and business model innovation over the past 12 months. As a result of the restructuring plan, the Company expects to incur aggregate charges of approximately $13 million to $16 million for employee terminations and other costs associated with the restructuring plan. Most of these charges are expected to be cash expenditures and recognized in the first quarter of fiscal 2022.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of New Relic, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Relic, Inc. and subsidiaries (the "Company") as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated May 14, 2021, expressed an unqualified opinion on those consolidated financial statements.
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
May 14, 2021

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee of the Board of Directors,” “Information Regarding Committees of the Board of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2021, or our Proxy Statement, and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
The information called for by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

(3)Exhibits
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014
4.2	Indenture, dated as of May 18, 2018, by and between New Relic, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36766	4.1	May 18, 2018
4.3	Form of Global Note, representing New Relic, Inc.’s 0.50% Convertible Senior Notes due 2023.	8-K	001-36766	4.2	May 18, 2018
4.4	Description of Capital Stock.	10-K	001-36766	4.5	May 15, 2019
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014
10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	10-Q	001-36766	10.1	February 13, 2015
10.3+	2014 Equity Incentive Plan and related form agreements.	10-Q	001-36766	10.1	November 6, 2019
10.4+	2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	December 17, 2014
10.5	Form of Performance Unit Award Grant Notice under the 2014 Equity Incentive Plan, and related form agreements.	10-Q	001-36766	10.2+	August 5, 2020
10.6+	Offer Letter between the Registrant and Michael Christenson, dated as of September 15, 2019.	10-Q	001-36766	10.3	November 6, 2019
10.7+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014
10.8+	Offer Letter between the Registrant and William Staples, dated as of November 22, 2019.	10-Q	001-36766	10.1	February 5, 2020
10.9+	Amended Terms of Employment Agreement between the Registrant and Michael Christenson, dated as of January 5, 2021.					X
10.10a	Office Lease by and between the Registrant and 188 Spear Street LLC, dated as of July 13, 2012, as amended.	S-1	333-200078	10.11	November 10, 2014
10.10b	Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of November 1, 2017.	10-Q	001-36766	10.2	November 8, 2017
10.10c	Fifth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of December 29, 2017.	10-Q	001-36766	10.1	February 6, 2018
10.10d	Letter Agreement to Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of May 5, 2020.	10-Q	001-36766	10.1	August 5, 2020
10.11a+	Form of Change in Control and Severance Agreement.	S-1/A	333-200078	10.12	December 1, 2014
10.11b+	Form of Extension to Change in Control and Severance Agreement.	10-Q	001-36766	10.1	February 5, 2021

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
10.12	Form of Confirmation for Capped Call Transactions.	8-K	001-36766	10.1	May 18, 2018
10.13+	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.	8-K	001-36766	99.1	August 23, 2018
21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

New Relic, Inc.
Date:	May 14, 2021	By:	/s/ Mark Sachleben
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

Name	Title	Date

/s/ Lewis Cirne	Chief Executive Officer and Director	May 14, 2021
Lewis Cirne	(Principal Executive Officer)

/s/ Mark Sachleben	Chief Financial Officer	May 14, 2021
Mark Sachleben	(Principal Financial and Accounting Officer)

/s/ Hope Cochran	Board Chair and Director	May 14, 2021
Hope Cochran

/s/ Caroline Watteeuw Carlisle	Director	May 14, 2021
Caroline Watteeuw Carlisle

/s/ Michael Christenson	Director	May 14, 2021
Michael Christenson

/s/ Anne DelSanto	Director	May 14, 2021
Anne DelSanto

/s/ David Henshall	Director	May 14, 2021
David Henshall

/s/ Adam Messinger	Director	May 14, 2021
Adam Messinger

/s/ Dan Scholnick	Director	May 14, 2021
Dan Scholnick

/s/ James Tolonen	Director	May 14, 2021
James Tolonen