Form 10-Q
period 2021-06-30
NEW RELIC, INC.
filed 2021-08-04
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 64,847,793 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•The ongoing global coronavirus (“COVID-19”) pandemic could harm our business and results of operations.
•We have a history of losses and our revenue growth rate could continue to decline over time, and as our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
•We have a limited operating history with our current business model, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$259,897	$240,821
Short-term investments	557,223	575,254
Accounts receivable, net of allowances of $2,464 and $2,633, respectively	93,477	174,027
Prepaid expenses and other current assets	22,172	21,944
Deferred contract acquisition costs	33,032	36,210
Total current assets	965,801	1,048,256
Property and equipment, net	84,645	91,308
Restricted cash	5,642	5,642
Goodwill	163,677	144,253
Intangible assets, net	21,610	12,986
Deferred contract acquisition costs, non-current	25,707	32,579
Lease right-of-use assets	55,034	57,425
Other assets, non-current	5,976	6,170
Total assets	$1,328,092	$1,398,619
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$27,631	$24,171
Accrued compensation and benefits	32,319	37,196
Other current liabilities	15,779	19,174
Deferred revenue	316,458	373,594
Lease liabilities	7,714	7,886
Total current liabilities	399,901	462,021
Convertible senior notes, net	495,893	449,380
Lease liabilities, non-current	57,578	59,924
Deferred revenue, non-current	1,044	1,674
Other liabilities, non-current	15,789	8,256
Total liabilities	970,205	981,255
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	7,744	3,389
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2021 and March 31, 2021; 64,966 shares and 64,019 shares issued at June 30, 2021 and March 31, 2021; and 64,706 shares and 63,759 shares outstanding at June 30, 2021 and March 31, 2021	64	64
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	962,512	1,001,309
Accumulated other comprehensive loss	(850)	(19)
Accumulated deficit	(611,320)	(587,116)
Total stockholders’ equity	350,143	413,975
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,328,092	$1,398,619
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenue	$180,484	$162,585
Cost of revenue	59,264	33,273
Gross profit	121,220	129,312
Operating expenses:
Research and development	48,730	40,844
Sales and marketing	102,813	85,136
General and administrative	43,565	29,434
Total operating expenses	195,108	155,414
Loss from operations	(73,888)	(26,102)
Other income (expense):
Interest income	938	2,781
Interest expense	(1,226)	(6,104)
Other expense	(336)	(395)
Loss before income taxes	(74,512)	(29,820)
Income tax provision (benefit)	(453)	332
Net loss	$(74,059)	$(30,152)
Net loss and adjustment attributable to redeemable non-controlling interest	(4,355)	396
Net loss attributable to New Relic	$(78,414)	$(29,756)
Net loss attributable to New Relic per share, basic and diluted	$(1.24)	$(0.50)
Weighted-average shares used to compute net loss per share, basic and diluted	63,339	59,927
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net loss attributable to New Relic	$(78,414)	$(29,756)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(831)	(759)
Comprehensive loss	$(79,245)	$(30,515)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021								Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639
Effect of adoption of ASU 2020-06	—	—	(100,136)	—	—	—	54,210	(45,926)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	192	—	4,832	—	—	—	—	4,832	50	—	1,474	—	—	—	—	1,474
Issuance of common stock for vested restricted stock units	354	—	—	—	—	—	—	—	354	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock related to acquisition of business	401	—	13,487	—	—	—	—	13,487	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	43,020	—	—	—	—	43,020	—	—	31,259	—	—	—	—	31,259
Other comprehensive loss, net	—	—	—	—	—	(831)	—	(831)	—	—	—	—	—	(759)	—	(759)
Net loss attributable to New Relic	—	—	—	—	—	—	(78,414)	(78,414)	—	—	—	—	—	—	(29,756)	(29,756)
Balance at end of period	64,966	$64	$962,512	260	$(263)	$(850)	$(611,320)	$350,143	60,502	$60	$813,212	260	$(263)	$4,110	$(424,262)	$392,857

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss attributable to New Relic	$(78,414)	$(29,756)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	4,355	(396)
Net loss:	$(74,059)	$(30,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,025	21,051
Stock-based compensation expense	42,187	31,208
Amortization of debt discount and issuance costs	587	5,466
Other	(922)	(222)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	80,550	36,065
Prepaid expenses and other assets	18	(3,155)
Deferred contract acquisition costs	(190)	(9,388)
Lease right-of-use assets	2,692	(2,249)
Accounts payable	4,894	(3,923)
Accrued compensation and benefits and other liabilities	(8,627)	5,573
Lease liabilities	(2,517)	1,347
Deferred revenue	(57,766)	(16,473)
Net cash provided by operating activities	9,872	35,148
Cash flows from investing activities:
Purchases of property and equipment	(2,226)	(8,225)
Cash paid for acquisition, net of cash acquired	(7,192)	—
Purchases of short-term investments	(23,828)	(73,422)
Proceeds from sale and maturity of short-term investments	40,513	13,100
Capitalized software development costs	(2,860)	(3,668)
Net cash provided by (used in) investing activities	4,407	(72,215)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	4,797	1,424
Net cash provided by financing activities	4,797	1,424
Net increase (decrease) in cash, cash equivalents and restricted cash	19,076	(35,643)
Cash, cash equivalents and restricted cash at beginning of period	246,463	298,164
Cash, cash equivalents and restricted cash at end of period	$265,539	$262,521
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$259,897	$256,879
Restricted cash	5,642	5,642
Total cash, cash equivalents and restricted cash	$265,539	$262,521
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$1,890	$1,415
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$3	$1,265
Issuance of common stock for the acquisition of business	$13,487	$—
Acquisition holdback	$7,250	$—
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
Basis of Presentation —These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC on May 14, 2021 (the “Annual Report”).
In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim period, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2022. The condensed consolidated balance sheet as of March 31, 2021 included herein was derived from the audited financial statements as of that date.
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
COVID-19—The COVID-19 pandemic has resulted in a global slowdown of economic activity that is expected to continue and which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company’s revenue and deferred revenue have been negatively impacted by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of any continuing impact to the Company’s financial condition or results of operations is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time, and as of the date of issuance of these financial statements, management is not aware of any specific event or circumstance that would require an update to estimates and judgments or revising the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.
Concentration of Risk—There was one customer that represented more than 10% of the Company’s accounts receivable balance as of June 30, 2021 and no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2021. There was no customer that individually exceeded 10% of the Company’s revenue during the three months ended June 30, 2021 or 2020.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
There have been no new accounting pronouncements issued during the three months ended June 30, 2021 that are of significance to the Company.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This will result in more convertible debt instruments being accounted for as a single liability instrument and more convertible preferred stock being accounted for as a single equity instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (“EPS”) and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.
The Company early adopted ASU 2020-06 effective April 1, 2021, using the modified retrospective basis. Adoption resulted in a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet.
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

2.    Business Combinations
CodeStream Inc.
On June 8, 2021, the Company acquired all of the equity interests in CodeStream Inc. (“CodeStream”), a company that provides an integrated developer collaboration platform. The aggregate purchase price of $28.6 million consisted of approximately $15.1 million in cash (of which the Company held back approximately $7.3 million from the aggregate purchase price for 18 months after the transaction closing date, and which has been accrued as a long-term liability) and 202,561 shares of the Company’s common stock with an aggregate fair value of approximately $13.5 million. The fair value of the consideration transferred was determined based on a $66.58 per share price of the Company’s common stock on the closing date of the acquisition.
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
The following table presents the purchase price allocation related to the acquisition (in thousands):

Cash consideration	$15,140
Fair value of common shares	$26,768
Total consideration	$41,908
Post-business combination compensation expense	$(13,282)
Total purchase price	$28,626
Net assets assumed	$(113)
Deferred tax liabilities	$1,211
Developed technology acquired	$(10,300)
Goodwill	$19,424
The acquisition has been accounted for as a business combination in accordance with ASC 805. The estimated fair value of developed technology acquired of $10.3 million was determined through the use of a third-party valuation firm using cost approach methodology. The direct transaction costs of the acquisition have been accounted for separately from the business combination and expensed as incurred. Total direct transaction costs incurred by the Company were $0.4 million, which were included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2021. The Company paid $0.8 million in acquisition-related expenses incurred by CodeStream related to CodeStream’s advisors which were included as part of the purchase consideration. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.
The acquisition also included a holdback arrangement with certain employees of CodeStream, totaling approximately 199,492 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $13.3 million and was excluded from the aggregate purchase price. These awards will be recognized as stock-based compensation expense over the vesting period, which is 42 months.
Pixie Labs Inc.
On December 22, 2020, the Company acquired all of the equity interests in Pixie Labs Inc., a company that provides a next-generation machine intelligence observability solution for developers using Kubernetes. The aggregate purchase price of $107.9 million consisted of approximately $45.6 million in cash (of which $15.0 million is being held in escrow for 12 months after the transaction closing date) and 884,269 shares of the Company’s common stock with an aggregate fair value of approximately $62.4 million. The fair value of the consideration transferred was determined based on a $70.53 per share price of the Company’s common stock. Of the total purchase price, $4.8 million was allocated to acquired technology with an estimate useful life of three years, net assets assumed, and a deferred tax liability related to the developed technology. The excess $99.1 million of the purchase price over the fair value of the intangible assets acquired was recorded as goodwill. The acquisition has been accounted for as a business combination under the acquisition method. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.
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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of June 30, 2021, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of June 30, 2021, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $4.4 million at June 30, 2021.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Three Months Ended June 30,
	2021	2020
Balance, beginning of period	$3,389	$1,669
Net loss attributable to redeemable non-controlling interest	(40)	(396)
Adjustment to redeemable non-controlling interest	4,395	—
Balance, end of period	$7,744	$1,273

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2021 and March 31, 2021 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$119,534	$—	$—	$119,534
Short-term investments:
Certificates of deposit	—	43,193	—	43,193
Commercial paper	—	15,083	—	15,083
Corporate notes and bonds	—	42,508	—	42,508
U.S. treasury securities	456,439	—	—	456,439
Restricted cash:
Money market funds	5,642	—	—	5,642
Total	$581,615	$100,784	$—	$682,399
Included in cash and cash equivalents				$119,534
Included in short-term investments				$557,223
Included in restricted cash				$5,642

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$101,626	$—	$—	$101,626
Short-term investments:
Certificates of deposit	—	48,099	—	48,099
Commercial paper	—	11,681	—	11,681
Corporate notes and bonds	—	39,873	—	39,873
U.S. treasury securities	475,601	—	—	475,601
Restricted cash:
Money market funds	5,642	—	—	5,642
Total	$582,869	$99,653	$—	$682,522
Included in cash and cash equivalents				$101,626
Included in short-term investments				$575,254
Included in restricted cash				$5,642
There were no transfers between fair value measurement levels during the three months ended June 30, 2021 and 2020.
The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities.

The following table presents the Company’s available-for-sale securities as of June 30, 2021 (in thousands):

	Available-for-sale Investments as of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$43,201	$14	$(22)	$43,193
Commercial paper	15,072	11	—	15,083
Corporate notes and bonds	42,364	165	(21)	42,508
U.S. treasury securities	455,730	934	(225)	456,439
Total available-for-sale investments	$556,367	$1,124	$(268)	$557,223
The following table presents the Company’s available-for-sale securities as of March 31, 2021 (in thousands):

	Available-for-sale Investments as of March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$48,100	$18	$(19)	$48,099
Commercial paper	11,676	5	—	11,681
Corporate notes and bonds	39,620	261	(8)	39,873
U.S. treasury securities	474,171	1,575	(145)	475,601
Total available-for-sale investments	$573,567	$1,859	$(172)	$575,254
As of June 30, 2021 and March 31, 2021, securities that were in an unrealized loss position for more than 12 months were not significant. In addition, the Company did not consider any available-for-sale securities to be impaired as of June 30, 2021 and March 31, 2021.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2021 and March 31, 2021 (in thousands):

	June 30, 2021	March 31, 2021
Due within one year	$306,103	$299,032
Due after one year and within three years	251,120	276,222
Total	$557,223	$575,254
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of June 30, 2021, the fair value of the Notes was $448.7 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $58.7 million and $68.8 million as of June 30, 2021 and March 31, 2021, respectively. In the three months ended June 30, 2021 and 2020, amortization from amounts capitalized was $10.2 million and $9.0 million, respectively. In the three months ended June 30, 2021 and 2020, amounts expensed as incurred were $14.1 million and $3.4 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Computers, software, and equipment	$14,567	$14,270
Site operation equipment	83,148	87,479
Furniture and fixtures	5,772	5,758
Leasehold improvements	49,700	49,751
Capitalized software development costs	69,740	66,451
Total property and equipment	222,927	223,709
Less: accumulated depreciation and amortization	(138,282)	(132,401)
Total property and equipment, net	$84,645	$91,308
Depreciation and amortization expense related to property and equipment was $10.8 million and $10.5 million for the three months ended June 30, 2021 and 2020, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three months ended June 30, 2021, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three months ended June 30, 2021 and were classified as long-term debt for such period.
The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes. On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes.
In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the Conversion Option was $102.5 million and was determined by deducting the fair value of the liability component from the proceeds received upon issuance of the Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the liability component (the “Debt Discount”) and the debt issuance costs were amortized to interest expense over the contractual term of the Notes at an effective interest rate of 5.74%. This rate is inclusive of the issuance costs.

In accounting for the debt issuance costs of $11.6 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds of the Notes. Issuance costs attributable to the liability component were $9.2 million and were amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were $2.4 million and netted with the equity component in additional paid-in capital.
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $110.81 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $173.82 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of our common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce potential dilution to holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $63.2 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital. The net impact related to stockholders’ equity has been included in additional paid-in capital and was a result of the issuance costs of $2.4 million and the purchase of Capped Calls noted above in the amount of $63.2 million.
Effective April 1, 2021 the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity. As a result of the adoption, the Conversion Option of $102.5 million and issuance costs of $2.4 million previously attributable to the equity component will no longer be presented in equity. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. This resulted in a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	June 30, 2021	March 31, 2021
Principal	$500,250	$500,250
Unamortized debt discount	—	(46,378)
Unamortized issuance costs	(4,357)	(4,492)
Net carrying amount	$495,893	$449,380
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Amortization of debt discount	$—	$5,030
Amortization of issuance costs	587	436
Contractual interest expense	625	625
Total interest expense	$1,212	$6,091

8.     Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the three months ended June 30, 2021 consisted of the following (in thousands):

Goodwill as of March 31, 2021	$144,253
Goodwill acquired	19,424
Goodwill as of June 30, 2021	$163,677

Purchased intangible assets subject to amortization as of June 30, 2021 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$30,416	$(8,806)	$21,610
Purchased intangible assets subject to amortization as of March 31, 2021 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,116	$(7,130)	$12,986
Amortization expense of purchased intangible assets was $1.7 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively and is included in cost of revenue on the Company’s condensed consolidated statements of operations.
Estimated future amortization expense as of June 30, 2021 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2022 (remaining nine months)	$6,260
2023	9,000
2024	4,633
2025	1,717
$21,610

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
Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheet.
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

	June 30, 2021	March 31, 2021
Assets
Lease right-of-use-assets	$55,034	$57,425
Liabilities
Lease liabilities	$7,714	$7,886
Lease liabilities, non-current	57,578	59,924
Total operating lease liabilities	$65,292	$67,810
As of June 30, 2021, the weighted average remaining lease term was 6.0 years and the weighted average discount rate was 6.9%.

The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,
	2021	2020
Operating lease expense	$3,473	$3,388
Short-term lease expense	150	228
Variable lease expense	632	699
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$3,810	$4,484
Operating lease assets obtained in exchange for new lease liabilities (1)	—	4,411
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of June 30, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2022 (remaining nine months)	$8,408
2023	14,268
2024	13,358
2025	11,738
2026	11,936
2027	12,542
Thereafter	8,417
Total operating lease payments	$80,667
Less imputed interest	(15,375)
Total operating lease liabilities	$65,292
10.    Commitments and Contingencies
Purchase Commitments—As of June 30, 2021 and March 31, 2021, the Company had purchase commitments of $464.5 million and $494.6 million, respectively, primarily related to data center, cloud and hosting services.
In September 2020, the Company entered into an agreement with a public cloud hosting provider, under which it now has a total five-year minimum commitment of $500.0 million, which is included in the commitment balance as of June 30, 2021 above.
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

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the three months ended June 30, 2021, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $0.9 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, 3,201,577 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2021, there were 14,310,072 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance unit (“PSU”) award activities for the three months ended June 30, 2021 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2021	2,718	$50.55	6.2	$48,064	3,293	$67.76	2.8	$202,459	112	$99.05	2.0	$6,884
Granted	—	—			1,558	59.46			241	82.89
Exercised/vested	(192)	25.24		7,235	(354)	65.77			(33)	99.05
Canceled/forfeited	(131)	71.16			(510)	66.71			—
Outstanding - June 30, 2021	2,395	$51.44	5.6	$49,335	3,987	$64.82	3.0	$267,008	320	$86.88	2.5	$21,459
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

Stock-Based Compensation Expense—Stock-based compensation expense for employees and nonemployees was $42.2 million and $31.2 million for the three months ended June 30, 2021 and 2020. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Cost of revenue	$1,072	$1,502
Research and development	10,964	8,804
Sales and marketing	11,534	13,308
General and administrative (1)	18,617	7,594
Total stock-based compensation expense (2)	$42,187	$31,208
(1) Includes $9.6 million acceleration of share-based payment expense for one of the Company’s executives due to his departure at the end of June 2021.
(2) Includes $0.5 million expense for the three months ended June 30, 2021 due to the restructuring activities commenced in April 2021. Refer to Note 16. Restructuring for more information.
As of June 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options was $17.4 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years. As of June 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock units was $290.4 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years. As of June 30, 2021, unrecognized stock-based compensation cost related to PSUs was $21.5 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

12.    Accounts Receivable, Deferred Revenue and Performance Obligations
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of June 30, 2021.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $4.1 million and $0.3 million as of June 30, 2021 and June 30, 2020, respectively. The Company has no asset impairment charges related to contract assets for the periods presented. Deferred revenue represents consideration received from customers in excess of revenues recognized.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended June 30,
	2021	2020
Deferred revenue, beginning of period	$375,268	$316,327
Contributions from contract asset	1,541	215
Billings	121,177	145,897
Revenue recognized	(180,484)	(162,585)
Deferred revenue, end of period	$317,502	$299,854
For the three months ended June 30, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.
The aggregate unrecognized transaction price of remaining performance obligations as of June 30, 2021 was $654.3 million. The Company expects to recognize more than 93% of the balance as revenue in the 24 months following June 30, 2021 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

13.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax benefit of $0.5 million and provision of $0.3 million for the three months ended June 30, 2021 and 2020, respectively, related to foreign income taxes, research tax credits, and the tax benefit from the acquisition of CodeStream related to the partial release of valuation allowance. Based on the available objective evidence during the three months ended June 30, 2021, the Company believes it is more likely than not that the tax benefits of U.S. and Japan losses incurred during the three months ended June 30, 2021 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. and Japan losses incurred during the three months ended June 30, 2021. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses, foreign tax rate differences, generation of research tax credits, and the tax benefit from the acquisition of CodeStream.

14.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three months ended June 30, 2021 and 2020, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the Conversion Option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of June 30, 2021.
ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2021	2020
Numerator:
Net loss attributable to New Relic	$(78,414)	$(29,756)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	63,339	59,927
Net loss attributable to New Relic per share—basic and diluted	$(1.24)	$(0.50)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2021	2020
Options to purchase common stock	2,395	3,254
RSUs	3,987	4,370
PSUs	320	112
ESPP shares	89	117
	6,791	7,853

15.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2021	2020
United States	$123,035	$112,410
EMEA	28,165	25,196
APAC	17,193	14,965
Other	12,091	10,014
Total revenue	$180,484	$162,585
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2021 and March 31, 2021.
16.    Restructuring
On April 6, 2021, the Company commenced a restructuring plan to realign its cost structure to better reflect significant product and business model innovation over the past 12 months. As a result of the restructuring plan, the Company incurred charges of approximately $12.8 million for employee terminations and other costs associated with the restructuring plan. Most of these charges consisted of cash expenditures and stock-based compensation expense which were recognized and mostly paid off in the first quarter of fiscal 2022.
The following table shows the Company’s restructuring charges for the three months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021
	Severance and other employee costs	Stock-based compensation	Asset impairment	Total
Sales and marketing	$10,965	$406	$104	$11,475
General and administrative	1,183	87	26	1,296
Total	$12,148	$493	$130	$12,771

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
Our revenue for the three months ended June 30, 2021 and 2020 was $180.5 million and $162.6 million, respectively, representing year-over-year growth of 11%. Although we have experienced substantial revenue growth in historical periods, we have had difficulty maintaining our historical growth rates as our business has scaled, even in the periods where our revenue grew in absolute terms. Meanwhile, we have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $78.4 million and $29.8 million for the three months ended June 30, 2021 and 2020, respectively. Our accumulated deficit as of June 30, 2021 was $611.3 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 16%, 10%, and 7%, respectively, of our revenue for the three months ended June 30, 2021, and 16%, 9%, and 6%, respectively, of our revenue for the three months ended June 30, 2020. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has decreased to 1,934 employees as of June 30, 2021 from 2,232 as of June 30, 2020, partially as a result of the restructuring plan we implemented in April 2021 to realign our cost structure and resources.
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
We will continue to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. As the development, distribution and public acceptance of treatments and vaccines progress, we continue to evaluate and refine our operational strategies. Our revenue and deferred revenue have been, in part, negatively impacted by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Furthermore, due to our historical reliance upon a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.

In addition, on July 30, 2020, we announced an updated pricing strategy that prices customer spend based upon their consumption; customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing, which we refer to as “Annual Pool of Funds.” Consumption under this model is measured by the number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform. Although we have seen, in the near term, that this transition has had a negative impact on our results of operations, we believe that this pricing model transition will continue to increase our new and existing customer adoption and allow us to better retain and expand within our existing customer accounts over the long term, and thereby have a positive impact on sales and marketing productivity. However, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would not be fully reflected in our results of operations until future periods.
On April 6, 2021, we announced a restructuring plan to realign our cost structure to better reflect the significant product and business model innovation that occurred over the past 12 months. We expect that go-to-market operations in our consumption-based business model will be more efficient, thus requiring less investment, than our former more traditional subscription model. In furtherance of this strategy shift, we have reallocated some spending to increase our investment on research and development. We believe these initiatives will better align resources to provide further operating flexibility and position the business for its long-term success.
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
As such, beginning with this fiscal quarter ended June 30, 2021, we retired annual recurring revenue (“ARR”) and all of our traditional subscription-based key operating metrics that rely upon ARR. In place of ARR and ARR-derived metrics, we are providing metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue. We believe the change in methodology and focus on consumption-based metrics provide improved disclosures for our investors by better aligning our key operating metrics with our financial statements and will provide a better representation of these important components of our operating model and business performance as we continue to grow our business. The calculation of the key operating metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, aggregated at the parent hierarchy level, for which we have recognized any revenue in the fiscal quarter. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a parent organization that has created a new Active Customer Account, this new Active Customer Account is combined with, and revenue from this new Active Customer Account is included with, the original Active Customer Account. In addition, our Active Customer Accounts metric is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We round the number of Active Customer Accounts that we report as of a particular date down to the nearest hundred.
For the three-month period ended June 30, 2021, we had 14,100 Active Customer Accounts, which is down from 15,400 Active Customer Accounts for the three-month period ended June 30, 2020 and remained flat sequentially from the three-month period ended March 31, 2021.
Number of Active Customer Accounts with Revenue Greater than $100,000. Large customer relationships generally lead to scale and operating leverage in our business model. Compared with smaller customers, large customers present a greater opportunity for us to sell additional capacity because they often have larger budgets, a wider range of potential use cases, and greater potential for migrating new workloads to our platform over time. As a measure of our ability to scale with our customers and attract large enterprises to our platform, we count the number of Active Customer Accounts for which we have recognized greater than $100,000 in revenue in the trailing 12-months.
For the three-month period ended June 30, 2021, we had 964 Active Customer Accounts with trailing 12-month revenue over $100,000, which was a 12% increase compared to 862 for the three-month period ended as of June 30, 2020 and a 2% increase compared to 945 for the three-month period ended March 31, 2021.
Percentage of Revenue from Active Customer Accounts Greater than $100,000. In addition to the number of Active Customer Accounts with revenue greater than $100,000, we also look at our percentage of overall revenue we receive from those accounts in any given quarter as an indicator of our relative performance when selling to our large customer relationships or our smaller revenue accounts. An increase in the percentage of revenue reflects relative higher growth in our large customer relationships, whereas a decrease in the percentage reflects relative higher growth in our performance with smaller revenue customers.
Our percentage of revenue from Active Customers with trailing 12-month revenue greater than $100,000 was 79% for the three-month period ended June 30, 2021, compared to 76% for the three-month period ended June 30, 2020 and 79% for the three-month period ended March 31, 2021.
Net Revenue Retention Rate. We believe the growth in use of our platform by our existing Active Customer Accounts is an important measure of the health of our business and our future growth prospects. We monitor our net revenue retention rate (“NRR”) to measure this growth. We expect our NRR to increase when Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. We expect our NRR to decrease when Active Customer Accounts cease or reduce their usage of a product.
To calculate NRR, we first identify the cohort of Active Customer Accounts that were Active Customer Accounts in the same quarter of the prior fiscal year. Next, we identify the measurement period as the 12-month period ending with the period reported and the prior comparison period as the corresponding period in the prior year. NRR is the quotient obtained by dividing the revenue generated from a cohort of Active Customer Accounts in the measurement period by the revenue generated from that same cohort in the prior comparison period.
Our NRR decreased to 111% for the period ended June 30, 2021 from 122% for the period ended June 30, 2020 and from 112% for the period ended March 31, 2021. The decrease was expected in part due to historical customer churn and in part due to our shift to consumption pricing.

Key Components of Results of Operations
Revenue
For the periods presented, we offered access to our products and/or platform under subscription and usage-based plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased. Our plans typically have terms of one year, although some of our customers commit for shorter or longer periods.
Most of our revenue comes from contracts that are non-cancellable over the contract term. We had remaining performance obligations in the amount of $654.3 million and $726.8 million as of June 30, 2021 and March 31, 2021, respectively, consisting of both billed and unbilled consideration.
Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of our mix of subscription plans and billing frequencies, we do not believe that changes in our deferred revenue in a given period are directly correlated with our revenue growth in that period.
The first two quarters of each fiscal year usually have lower or potentially negative sequential remaining performance obligations and deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we have seen stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, as a portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis as we continue to convert our customers to the new consumption model.
With our shift in pricing strategy, we may experience additional variation from the seasonality trends we have seen in the past for revenue, remaining performance obligations, and deferred revenue. Our shift to a consumption model will allow our customers to choose lower up-front commitments and to instead pay for their consumption in excess of their commitments. In addition, when we recognize variable consideration, we accelerate the drawdown of deferred revenue, if applicable. Furthermore, because our sales representatives are now compensated based on customers’ level of consumption, there may be less incentive to obtain early renewals. Should all of these occur as we expect, we may experience downward pressure on our remaining performance obligations and deferred revenue. Meanwhile, in the event our customers’ consumption usage exceeds their up-front commitments in a meaningful amount, we would expect to see a step up in revenue growth. In addition, our transactions vary by quarter, and within each quarter, a significant portion of our transactions typically close in the last two weeks of that quarter. In the past, prior to our shift in pricing strategy, if we were unable to close one or more transactions in a particular period, or if an expected transaction was delayed until a subsequent period, our results of operations for that period and for any future periods may have been harmed. However, since our change in pricing strategy, we expect less financial impact from end-of-quarter concentration of our transactions.
In addition, our revenue and deferred revenue have been negatively impacted, in part, by the slowdown in activity associated with the COVID-19 pandemic as well as by our change in pricing strategy announced on July 30, 2020. Meanwhile, although we have seen indications of improved market acceptance of our platform and new pricing strategy, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would also not be fully reflected in our results of operations until future periods.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. Commissions are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. With our shift to a consumption model and shift in pricing strategy, we expect that a significant majority of commissions will no longer be capitalized and will instead mostly be expensed as incurred. Sales and marketing expenses also include the costs of our marketing and brand awareness programs, including our free tier offering.
We expect that go-to-market operations in our new consumption-based business model will be more efficient, and requires less investment, than in our former more traditional subscription model. In furtherance of this strategy shift, we have reallocated some spending from sales and marketing to increase our investment on research and development. While we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, our sales and marketing expenses may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our sales and marketing expenses.
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

	Three Months Ended June 30,
	2021	2020

	(in thousands, except per share amounts)
Revenue	$180,484	$162,585
Cost of revenue (1)	59,264	33,273
Gross profit	121,220	129,312
Operating expenses:
Research and development (1)	48,730	40,844
Sales and marketing (1)	102,813	85,136
General and administrative (1)	43,565	29,434
Total operating expenses	195,108	155,414
Loss from operations	(73,888)	(26,102)
Other income (expense):
Interest income	938	2,781
Interest expense	(1,226)	(6,104)
Other expense	(336)	(395)
Loss before income taxes	(74,512)	(29,820)
Income tax provision (benefit)	(453)	332
Net loss	$(74,059)	$(30,152)
Net loss and adjustment attributable to redeemable non-controlling interest	(4,355)	396
Net loss attributable to New Relic	$(78,414)	$(29,756)
Net loss attributable to New Relic per share, basic and diluted	$(1.24)	$(0.50)
Weighted-average shares used to compute net loss per share, basic and diluted	63,339	59,927
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2021	2020

	(in thousands)
Cost of revenue	$1,072	$1,502
Research and development	10,964	8,804
Sales and marketing	11,534	13,308
General and administrative (2)	18,617	7,594
Total stock-based compensation expense (3)	$42,187	$31,208
(2) Includes $9.6 million acceleration of share-based payment expense for one of our executives due to his departure at the end of June 2021.
(3) Includes $0.5 million expense for the three months ended June 30, 2021 due to the restructuring activities commenced in April 2021. Refer to Note 16. Restructuring for more information.

	Three Months Ended June 30,
	2021	2020

	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	33	20
Gross profit	67	80
Operating expenses:
Research and development (1)	27	25
Sales and marketing (1)	57	53
General and administrative (1)	24	18
Total operating expenses	108	96
Loss from operations	(41)	(16)
Other income (expense):
Interest income	1	2
Interest expense	(1)	(4)
Other income (expense), net	—	—
Loss before income taxes	(41)	(18)
Income tax provision	—	—%
Net loss	(41)%	(18)%
Net loss and adjustment attributable to redeemable non-controlling interest	(2)	—
Net loss attributable to New Relic	(43)%	(18)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2021	2020

	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	6	5
Sales and marketing	6	8
General and administrative	10	5
Total stock-based compensation expense	23%	19%
Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
United States	$123,035	$112,410	$10,625	9%
EMEA	28,165	25,196	2,969	12
APAC	17,193	14,965	2,228	15
Other	12,091	10,014	2,077	21
Total revenue	$180,484	$162,585	$17,899	11%
Total revenue increased $17.9 million, or 11%, in the three months ended June 30, 2021 compared to the same period of 2020. Our revenue from the United States increased $10.6 million, or 9%, our revenue from EMEA increased $3.0 million, or 12%, our revenue from APAC increased $2.2 million, or 15%, and our revenue from other regions increased $2.1 million, or 21% in the three months ended June 30, 2021 compared to the same period of 2020, primarily as a result of growth in the existing customer base.

Cost of Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue	$59,264	$33,273	$25,991	78%
Cost of revenue increased $26.0 million, or 78%, in the three months ended June 30, 2021 compared to the same period of 2020. The increase was primarily a result of a $27.4 million increase in hosting-related costs as a result of the additional expenses incurred in connection with our public cloud migration. The remaining increase was due to an increase in depreciation and amortization expense of $0.6 million as a result of site equipment at our third-party data centers. This was partially offset by a $2.2 million decrease in personnel-related costs and a $0.1 million decrease in payment processing fees.
Research and Development

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$48,730	$40,844	$7,886	19%
Research and development expenses increased $7.9 million, or 19%, in the three months ended June 30, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $6.6 million, driven by headcount and merit-based compensation increases. The remaining increase was mostly due to a $1.1 million increase in facilities and depreciation expenses.
Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$102,813	$85,136	$17,677	21%
Sales and marketing expenses increased $17.7 million, or 21%, in the three months ended June 30, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $10.8 million, driven by severance charges resulting from the restructuring activities commenced in April 2021. The remaining increase was due to a $2.9 million increase in allocated costs, including facilities, depreciation, and costs associated with our free tier offering, a $2.8 million increase in marketing programs, a $1.5 million increase in software subscription and consulting expenses, and a $1.2 million increase in travel expenses as COVID-19 travel restrictions ease.
General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$43,565	$29,434	$14,131	48%
General and administrative expenses increased $14.1 million, or 48%, in the three months ended June 30, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $12.2 million, driven by a $10.2 million stock-based compensation charge mostly from the acceleration of share-based payment expense for one of our executives due to his departure from the company at the end of June 2021. The remaining increase was due to a $1.4 million increase in legal and accounting expenses, a $0.3 million increase in software subscription and consulting expenses, and a $0.1 million increase in travel expense.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other expense	$(624)	$(3,718)	$3,094	(83)%
Other expense decreased by $3.1 million, or 83% in the three months ended June 30, 2021 compared to the same period of 2020. The decrease was primarily due to a decrease in interest expense for our convertible debt due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity.
Provision for (Benefit from) Income Tax

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision (benefit)	$(453)	$332	$(785)	236%
We had an income tax benefit of $0.5 million for the three months ended June 30, 2021 as compared to an income tax expense of $0.3 million for the same period of 2020. The change of $0.8 million, or 236%, was mostly due to the income tax benefit recognized as a result of our CodeStream acquisition.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(4,355)	$396	$(4,751)	1,200%
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $4.8 million or 1,200%, in the three months ended June 30, 2021 compared to the same period of 2020. The decrease is related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K. offset by share of associated losses.

Non-GAAP Financial Measures
Non-GAAP (Loss) Income From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, (5) amortization of debt discount and issuance costs, (6) the transaction costs related to acquisitions, (7) lawsuit litigation cost and other expense, (8) gain or loss from lease modification, and (9) adjustment to redeemable non-controlling interest. We use non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
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
Amortization of debt discount and issuance costs. In May 2018, we issued $500.25 million of our 0.50% convertible senior notes due 2023 (the “Notes”), which bear interest at an annual fixed rate of 0.5%. The effective interest rate of the Notes was 5.74%. Effective April 1, 2021 the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity. As a result of the adoption, the debt conversion option and debt issuance costs previously attributable to the equity component will no longer be presented in equity. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. This resulted in a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet. The debt issuance costs were amortized as interest expense. The expense for the amortization of debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.
Transaction costs related to acquisitions. We may from time to time incur direct transaction costs related to acquisitions. We believe it is useful to exclude such charges because it does not consider such amounts to be part of the ongoing operation of our business.
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
Restructuring charges. In April 2021, we commenced a restructuring plan to realign our cost structure to better reflect significant product and business model innovation over the past 12 months. As a result of the restructuring plan, we incurred charges of approximately $12.8 million for employee terminations and other costs associated with the restructuring plan. Most of these charges consisted of cash expenditures and stock-based compensation expense and were recognized in the first quarter of fiscal 2022. We believe it is appropriate to exclude the restructuring charges because they are not indicative of our future operating results.
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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
GAAP loss from operations	$(73,888)	$(26,102)
Plus: Stock-based compensation expense	42,187	31,208
Plus: Amortization of purchased intangibles	1,676	1,276
Plus: Transaction costs related to acquisitions	361	—
Plus: Amortization of stock-based compensation capitalized in software development costs	420	239
Plus: Employer payroll tax on employee equity incentive plans	813	948
Plus: Restructuring charges (1)	12,279	—
Non-GAAP income (loss) from operations	$(16,152)	$7,569

	Three Months Ended June 30,
	2021	2020
GAAP net loss attributable to New Relic	$(78,414)	$(29,756)
Plus: Stock-based compensation expense	42,187	31,208
Plus: Amortization of purchased intangibles	1,676	1,276
Plus: Transaction costs related to acquisitions	361	—
Plus: Amortization of stock-based compensation capitalized in software development costs	420	239
Plus: Employer payroll tax on employee equity incentive plans	813	948
Plus: Amortization of debt discount and issuance costs	587	5,466
Plus: Adjustment to redeemable non-controlling interest	4,395	—
Plus: Restructuring charges (1)	12,279	—
Non-GAAP net income (loss) attributable to New Relic	$(15,696)	$9,381
(1) Restructuring related charge for the stock-based compensation expense of $0.5 million is included on its respective line items.

Non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” Although we have generated non-GAAP income from operations and non-GAAP net income attributable to New Relic in past quarters and while we expect with increased efficiencies for these numbers to improve, we expect to remain in a loss position in the near future as we continue to incur additional expenses during our public cloud migration and due to an increase in commission expense. In prior periods, commissions were mostly capitalized and amortized in future periods. With our shift to a consumption model and shift in pricing strategy, a significant majority of commissions will no longer be capitalized and will instead mostly be expensed as incurred.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Cash provided by operating activities	$9,872	$35,148
Cash provided by (used in) investing activities	4,407	(72,215)
Cash provided by financing activities	4,797	1,424
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,076	$(35,643)
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the timing of our public cloud migration and the related decreased spending on capital expenditures, the introduction of new and enhanced products, seasonality of our billing activities, the timing and extent of spending to support our growth strategy, the continued market acceptance of our products, and competitive pressures. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. We may need or choose to raise additional funds from equity or debt securities in order to meet those capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the three months ended June 30, 2021, cash provided by operating activities was $9.9 million as a result of a net loss of $74.1 million, adjusted by non-cash charges of $64.9 million and a change of $19.1 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $80.6 million decrease in accounts receivable, a $4.9 million increase in accounts payable, and a $2.7 million decrease in lease right-of-use assets. This was partially offset by a $57.8 million decrease in deferred revenue, a $8.6 million decrease in accrued compensation and benefits and other liabilities, and a $2.5 million decrease in lease liabilities.
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
Investing Activities
Cash used in investing activities during the three months ended June 30, 2021 was $4.4 million, primarily as a result of purchases of short-term investments of $23.8 million, cash paid for acquisition, net of cash acquired, of $7.2 million, purchases of property and equipment of $2.2 million, and increases in capitalization of software development costs of $2.9 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $40.5 million.
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
Financing Activities
Cash provided by financing activities during the three months ended June 30, 2021 was $4.8 million, which was the result of proceeds from the exercise of stock options.

Cash provided by financing activities during the three months ended June 30, 2020 was $1.4 million, which was the result of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our principal contractual commitments primarily consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 9 — Leases and Note 10 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2021 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (our “Annual Report”), as filed with the Securities and Exchange Commission, (“SEC”), on May 14, 2021.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, (“GAAP”). In the preparation of these consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.
Except for the early adoption of ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (Subtopic 815-40), there have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2021 as compared to the critical accounting policies and estimates described in our Annual Report.
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
Interest Rate Risk
We had cash and cash equivalents of $259.9 million as of June 30, 2021, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.6 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $557.2 million as of June 30, 2021, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
In March 2018, we issued $500.25 million aggregate principal amount of the Notes. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature in the Notes. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized issuance on our balance sheet, and we present the fair value for required disclosure purposes only.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
This updated pricing strategy may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within budgeted amounts or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. We have seen that the pricing transition has negatively impacted our revenue and deferred revenue for certain customers at the time of their renewal. For example, some customers have decided to take advantage of our new pricing model and choose smaller upfront commitments in favor of spending on actual consumption in excess of committed amounts. Whether our pricing model transition will prove successful is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status and success of our pricing model transition may continue to evolve over the course of the transition as significant trends emerge. For example, beginning with the fiscal quarter ended June 30, 2021, we retired annual recurring revenue (“ARR”) and all of our traditional subscription-based key operating metrics that rely upon ARR. In place of ARR and ARR-derived metrics, we are providing metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue.

We have seen indications of acceptance of our pricing model from our customers and the market in general; however if our pricing model fails to gain continued or broader customer and market acceptance, our business and results of operations could be harmed. In addition, our evolving pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins.
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
The ongoing global coronavirus (“COVID-19”) pandemic could harm our business and results of operations. *
The COVID-19 pandemic continues to impact worldwide economic activity and financial markets and has resulted in authorities implementing numerous measures to contain the virus. In light of the ongoing uncertainty relating to the COVID-19 pandemic and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic and the successful rollout of vaccines; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Our revenue and deferred revenue have been negatively impacted, in part, by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Furthermore, due to our historical reliance on a subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. Meanwhile, our shift to consumption-based pricing contracts, where the revenue we receive is tied to our customers’ actual usage of our products, may further exacerbate the uncertainty with respect to the revenue we receive from our customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $78.4 million and $29.8 million in the three months ended June 30, 2021 and 2020, respectively. At June 30, 2021, we had an accumulated deficit of $611.3 million. We expect to continue to expend substantial financial and other resources on, among other things:
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

In addition, in order for us to maintain or improve our operating results, it is important that our customers renew their commitments or remain on our platform and increase their spend when the contract term expires. Many of our customers may start their accounts on a free tier and have no obligation to enter into a paid commitment or incur spend above the free tier. Our customers that enter into paid commitments have no obligation to renew after the expiration of the contractual term nor an obligation to remain on our platform and incur additional usage fees. Commitments are most often one year in length, and, our customers may renew for lower commitment amounts or instead use our Pay as You Go model, under which they are billed in arrears for their usage. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions entered into prior to our pricing announcement on July 30, 2020 have the right to cancel their agreements prior to the termination of the subscription term. Additionally, some customers have decided and may continue to remain within the limitations of our new free-tier or lower-priced offerings. Customers also have canceled or reduced, and may continue to cancel or reduce, their commitments as a result of the impact of the COVID-19 pandemic on their businesses.
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

In particular, we may in the future need to further adjust our go-to-market cost structure and target metrics, particularly as they relate to how we structure, effect, and compensate our sales teams to become more efficient and effective at selling under the consumption-based business model. Any adjustments in compensation structure could negatively affect the productivity of our sales teams, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments.
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
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. The first two quarters of each fiscal year usually have lower or potentially negative remaining performance obligations and sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, which tend to have a concentration of increased activity in the periods surrounding the change of the Company’s fiscal year. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that this seasonality will continue to affect our sales and operating results in the future, as a portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis as we continue to convert our customers to the new consumption model. However, with our shift in pricing strategy, we may experience additional variation from the seasonality trends we have seen in the past for revenue, remaining performance obligations, and deferred revenue. Accordingly, historical patterns should not be considered indicative of our future sales activity or performance.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the three months ended June 30, 2021, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed. *
Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. For example, on July 1, 2021, Lew Cirne, our founder and former Chief Executive Officer, transitioned from his role as Chief Executive Officer to Executive Chairman of our Board of Directors and Williams Staples, our former President and Chief Product Officer was promoted to Chief Executive Officer.
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
If we cannot continue to maintain and develop our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed. *
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally, we may find it difficult to continue to maintain and develop our corporate culture. There have been recent changes in our senior executive management team resulting from the hiring, promotion or departure of these personnel, and we expect to also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to the creation of new management systems and processes and differences in management style, any of which could adversely impact our corporate culture. In addition, our restructuring plan commenced in April 2021 may have adverse consequences on our corporate culture which may result in attrition beyond our planned reduction in workforce, decrease employee morale or further impact our ability to retain highly skilled employees. We may need to continue to adapt our corporate culture and work environments to such changing circumstances. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition. *
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in the third quarter of fiscal 2021, we acquired Pixie Labs Inc., a company that provides a next generation machine intelligence observability solution for developers using Kubernetes and in the first quarter of fiscal 2022, we acquired CodeStream Inc., a company that provides an integrated developer collaboration platform. Any acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

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

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of June 30, 2021, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:
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
Further, holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Notes, or the indenture) before the maturity date of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes being surrendered or pay cash with respect to Notes being converted.
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
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results. *
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the if-converted method for calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06 for such convertible debt security.
We elected to early adopt ASU 2020-06 on April 1, 2021, using the modified retrospective basis. As a result, we no longer separate the liability and equity components of the Notes on our balance sheet and we use the if-converted method of calculating diluted earnings per share. Under the modified retrospective basis, prior periods are not restated. Rather, the cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. The elimination of the separate accounting reduced the interest expense that we recognized in our fiscal period ended June 30, 2021.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the pricing of the Notes, we entered into capped call transactions with certain financial institutions (the “Capped Calls”). The Capped Call transactions are generally intended to reduce potential dilution to holders of our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset, as the case may be, subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, these financial institutions or their respective affiliates likely purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes. These financial institutions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes and the potential dilution is not reduced or offset by the Capped Calls we entered into. The Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts. *
We are subject to taxation in numerous U.S. states and territories and in non-U.S. countries. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
Risks Related to Laws and Regulations
We are subject to stringent and rapidly changing laws, regulations, industry standards, contractual obligations, and other obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations by us, our customers, or third parties with whom we work could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business. *
We, our customers, and third parties who we work with are subject to numerous evolving and increasingly stringent domestic and foreign laws and other obligations relating to privacy, data protection, and data security that are increasing the cost and complexity of operating our business.

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
European privacy, data protection, and data security laws, including the GDPR, also generally restrict the transfer of personal information from Europe, including the European Economic Area (“EEA”), the UK, and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The Court of Justice of the European Union, however, recently invalidated the Privacy Shield framework, one of the primary safeguards used for cross-border data transfers from the EU, and raised questions on the viability of the primary alternative to the Privacy Shield framework, the European Commission’s Standard Contractual Clauses (“SCCs”). Authorities in Switzerland have since raised similar questions about the SCCs as a mechanism for complying with Swiss data transfer requirements. On June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. The new SCCs may increase the legal risks and liabilities under European privacy, data protection, and data security laws. At present, there are few, if any, viable alternatives to the SCCs.
In addition, the regulation of data transfers between the EU and UK remains subject to post-Brexit uncertainty. For example, pursuant to a post-Brexit trade deal between the UK and the EU, transfers of personal information from the EEA to the UK are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the UK and can intervene if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the UK will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers.
If our efforts to comply with Europe’s highly dynamic cross-border data transfer requirements are not successful, we will face increased risk of substantial fines by European regulators and prohibitions on data processing. These requirements may also result in reduced demand for our services from customers subject to the GDPR and require us to increase our data processing capabilities and other operations in Europe at significant expense. Other jurisdictions are also passing more stringent privacy, data protection and data security laws. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (“LGPD”), and Japan recently passed amendments to its Act on the Protection of Personal Information (“APPI”). Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
Many states have enacted privacy, data protection, and data security laws. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020 (“CPRA”), that will substantially expand the CCPA effective January 1, 2023. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, and Colorado recently enacted the Colorado Privacy Act, both laws of which emulate the CCPA and CPRA in many respects. Further, proposals for comprehensive privacy and data security legislation are advancing in several other states. A patchwork of differing state privacy and data security laws would increase the cost and complexity of operating our business and increase our exposure to liability.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2021, we had 28 issued patents in the United States and abroad and 31 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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

Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through June 30, 2021. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline. *
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our products and platform capabilities, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. Further, beginning with the fiscal quarter ended June 30, 2021, we have retired ARR and all of our traditional subscription-based key operating metrics that rely upon ARR. In place of ARR and ARR-derived metrics, we are providing metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue. To the extent that industry analysts continue to emphasize or place value on subscription-based metrics or inaccurately reflect our key performance indicators in future analyst research and reports, our stock price and trading volume would decline. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our products and platform capabilities or view us as a market leader.

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
The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. GAAP from the adoption of recently issued accounting standards could materially affect our financial position and results of operations.
We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the Financial Accounting Standards Board, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of any new standard that may be adopted may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 8, 2021, we issued 402,053 shares of our common stock to former stockholders of CodeStream Inc. as partial consideration for the acquisition. The shares of common stock were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. See Note 2, Business Combinations contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 Part I of this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36766	3.1	May 28, 2015
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-200078	3.4	November 10, 2014
10.1	Form of Change in Control and Severance Agreement.					X
10.2	Offer Letter between the Registrant and Kristy Friedrichs, dated as of February 1, 2017.					X
10.3	Offer Letter between the Registrant and Steve Hurn, dated as of April 20, 2020.					X
10.4	Addendum to Employment Contract between the Registrant and Steve Hurn, dated as of February 1, 2021.					X
10.5	Separation Agreement by and between New Relic, Inc. and Michael Christenson, dated as of June 24, 2021.					X
10.6	Cooperation Agreement by and among New Relic, Inc. and affiliates of Engaged Capital, LLC, dated as of June 24, 2021.	8-K	001-36766	10.1	June 25, 2021
10.7	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.	8-K	001-36766	99.2	June 25, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	August 3, 2021
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)