Form 10-Q
period 2021-09-30
NEW RELIC, INC.
filed 2021-11-08
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, there were 65,411,702 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•Our ongoing and planned expenditures on cloud hosting providers and expenditures on transitioning our services and customers from our data center hosting facilities to public cloud providers are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$231,918	$240,821
Short-term investments	551,594	575,254
Accounts receivable, net of allowances of $2,251 and $2,633, respectively	103,103	174,027
Prepaid expenses and other current assets	24,759	21,944
Deferred contract acquisition costs	29,852	36,210
Total current assets	941,226	1,048,256
Property and equipment, net	78,993	91,308
Restricted cash	5,643	5,642
Goodwill	163,677	144,253
Intangible assets, net	19,933	12,986
Deferred contract acquisition costs, non-current	19,846	32,579
Lease right-of-use assets	53,019	57,425
Other assets, non-current	5,143	6,170
Total assets	$1,287,480	$1,398,619
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$37,888	$24,171
Accrued compensation and benefits	31,879	37,196
Other current liabilities	13,004	19,174
Deferred revenue	271,687	373,594
Lease liabilities	8,928	7,886
Total current liabilities	363,386	462,021
Convertible senior notes, net	496,482	449,380
Lease liabilities, non-current	54,705	59,924
Deferred revenue, non-current	559	1,674
Other liabilities, non-current	17,037	8,256
Total liabilities	932,169	981,255
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	13,443	3,389
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2021 and March 31, 2021; 65,639 shares and 64,019 shares issued at September 30, 2021 and March 31, 2021; and 65,379 shares and 63,759 shares outstanding at September 30, 2021 and March 31, 2021	65	64
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,008,363	1,001,309
Accumulated other comprehensive loss	(1,208)	(19)
Accumulated deficit	(665,089)	(587,116)
Total stockholders’ equity	341,868	413,975
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,287,480	$1,398,619
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue	$195,694	$166,054	$376,178	$328,639
Cost of revenue	64,262	45,198	123,526	78,471
Gross profit	131,432	120,856	252,652	250,168
Operating expenses:
Research and development	51,368	44,628	100,098	85,472
Sales and marketing	93,067	89,378	195,880	174,514
General and administrative	34,014	29,798	77,579	59,232
Total operating expenses	178,449	163,804	373,557	319,218
Loss from operations	(47,017)	(42,948)	(120,905)	(69,050)
Other income (expense):
Interest income	724	2,220	1,662	5,001
Interest expense	(1,228)	(6,216)	(2,454)	(12,320)
Other expense	(43)	(604)	(379)	(999)
Loss before income taxes	(47,564)	(47,548)	(122,076)	(77,368)
Income tax provision	506	380	53	712
Net loss	$(48,070)	$(47,928)	$(122,129)	$(78,080)
Net loss and adjustment attributable to redeemable non-controlling interest	(5,699)	377	(10,054)	773
Net loss attributable to New Relic	$(53,769)	$(47,551)	$(132,183)	$(77,307)
Net loss attributable to New Relic per share, basic and diluted	$(0.84)	$(0.79)	$(2.07)	$(1.28)
Weighted-average shares used to compute net loss per share, basic and diluted	64,277	60,545	63,811	60,237
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to New Relic	$(53,769)	$(47,551)	$(132,183)	$(77,307)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(358)	(1,711)	(1,189)	(2,470)
Comprehensive loss attributable to New Relic	$(54,127)	$(49,262)	$(133,372)	$(79,777)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021								Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	64,966	$64	$962,512	260	$(263)	$(850)	$(611,320)	$350,143	60,502	$60	$813,212	260	$(263)	$4,110	$(424,262)	$392,857
Issuance of common stock upon exercise of stock options	123	—	2,782	—	—	—	—	2,782	237	—	1,176	—	—	—	—	1,176
Issuance of common stock for vested restricted stock units	450	1	(1)	—	—	—	—	—	351	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	100	—	5,417	—	—	—	—	5,417	137	—	6,494	—	—	—	—	6,494
Stock-based compensation expense	—	—	37,653	—	—	—	—	37,653	—	—	36,130	—	—	—	—	36,130
Other comprehensive loss, net	—	—	—	—	—	(358)	—	(358)	—	—	—	—	—	(1,711)	—	(1,711)
Net loss attributable to New Relic	—	—	—	—	—	—	(53,769)	(53,769)	—	—	—	—	—	—	(47,551)	(47,551)
Balance at end of period	65,639	$65	$1,008,363	260	$(263)	$(1,208)	$(665,089)	$341,868	61,227	$61	$857,011	260	$(263)	$2,399	$(471,813)	$387,395

	Six Months Ended September 30, 2021								Six Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639
Effect of adoption of ASU 2020-06	—	—	(100,136)	—	—	—	54,210	(45,926)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	315	—	7,614	—	—	—	—	7,614	287	—	2,650	—	—	—	—	2,650
Issuance of common stock for vested restricted stock units	804	1	(1)	—	—	—	—	—	705	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	100	—	5,417	—	—	—	—	5,417	137	—	6,494	—	—	—	—	6,494
Issuance of common stock related to acquisition of business	401	—	13,487	—	—	—	—	13,487	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	80,673	—	—	—	—	80,673	—	—	67,389	—	—	—	—	67,389
Other comprehensive loss, net	—	—	—	—	—	(1,189)	—	(1,189)	—	—	—	—	—	(2,470)	—	(2,470)
Net loss attributable to New Relic	—	—	—	—	—	—	(132,183)	(132,183)	—	—	—	—	—	—	(77,307)	(77,307)
Balance at end of period	65,639	$65	$1,008,363	260	$(263)	$(1,208)	$(665,089)	$341,868	61,227	$61	$857,011	260	$(263)	$2,399	$(471,813)	$387,395

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss attributable to New Relic	$(132,183)	$(77,307)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	10,054	(773)
Net loss:	$(122,129)	$(78,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45,426	43,404
Stock-based compensation expense	79,758	66,575
Amortization of debt discount and issuance costs	1,176	11,010
Other	(124)	2,354
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	70,924	45,980
Prepaid expenses and other assets	(2,362)	473
Deferred contract acquisition costs	(758)	(19,662)
Lease right-of-use assets	5,077	(1,086)
Accounts payable	15,191	14,870
Accrued compensation and benefits and other liabilities	(12,111)	1,941
Lease liabilities	(4,177)	1,008
Deferred revenue	(103,022)	(40,729)
Net cash provided by (used in) operating activities	(27,131)	48,058
Cash flows from investing activities:
Purchases of property and equipment	(2,826)	(12,641)
Cash paid for acquisition, net of cash acquired	(7,192)	—
Purchases of short-term investments	(134,350)	(227,347)
Proceeds from sale and maturity of short-term investments	155,613	173,950
Capitalized software development costs	(6,047)	(6,843)
Net cash provided by (used in) investing activities	5,198	(72,881)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	5,417	6,494
Proceeds from exercise of employee stock options	7,614	2,650
Net cash provided by financing activities	13,031	9,144
Net decrease in cash, cash equivalents and restricted cash	(8,902)	(15,679)
Cash, cash equivalents and restricted cash at beginning of period	246,463	298,164
Cash, cash equivalents and restricted cash at end of period	$237,561	$282,485
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$231,918	$276,843
Restricted cash	5,643	5,642
Total cash, cash equivalents and restricted cash	$237,561	$282,485
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$131	$1,851
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$77	$2,374
Issuance of common stock for the acquisition of business	$13,487	$—
Acquisition holdback	$7,250	$—
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
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of share-based awards, fair value of purchased intangible assets and goodwill, variable considerations included in the transaction price for our customer contracts, useful lives of purchased intangible assets, unrecognized tax benefits, expected benefit period for deferred commissions, incremental borrowing rate used for operating lease liabilities, and the capitalization and estimated useful life of the Company’s software development costs.
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
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of September 30, 2021 or March 31, 2021. There was no customer that individually exceeded 10% of the Company’s revenue during the three or six months ended September 30, 2021 or 2020.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
There have been no new accounting pronouncements issued during the six months ended September 30, 2021 that are of significance to the Company.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted ASU 2020-06 effective April 1, 2021, using the modified retrospective basis, which resulted in a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet.

2.    Business Combinations
During the six months ended September 30, 2021, the Company completed one acquisition, which is described below. The Company did not complete any acquisitions during the three months ended September 30, 2021.
CodeStream Inc.
On June 8, 2021, the Company acquired all of the equity interests in CodeStream Inc. (“CodeStream”), a company that provides an integrated developer collaboration platform. The aggregate purchase price of $28.6 million consisted of approximately $15.1 million in cash (of which the Company held back approximately $7.3 million from the aggregate purchase price for 18 months after the transaction closing date, and which has been accrued as a long-term liability) and 202,561 shares of the Company’s common stock with an aggregate fair value of approximately $13.5 million. The fair value of the consideration transferred was determined based on a $66.58 per share price of the Company’s common stock on the closing date of the acquisition. The total purchase price was allocated to the developed technology acquired with an estimated useful life of three years, net assets assumed, and a deferred tax liability related to the developed technology. The excess purchase price was recorded as goodwill. The acquisition was accounted for as a business combination in accordance with ASC 805. The estimated fair value of developed technology acquired of $10.3 million was determined through the use of a third-party valuation firm using cost approach methodology. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.
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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396 million Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156 million Japanese Yen) and approximately $1.0 million (104 million Japanese Yen), respectively, to subscribe to additional shares. As of September 30, 2021, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of September 30, 2021, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $10.2 million at September 30, 2021.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Six Months Ended September 30,
	2021	2020
Balance, beginning of period	$3,389	$1,669
Net loss attributable to redeemable non-controlling interest	(181)	(773)
Adjustment to redeemable non-controlling interest	10,235	—
Balance, end of period	$13,443	$896

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2021 and March 31, 2021 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$119,417	$—	$—	$119,417
Commercial paper	—	4,000	—	4,000
Short-term investments:
Certificates of deposit	—	92,812	—	92,812
Commercial paper	—	22,082	—	22,082
Corporate notes and bonds	—	76,577	—	76,577
U.S. treasury securities	360,123	—	—	360,123
Restricted cash:
Money market funds	5,643	—	—	5,643
Total	$485,183	$195,471	$—	$680,654
Included in cash and cash equivalents				$123,417
Included in short-term investments				$551,594
Included in restricted cash				$5,643

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$101,626	$—	$—	$101,626
Short-term investments:
Certificates of deposit	—	48,099	—	48,099
Commercial paper	—	11,681	—	11,681
Corporate notes and bonds	—	39,873	—	39,873
U.S. treasury securities	475,601	—	—	475,601
Restricted cash:
Money market funds	5,642	—	—	5,642
Total	$582,869	$99,653	$—	$682,522
Included in cash and cash equivalents				$101,626
Included in short-term investments				$575,254
Included in restricted cash				$5,642
There were no transfers between fair value measurement levels during the six months ended September 30, 2021 and 2020.
The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities.

The following table presents the Company’s available-for-sale securities as of September 30, 2021 (in thousands):

	Available-for-sale Investments as of September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$92,802	$18	$(8)	$92,812
Commercial paper	22,071	11	—	22,082
Corporate notes and bonds	76,521	97	(41)	76,577
U.S. treasury securities	359,702	569	(148)	360,123
Total available-for-sale investments	$551,096	$695	$(197)	$551,594
The following table presents the Company’s available-for-sale securities as of March 31, 2021 (in thousands):

	Available-for-sale Investments as of March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$48,100	$18	$(19)	$48,099
Commercial paper	11,676	5	—	11,681
Corporate notes and bonds	39,620	261	(8)	39,873
U.S. treasury securities	474,171	1,575	(145)	475,601
Total available-for-sale investments	$573,567	$1,859	$(172)	$575,254
As of September 30, 2021 and March 31, 2021, securities that were in an unrealized loss position for more than 12 months were not significant. In addition, the Company did not consider any available-for-sale securities to be impaired as of September 30, 2021 and March 31, 2021.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2021 and March 31, 2021 (in thousands):

	September 30, 2021	March 31, 2021
Due within one year	$342,128	$299,032
Due after one year and within three years	209,466	276,222
Total	$551,594	$575,254
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of September 30, 2021, the fair value of the Notes was $458.8 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $49.7 million and $68.8 million as of September 30, 2021 and March 31, 2021, respectively. In the three months ended September 30, 2021 and 2020, amortization from amounts capitalized was $9.6 million and $9.5 million, respectively. In the six months ended September 30, 2021 and 2020, amortization from amounts capitalized was $19.8 million and $18.5 million, respectively. In the three months ended September 30, 2021 and 2020, amounts expensed as incurred were $15.4 million and $2.8 million, respectively. In the six months ended September 30, 2021 and 2020, amounts expensed as incurred were $29.5 million and $6.2 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Computers, software, and equipment	$14,662	$14,270
Site operation equipment	82,166	87,479
Furniture and fixtures	5,772	5,758
Leasehold improvements	49,783	49,751
Capitalized software development costs	74,177	66,451
Total property and equipment	226,560	223,709
Less: accumulated depreciation and amortization	(147,567)	(132,401)
Total property and equipment, net	$78,993	$91,308
Depreciation and amortization expense related to property and equipment was $10.8 million and $11.3 million for the three months ended September 30, 2021 and 2020, respectively, and $21.6 million and $21.8 million for the six months ended September 30, 2021 and 2020, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and six months ended September 30, 2021, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three and six months ended September 30, 2021 and were classified as long-term debt for such period.
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
In the first quarter of fiscal 2022, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity. As a result of the adoption, the Conversion Option of $102.5 million and issuance costs of $2.4 million previously attributable to the equity component are no longer be presented in equity. Similarly, the debt discount, which was equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. As a result, the Company recorded a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	September 30, 2021	March 31, 2021
Principal	$500,250	$500,250
Unamortized debt discount	—	(46,378)
Unamortized issuance costs	(3,768)	(4,492)
Net carrying amount	$496,482	$449,380
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Amortization of debt discount	$—	$5,095	$—	$10,125
Amortization of issuance costs	589	449	1,176	885
Contractual interest expense	623	626	1,248	1,251
Total interest expense	$1,212	$6,170	$2,424	$12,261

8.     Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the six months ended September 30, 2021 consisted of the following (in thousands):

Goodwill as of March 31, 2021	$144,253
Goodwill acquired	19,424
Goodwill as of September 30, 2021	$163,677

Purchased intangible assets subject to amortization as of September 30, 2021 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$30,416	$(10,483)	$19,933
Purchased intangible assets subject to amortization as of March 31, 2021 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,116	$(7,130)	$12,986
Amortization expense of purchased intangible assets was $1.7 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $3.4 million and $2.6 million for the six months ended September 30, 2021 and 2020, respectively, and is included in cost of revenue on the Company’s condensed consolidated statements of operations.
Estimated future amortization expense as of September 30, 2021 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2022 (remaining six months)	$4,583
2023	9,000
2024	4,633
2025	1,717
$19,933

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
Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheet.
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

	September 30, 2021	March 31, 2021
Assets
Lease right-of-use-assets	$53,019	$57,425
Liabilities
Lease liabilities	$8,928	$7,886
Lease liabilities, non-current	54,705	59,924
Total operating lease liabilities	$63,633	$67,810
As of September 30, 2021, the weighted average remaining lease term was 5.8 years and the weighted average discount rate was 6.9%.

The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$3,481	$3,527	$6,954	$6,915
Short-term lease expense	153	196	303	424
Variable lease expense	731	625	1,363	1,324
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$7,567	$7,834
Operating lease assets obtained in exchange for new lease liabilities (1)	319	5,473
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of September 30, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2022 (remaining six months)	$5,732
2023	14,398
2024	13,274
2025	11,679
2026	11,879
2027	12,478
Thereafter	8,387
Total operating lease payments	$77,827
Less imputed interest	(14,194)
Total operating lease liabilities	$63,633
10.    Commitments and Contingencies
Purchase Commitments—As of September 30, 2021 and March 31, 2021, the Company had purchase commitments of $465.9 million and $494.6 million, respectively, primarily related to data center, cloud and hosting services.
In September 2020, the Company entered into an agreement with a public cloud hosting provider, under which it now has a total five-year minimum commitment of $500.0 million, which is included in the commitment balance as of September 30, 2021 above.
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

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the six months ended September 30, 2021, 100,309 shares of common stock were purchased under the ESPP. For the six months ended September 30, 2020, 136,978 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.0 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $2.4 million for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, 3,101,268 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2021, there were 14,028,750 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance unit (“PSU”) award activities for the six months ended September 30, 2021 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2021	2,718	$50.55	6.2	$48,064	3,293	$67.76	2.8	$202,459	112	$99.05	2.0	$6,884
Granted	—	—			2,065	63.48			241	82.89
Exercised/vested	(315)	24.18		13,510	(770)	66.35			(33)	99.05
Canceled/forfeited	(160)	72.32			(707)	66.48			—
Outstanding - September 30, 2021	2,243	$52.70	5.5	$52,790	3,881	$65.99	2.9	$278,525	320	$86.88	2.3	$22,997
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

Stock-Based Compensation Expense—Stock-based compensation expense for employees and nonemployees was $37.6 million and $35.4 million for the three months ended September 30, 2021 and 2020, respectively, and $79.8 million and $66.6 million for the six months ended September 30, 2021 and 2020, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,303	$1,622	$2,375	$3,124
Research and development	12,147	10,450	23,111	19,254
Sales and marketing	13,548	14,537	25,082	27,845
General and administrative (1)	10,573	8,758	29,190	16,352
Total stock-based compensation expense (2)	$37,571	$35,367	$79,758	$66,575
(1) Includes $9.6 million acceleration of share-based payment expense for the six months ended September 30, 2021, for one of the Company’s executives due to his departure at the end of June 2021. There was no corresponding expense for the three-month period.
(2) Includes $0.5 million expense for the six months ended September 30, 2021 due to the restructuring activities commenced in the first quarter of fiscal 2022. There was no corresponding expense for the three-month period. Refer to Note 16. Restructuring for more information.
As of September 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options was $15.0 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. As of September 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock units was $287.2 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. As of September 30, 2021, unrecognized stock-based compensation cost related to PSUs was $17.9 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

12.    Accounts Receivable, Deferred Revenue and Performance Obligations
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of September 30, 2021.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $4.2 million and $0.2 million as of September 30, 2021 and September 30, 2020, respectively. The Company has no asset impairment charges related to contract assets for the periods presented. Deferred revenue represents consideration received from customers in excess of revenues recognized.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Deferred revenue, beginning of period	$317,502	$299,854	$375,268	$316,327
Contributions from contract asset	99	(71)	1,640	144
Billings	150,339	141,869	271,516	287,766
Revenue recognized	(195,694)	(166,054)	(376,178)	(328,639)
Deferred revenue, end of period	$272,246	$275,598	$272,246	$275,598
For the three and six months ended September 30, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

For the three and six months ended September 30, 2021, the Company recognized $9.7 million and $7.9 million, respectively, in revenue from performance obligations satisfied in prior periods. The amounts recognized during the three and six months ended September 30, 2020 from performance obligations satisfied in prior periods was immaterial.
The aggregate unrecognized transaction price of remaining performance obligations as of September 30, 2021 was $597.2 million. The Company expects to recognize more than 93% of the balance as revenue in the 24 months following September 30, 2021 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

13.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.5 million and provision of $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and an income tax provision of $0.1 million and $0.7 million for the six months ended September 30, 2021 and 2020, respectively, related to foreign income taxes, research tax credits, and the tax benefit from the acquisition of CodeStream related to the partial release of valuation allowance. Based on the available objective evidence during the three and six months ended September 30, 2021, the Company believes it is more likely than not that the tax benefits of U.S. and Japan losses incurred during the three and six months ended September 30, 2021 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. and Japan losses incurred during the three and six months ended September 30, 2021. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses, foreign tax rate differences, generation of research tax credits, and the tax benefit from the acquisition of CodeStream.

14.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and six months ended September 30, 2021 and 2020, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the Conversion Option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of September 30, 2021.
ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to New Relic	$(53,769)	$(47,551)	$(132,183)	$(77,307)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	64,277	60,545	63,811	60,237
Net loss attributable to New Relic per share—basic and diluted	$(0.84)	$(0.79)	$(2.07)	$(1.28)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2021	2020
Options to purchase common stock	2,243	3,065
RSUs	3,881	4,166
PSUs	320	112
ESPP shares	43	64
	6,487	7,407

15.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
United States	$133,405	$114,946	$256,440	$227,356
EMEA	30,041	26,248	58,206	51,444
APAC	19,305	15,298	36,498	30,263
Other	12,943	9,562	25,034	19,576
Total revenue	$195,694	$166,054	$376,178	$328,639
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2021 and March 31, 2021.

16.    Restructuring
In the first quarter of fiscal 2022, the Company commenced a restructuring plan to realign its cost structure to better reflect significant product and business model innovation over the past 12 months. As a result of the restructuring plan, the Company incurred charges of approximately $12.8 million for employee terminations and other costs associated with the restructuring plan. Most of these charges consisted of cash expenditures and stock-based compensation expense which were recognized and mostly paid off in the first quarter of fiscal 2022. For the second quarter of fiscal 2022, the Company had an immaterial credit adjustment and had no restructuring charges for the same period last year. The Company incurred $12.8 million and $0 million in restructuring charges for the six months ended September 30, 2021 and 2020, respectively.
The following table shows the Company’s restructuring charges for the six months ended September 30, 2021 (in thousands):

	Six Months Ended September 30, 2021
	Severance and other employee costs	Stock-based compensation	Asset impairment	Total
Sales and marketing	$10,962	$406	$104	$11,472
General and administrative	1,178	87	26	1,291
Total	$12,140	$493	$130	$12,763

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
Overview
New Relic delivers a software platform for customers to land all of their telemetry data quickly and affordably in one place and derive actionable insights from that data in a unified front-end application. This category of software products is generally referred to as observability. Our customers use our software platform, New Relic One, to ensure that they can observe and operate all of the components of their digital infrastructure and provide a quality digital experience for their customers. With a unified front end, purpose built on top of the world’s most powerful telemetry data platform, New Relic One helps our users get a comprehensive and consistent view of their digital estate.
At present, most observability software is targeted at a small subset of the developer community that works in the “operate” phase of the developer lifecycle. These engineers are primarily concerned with the availability of the applications and infrastructure that are the primary components of a customer’s digital environment. However, a key component of our multi-year strategy is to help all software developers realize the largely dormant value of telemetry data. We fundamentally believe that telemetry data is valuable in all of the phases of the developer lifecycle: plan, build, deploy and operate.
To deliver on this strategy, we make data ingest so affordable that customers have no reservations about populating our data platform with their growing amounts of telemetry data. We believe that engineers are attracted to very large data sets, and over time we intend to introduce ways for engineers in the plan, build and deploy phases of the developer lifecycle to realize significant value from that data.
We believe we offer the lowest prices for data ingest in the industry; we can do this because we’ve built a massively scalable proprietary telemetry data platform, which is a unique competitive advantage and we are able to leverage that scale to offer more cost-effective solutions. Our unified front end and data-centric approach to observability gives our users a consistent and comprehensive view of their digital environment. This is in contrast to most other vendors we compete against that take an application-centric approach that forces users to toggle between a variety of stand-alone applications on top of purpose-built databases, effectively creating silos of data.
In July 2020, we initiated a turnaround plan for our business to compete more effectively in the market by putting our customers at the center of everything we do: we consolidated our underlying data platform, integrated our product experiences, streamlined and simplified our packaging and pricing, and shifted our business model from subscription to consumption. As of the end of our second fiscal quarter, with the turnaround plan’s operational changes complete and revenue growth showing acceleration, we are pleased to begin a new chapter for New Relic focused on growth.
Our customers span the continuum from start ups to the world’s largest corporations; the common thread among all of the users of our products is a desire to offer their constituents a top-tier digital experience. We primarily sell New Relic One on a consumption model; customers on our new pricing model only pay for data ingest and provisioned users. We engage with prospects and customers directly through our field, inside sales teams and on our website, as well as indirectly through channel partners. The majority of our customers are on either “Pay as You Go” contracts where they are charged for usage in arrears, or “Annual Pool of Funds” contracts where they commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing. The majority of our Annual Pool of Funds contracts are one year in duration and are invoiced upfront. When a customer consumes either data or users in excess of their aggregate commitment, they are charged the same rate they negotiated in the commitment, and are invoiced for incremental charges when their consumption exceeds their commitment. When we enter into multi-year Annual Pool of Funds contracts, we typically invoice the customer on an annual basis.

We offer a free tier of New Relic One. As a result, our direct sales prospects are often familiar with our platform and may already be using it in a limited fashion. A core component of our growth strategy is to provide a friction-free environment for developers to familiarize themselves with our solutions, and then offer incremental opportunities to derive more value from our products in the form of free, downloadable applications, or engagement with a knowledgeable member of our sales team for a bespoke discussion.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounts for a de minimis amount of our total revenue. We expect to continue to invest in our product and go-to-market organizations as we believe both the self-serve nature of our products, and the customer specific attention from our technologists, play an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
Our revenue for the three months ended September 30, 2021 and 2020 was $195.7 million and $166.1 million, respectively, representing year-over-year growth of 18%. For the six months ended September 30, 2021 and 2020, our revenue was $376.2 million and $328.6 million, respectively, representing year-over-year growth of 14%. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $53.8 million and $47.6 million for the three months ended September 30, 2021 and 2020, respectively, and $132.2 million and $77.3 million for the six months ended September 30, 2021 and 2020, respectively. Our accumulated deficit as of September 30, 2021 was $665.1 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 15%, 10%, and 7%, respectively, of our revenue for the three months ended September 30, 2021, and 16%, 9%, and 6%, respectively, of our revenue for the three months ended September 30, 2020. Our revenue from those regions constituted 15%, 10%, and 7%, respectively, of our revenue for the six months ended September 30, 2021, and 16%, 9%, and 6%, respectively, of our revenue for the six months ended September 30, 2020. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Impact of the Ongoing COVID-19 Pandemic
The COVID-19 pandemic continues to affect the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration of the pandemic and the successful rollout of vaccines; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; impact on our employee recruitment and attrition; and effect on our vendors, all of which remain uncertain and cannot be predicted at this time.
During the three months ended September 30, 2021, a number of our offices in certain locations were re-opened in limited capacities. As our offices reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs. We are continuing to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. As the development, distribution and public acceptance of treatments and vaccines progress, we continue to evaluate and refine our operational strategies. Our revenue and deferred revenue have been, in part, negatively impacted by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
Factors Affecting Our Performance
Market Adoption of Our Platform. Our success, including our rate of customer expansions and renewals, is dependent on the market adoption of our platform. With the introduction of new technologies, the evolution of our platform and new market entrants, competition has intensified and we expect competition to further intensify in the future. We employ a land and expand business model centered around offering a platform that is open, connected and programmable. We believe that we have built a highly differentiated platform and we intend to continue to invest in building additional offerings, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our ability to improve market adoption of our platform will also depend on a number of other factors, including the competitiveness and pricing of our products, offerings of our competitors, success of international expansion, and effectiveness of our sales and marketing efforts. With the shift in our pricing strategy, which will now rely primarily upon a per-user license fee and payment based on the quantity of data ingested, we will be more closely tying our revenue to the usage of our platform. Together with our new pricing strategy, we also launched a new, robust free tier and improved self-service capabilities, which we expect to result in a material increase in our ability to attract and convert free users into new paying customers.
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
Key Operating Metrics
The pricing changes announced in the second quarter of fiscal 2021 have shifted our business model away from subscription-based revenue to consumption-based revenue.
As such, beginning with the fiscal quarter ended June 30, 2021, we retired annual recurring revenue (“ARR”) and all of our traditional subscription-based key operating metrics that rely upon ARR. In place of ARR and ARR-derived metrics, we are providing metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue. We believe the change in methodology and focus on consumption-based metrics provide improved disclosures for our investors by better aligning our key operating metrics with our financial statements and will provide a better representation of these important components of our operating model and business performance as we continue to grow our business. The calculation of the key operating metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market adoption of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, aggregated at the parent hierarchy level, for which we have recognized any revenue in the fiscal quarter. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a parent organization that has created a new Active Customer Account, this new Active Customer Account is combined with, and revenue from this new Active Customer Account is included with, the original Active Customer Account. In addition, our Active Customer Accounts metric is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We round the number of Active Customer Accounts that we report as of a particular date down to the nearest hundred.
For the three-month period ended September 30, 2021, we had 14,300 Active Customer Accounts, which is down from 14,500 Active Customer Accounts for the three-month period ended September 30, 2020 and is up sequentially from 14,100 Active Customer Accounts for the three-month period ended June 30, 2021.
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
For the three-month period ended September 30 2021, we had 1,011 Active Customer Accounts with trailing 12-month revenue over $100,000, which was a 13% increase compared to 894 for the three-month period ended as of September 30, 2020 and a 4.9% increase compared to 964 for the three-month period ended June 30, 2021.
Percentage of Revenue from Active Customer Accounts Greater than $100,000. In addition to the number of Active Customer Accounts with revenue greater than $100,000, we also look at our percentage of overall revenue we receive from those accounts in any given quarter as an indicator of our relative performance when selling to our large customer relationships compared to our smaller revenue accounts. An increase in the percentage of revenue reflects relative higher growth in our large customer relationships, whereas a decrease in the percentage reflects relative higher growth in our performance with smaller revenue customers.
Our percentage of revenue from Active Customers with trailing 12-month revenue greater than $100,000 was 81% for the three-month period ended September 30, 2021, compared to 77% for the three-month period ended September 30, 2020 and 79% for the three-month period ended June 30, 2021.
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
Our NRR decreased to 112% for the period ended September 30, 2021 from 119% for the period ended September 30, 2020 and increased from 111% for the period ended June 30, 2021. The decrease year-over-year was expected in part due to historical customer churn and in part due to our shift to consumption pricing.
Key Components of Results of Operations
Revenue
For the periods presented, we offered access to our products and/or platform under subscription and consumption-based plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased. Our Annual Pool of Funds plans typically have terms of one year, although some of our customers commit for shorter or longer periods; our Pay as You Go plans do not have a commitment.
Most of our revenue comes from contracts that are non-cancellable over the contract term. Our shift to a consumption-based model allows our customers to choose lower up-front commitments and to instead pay for their consumption in excess of their commitments. Meanwhile, if consumption by our users exceeds their up-front commitments, we would see an increase in the amount of revenue that we recognize from those customers. Additionally, because our sales representatives are now compensated based on customers’ level of consumption, there is less incentive for them to obtain early renewals in order to increase non-cancellable revenue commitments.
We have and may continue to experience downward pressure on our remaining performance obligations and deferred revenue as a result of our shift to our new pricing model. We had remaining performance obligations in the amount of $597.2 million and $726.8 million as of September 30, 2021 and March 31, 2021, respectively, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. In addition, when we recognize variable consideration, we accelerate the drawdown of deferred revenue, if applicable. As a result of these factors, as well as our mix of subscription plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
Historically, the first two quarters of each fiscal year have generally had lower or potentially negative sequential remaining performance obligations and deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. As a result, over time we have historically seen stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that the impact of this seasonality may moderate over time but will continue to affect our sales and operating results in the future, as a portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis as we continue to convert our customers to our consumption-based model.

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
Cost of Revenue
Cost of revenue consists of expenses relating to hosting-related costs, salaries and benefits of operations and global customer support personnel, data center operations, depreciation and amortization, consulting costs, and payment processing fees. Personnel related costs consist of salaries, benefits, bonuses and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer adoption and the number of products we offer, as customer usage continues to grow. Additionally, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. We are continuing to decrease the amount of capital expenditures on hosting equipment for use in our data center hosting facilities as we transition to greater dependence on cloud hosting providers. This public cloud migration has resulted and will continue to result in significant increased costs in the short term as we are incurring cloud migration costs as well as costs to maintain our data center operations.
Gross Profit and Margin
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our hosting-related costs, operations and global customer support personnel, and the amortization of capitalized software. Although we expect our gross margin to fluctuate from period to period as a result of these factors, our recent public cloud migration and, to a lesser extent, our pricing transition, have contributed to lower gross margins and we expect to continue to experience additional downward pressure on margins in the short-term.
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
We plan to continue to hire employees for our engineering, product management, and design teams to support our research and development efforts. As a result, we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future, although our research and development expenses may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our research and development expenses.
Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. With our shift to a consumption model pricing strategy, a significant majority of commissions are no longer capitalized and will instead mostly be expensed as incurred. Previously commissions attributable to acquiring new customer contracts were capitalized and amortized on a straight-line basis over the anticipated period of benefit. Therefore, commission expenses will be larger until we have fully recognized the remaining capitalized commissions expenses from prior periods under our subscription model. Sales and marketing expenses also include the costs of our marketing and brand awareness programs, including our free tier offering.
We expect that go-to-market operations in our new consumption-based business model will be more efficient, and require less investment, than in our former more traditional subscription model. In furtherance of this strategy shift, we have reallocated some spending from sales and marketing to increase our investment on research and development. While we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, our sales and marketing expenses, both in absolute dollars and as a percentage of our revenue, may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our sales and marketing expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, information technology, finance and accounting employees, and executives. Also included are non-personnel costs, such as legal and other professional fees.
We plan to continue to expand our business both domestically and internationally, and we expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future. However, we expect our general and administrative expenses to remain flat or decrease modestly as a percentage of our revenue over the long term, although our general and administrative expense, as a percentage of our revenue, may fluctuate from period to period depending on the timing and extent of our general and administrative expenses, such as litigation or accounting costs.
Other Income (Expense)
Other income (expense) consists primarily of interest income, interest expense, foreign exchange gains and losses, and gains on lease modifications.

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Revenue	$195,694	$166,054	$376,178	$328,639
Cost of revenue (1)	64,262	45,198	123,526	78,471
Gross profit	131,432	120,856	252,652	250,168
Operating expenses:
Research and development (1)	51,368	44,628	100,098	85,472
Sales and marketing (1)	93,067	89,378	195,880	174,514
General and administrative (1)	34,014	29,798	77,579	59,232
Total operating expenses	178,449	163,804	373,557	319,218
Loss from operations	(47,017)	(42,948)	(120,905)	(69,050)
Other income (expense):
Interest income	724	2,220	1,662	5,001
Interest expense	(1,228)	(6,216)	(2,454)	(12,320)
Other expense	(43)	(604)	(379)	(999)
Loss before income taxes	(47,564)	(47,548)	(122,076)	(77,368)
Income tax provision	506	380	53	712
Net loss	$(48,070)	$(47,928)	$(122,129)	$(78,080)
Net loss and adjustment attributable to redeemable non-controlling interest	(5,699)	377	(10,054)	773
Net loss attributable to New Relic	$(53,769)	$(47,551)	$(132,183)	$(77,307)
Net loss attributable to New Relic per share, basic and diluted	$(0.84)	$(0.79)	$(2.07)	$(1.28)
Weighted-average shares used to compute net loss per share, basic and diluted	64,277	60,545	63,811	60,237
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$1,303	$1,622	$2,375	$3,124
Research and development	12,147	10,450	23,111	19,254
Sales and marketing	13,548	14,537	25,082	27,845
General and administrative (2)	10,573	8,758	29,190	16,352
Total stock-based compensation expense (3)	$37,571	$35,367	$79,758	$66,575
(2) Includes $9.6 million acceleration of share-based payment expense for the six months ended September 30, 2021 for one of our executives due to his departure at the end of June 2021. There was no corresponding expense for the three-month period.
(3) Includes $0.5 million expense for the six months ended September 30, 2021 due to the restructuring activities commenced in April 2021. There was no corresponding expense for the three-month period. Refer to Note 16. Restructuring for more information.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	33	27	33	24
Gross profit	67	73	67	76
Operating expenses:
Research and development (1)	25	27	26	26
Sales and marketing (1)	48	54	52	53
General and administrative (1)	17	18	20	18
Total operating expenses	90	99	98	97
Loss from operations	(23)	(26)	(31)	(21)
Other income (expense):
Interest income	—	1	—	1
Interest expense	(1)	(4)	(1)	(4)
Other income (expense), net	—	—	—	—
Loss before income taxes	(24)	(29)	(32)	(24)
Income tax provision	—	—	—	—
Net loss	(24)%	(29)%	(32)%	(24)%
Net loss and adjustment attributable to redeemable non-controlling interest	(3)	—	(3)	—
Net loss attributable to New Relic	(27)%	(29)%	(35)%	(24)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	6	6	6	6
Sales and marketing	7	9	6	8
General and administrative	5	5	8	5
Total stock-based compensation expense	19%	21%	21%	20%
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
United States	$133,405	$114,946	$18,459	16%	$256,440	$227,356	$29,084	13%
EMEA	30,041	26,248	3,793	14	58,206	51,444	6,762	13
APAC	19,305	15,298	4,007	26	36,498	30,263	6,235	21
Other	12,943	9,562	3,381	35	25,034	19,576	5,458	28
Total revenue	$195,694	$166,054	$29,640	18%	$376,178	$328,639	$47,539	14%
Total revenue increased $29.6 million, or 18%, in the three months ended September 30, 2021 compared to the same period of 2020. Our revenue from the United States increased $18.5 million, or 16%, our revenue from EMEA increased $3.8 million, or 14%, our revenue from APAC increased $4.0 million, or 26%, and our revenue from other regions increased $3.4 million, or 35% in the three months ended September 30, 2021 compared to the same period of 2020, primarily as a result of growth in consumption from our existing customer base in addition to revenue recognized from variable consideration.

Total revenue increased $47.5 million, or 14%, in the six months ended September 30, 2021 compared to the same period of 2020. Our revenue from the United States increased $29.1 million, or 13%. Our revenue from EMEA increased $6.8 million, or 13%, our revenue from APAC increased $6.2 million, or 21%, and our revenue from other regions increased $5.5 million or 28% in the six months ended September 30, 2021 compared to the same period of 2020, primarily as a result of growth in the existing customer base in these regions.
Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue	$64,262	$45,198	$19,064	42%	$123,526	$78,471	$45,055	57%
Cost of revenue increased $19.1 million, or 42%, in the three months ended September 30, 2021 compared to the same period of 2020. The increase was primarily due to a $19.1 million increase in hosting-related costs as a result of the additional expenses incurred in connection with our public cloud migration. The remaining increase was due to a $0.5 million increase in travel expense which was offset by a $0.4 million decrease in depreciation and amortization expense.
Cost of revenue increased $45.1 million, or 57%, in the six months ended September 30, 2021 compared to the same period of 2020. The increase was primarily a result of a $46.5 million increase in hosting-related costs as a result of the additional expenses incurred in connection with our public cloud migration, a $0.7 million increase in travel expenses, and a $0.2 million increase in depreciation and amortization expense. The increase was partially offset by a $2.2 million decrease in personnel related costs.
Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$51,368	$44,628	$6,740	15%	$100,098	$85,472	$14,626	17%
Research and development expenses increased $6.7 million, or 15%, in the three months ended September 30, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $6.9 million, driven by an increase in headcount and merit-based compensation, and a $1.2 million increase in allocated costs, including facilities and depreciation. The increase was partially offset by a $1.3 million decrease in software subscription and consulting expenses.
Research and development expenses increased $14.6 million, or 17%, in the six months ended September 30, 2021 compared to the same period of 2020. The increase was primarily the result of an increase in personnel-related costs of $13.5 million, driven by an increase in headcount and merit-based compensation, and a $2.3 million increase in allocated costs, including facilities and depreciation. This was partially offset by a $1.2 million decrease in software subscription and consulting expenses.
Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$93,067	$89,378	$3,689	4%	$195,880	$174,514	$21,366	12%
Sales and marketing expenses increased $3.7 million, or 4%, in the three months ended September 30, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $3.4 million, driven by an increase in sales commissions that were expensed as incurred in addition to the amortization of capitalized commission expenses from prior periods. The remaining increase was due to a $2.4 million increase in other miscellaneous expenses and a $0.7 million increase in software subscription and consulting expenses. The increase was partially offset by a $1.6 million decrease in allocated costs, including facilities and depreciation, a $0.9 million decrease in marketing programs, and a $0.3 million decrease in travel expenses.
Sales and marketing expenses increased $21.4 million, or 12%, in the six months ended September 30, 2021 compared to the same period of 2020. Although headcount decreased due to the restructuring activities commenced in the first quarter of fiscal 2022, personnel-related costs increased $14.2 million, driven by severance charges resulting from the restructuring activities and by an increase in sales commissions that were expensed as incurred in addition to the amortization of capitalized commission expenses from prior periods. The remaining increase was due to a $2.2 million increase in software subscription and consulting expenses, a $1.9 million increase in marketing programs, a $1.3 million increase in allocated costs, including facilities and depreciation expenses, and a $0.9 million increase in travel expenses.
General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$34,014	$29,798	$4,216	14%	$77,579	$59,232	$18,347	31%
General and administrative expenses increased $4.2 million, or 14%, in the three months ended September 30, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $3.7 million, driven by an increase in headcount and merit-based compensation. The remaining increase was due to a $0.4 million increase in legal and accounting expenses and a $0.5 million increase in other miscellaneous expenses. This was partially offset by a $0.3 million decrease in allocated costs, including facilities and depreciation expenses.
General and administrative expenses increased $18.3 million, or 31%, in the six months ended September 30, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $15.9 million, driven by a $10.2 million stock-based compensation charge due to acceleration of share-based payment expense for one executive due to his departure in the first quarter of fiscal 2022, and an increase in headcount and merit-based compensation. The remaining increase was due to a $1.8 million increase in legal and accounting expenses, a $0.5 million increase in software subscription and consulting expenses, a $0.3 million increase in other miscellaneous expenses, and a $0.1 million increase in travel expenses. The increase was partially offset by a $0.3 million decrease in allocated costs, including facilities and depreciation expenses.
Other Income (Expense)

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
Other expense	$(547)	$(4,600)	$4,053	88%	$(1,171)	$(8,318)	$7,147	86%
Other expense decreased by $4.1 million, or 88% in the three months ended September 30, 2021 compared to the same period of 2020. The decrease was primarily due to a $5.0 million decrease in interest expense for our convertible debt due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (“ASU 2020-06”) in the first quarter of fiscal 2022. This decrease was partially offset by a $1.5 million decrease in interest income.
Other expense decreased by $7.1 million, or 86%, in the six months ended September 30, 2021 compared to the same period of 2020, primarily due to a $9.9 million decrease in interest expense for our convertible debt due to the adoption of ASU 2020-06, which was partially offset by a $3.3 million decrease in interest income.
Provision for (Benefit from) Income Tax

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$506	$380	$126	33%	53	712	$(659)	93%

We had an income tax expense of $0.5 million for the three months ended September 30, 2021 as compared to an income tax expense of $0.4 million for the same period of 2020. The change of $0.1 million, or 33%, was mostly related to a non-discrete item for foreign tax provision.
We had an income tax expense of less than $0.1 million for the six months ended September 30, 2021 as compared to an income tax expense of $0.7 million for the same period of 2020. The change of $0.7 million, or 93%, was mostly due to the non-discrete items for foreign tax provision which was partially offset by an income tax benefit recognized as a result of our CodeStream acquisition in the first quarter of fiscal 2022.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(5,699)	$377	$(6,076)	1,612%	$(10,054)	$773	$(10,827)	1,401%
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $6.1 million or 1,612%, in the three months ended September 30, 2021 compared to the same period of 2020. The decrease was related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by share of associated losses.
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $10.8 million or 1,401%, in the six months ended September 30, 2021 compared to the same period of 2020. The decrease was related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by share of associated losses.

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
Amortization of purchased intangibles. We view amortization of purchased intangible assets as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are evaluated for impairment regularly, amortization of the cost of purchased intangibles is an expense that is not typically affected by operations during any particular period.
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
Amortization of debt discount and issuance costs. In May 2018, we issued $500.25 million of our 0.50% convertible senior notes due 2023 (the “Notes”), which bear interest at an annual fixed rate of 0.5%. The effective interest rate of the Notes was 5.74%. Effective April 1, 2021 the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity. As a result of the adoption, the debt conversion option and debt issuance costs previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, which was equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. This resulted in a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet. The debt issuance costs were amortized as interest expense. The expense for the amortization of debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.
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
Adjustment to redeemable non-controlling interest. We adjust the value of redeemable non-controlling interest in connection with our joint venture in New Relic K.K. We believe it is useful to exclude the adjustment to redeemable non-controlling interest because it may not be indicative of our future operating results and that investors benefit from an understanding of our operating results without giving effect to this adjustment.
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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
GAAP loss from operations	$(47,017)	$(42,948)	$(120,905)	$(69,050)
Plus: Stock-based compensation expense	37,571	35,367	79,758	66,575
Plus: Amortization of purchased intangibles	1,676	1,276	3,352	2,552
Plus: Transaction costs related to acquisitions	—	—	361	—
Plus: Amortization of stock-based compensation capitalized in software development costs	620	265	1,040	504
Plus: Lawsuit litigation cost and other expense	—	37	—	37
Plus: Employer payroll tax on employee equity incentive plans	783	711	1,596	1,659
Plus: Restructuring charges (1)	(9)	—	12,270	—
Non-GAAP income (loss) from operations	$(6,376)	$(5,292)	$(22,528)	$2,277

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
GAAP net loss attributable to New Relic	$(53,769)	$(47,551)	$(132,183)	$(77,307)
Plus: Stock-based compensation expense	37,571	35,367	79,758	66,575
Plus: Amortization of purchased intangibles	1,676	1,276	3,352	2,552
Plus: Transaction costs related to acquisitions	—	—	361	—
Plus: Amortization of stock-based compensation capitalized in software development costs	620	265	1,040	504
Plus: Lawsuit litigation cost and other expense	—	37	—	37
Plus: Employer payroll tax on employee equity incentive plans	783	711	1,596	1,659
Plus: Amortization of debt discount and issuance costs	589	5,544	1,176	11,010
Plus: Adjustment to redeemable non-controlling interest	5,840	—	10,235	—
Plus: Restructuring charges (1)	(9)	—	12,270	—
Non-GAAP net income (loss) attributable to New Relic	$(6,699)	$(4,351)	$(22,395)	$5,030
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

Liquidity and Capital Resources

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by (used in) operating activities	$(27,131)	$48,058
Cash provided by (used in) investing activities	5,198	(72,881)
Cash provided by financing activities	13,031	9,144
Net decrease in cash, cash equivalents and restricted cash	$(8,902)	$(15,679)
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
Operating Activities
During the six months ended September 30, 2021, cash used in operating activities was $27.1 million as a result of a net loss of $122.1 million, adjusted by non-cash charges of $126.2 million and a change of $31.2 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $70.9 million decrease in accounts receivable, a $15.2 million increase in accounts payable, and a $5.1 million decrease in lease right-of-use assets. This was partially offset by a $103.0 million decrease in deferred revenue, a $12.1 million decrease in accrued compensation and benefits and other liabilities, and a $4.2 million decrease in lease liabilities.
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
Investing Activities
Cash used in investing activities during the six months ended September 30, 2021 was $5.2 million, primarily as a result of purchases of short-term investments of $134.4 million, cash paid for acquisition, net of cash acquired, of $7.2 million, purchases of property and equipment of $2.8 million, and increases in capitalization of software development costs of $6.0 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $155.6 million.
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
Financing Activities
Cash provided by financing activities during the six months ended September 30, 2021 was $13.0 million, which was the result of proceeds received from the purchase of shares of common stock pursuant to our employee stock purchase plan of $7.6 million and from the exercise of stock options of $5.4 million.

Cash provided by financing activities during the six months ended September 30, 2020 was $9.1 million, which was the result of proceeds received from the exercise of stock options of $2.7 million and from the purchase of shares of common stock pursuant to our employee stock purchase plan of $6.5 million.
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
Except for the early adoption of ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (Subtopic 815-40), there have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2021 as compared to the critical accounting policies and estimates described in our Annual Report.
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
Interest Rate Risk
We had cash and cash equivalents of $231.9 million as of September 30, 2021, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.6 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $551.6 million as of September 30, 2021, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Our Industry
We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results. *
We have evolved our pricing models over time and we expect that they will continue to evolve. For example, we have offered a variety of pricing plans based on the particular product purchased by an account, number of servers monitored, number of applications monitored, or number of mobile devices monitored; and we have offered access to our products under subscription plans that include service and support for one or more of our products. However, in July 2020, we announced an updated pricing strategy that calculates customer spend based upon their consumption; customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing, which we refer to as “Annual Pool of Funds.” Consumption under this model is measured by number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform.
This updated pricing strategy may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within budgeted amounts or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our financial results. We have seen that the pricing transition has negatively impacted our revenue and deferred revenue for certain customers at the time of their renewal. For example, some customers have decided to take advantage of our consumption pricing model and choose smaller upfront commitments in favor of spending on actual consumption in excess of committed amounts. Whether our consumption pricing model will prove successful is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status and success of our consumption pricing model may continue to evolve as significant trends emerge. For example, beginning with the fiscal quarter ended June 30, 2021, we retired annual recurring revenue (“ARR”) and all of our traditional subscription-based key operating metrics that rely upon ARR. In place of ARR and ARR-derived metrics, we are providing metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue.

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
We expect that we will continue to evolve our pricing model, including as a result of global economic conditions; reductions in our customers’ spending levels generally; the introduction of new products and services; the evolution of existing products and services; or changes in how computing infrastructure is broadly consumed. We have introduced and expect to continue to introduce variations to our pricing models and other pricing programs that provide broader usage and cost predictability for our customers. Although we may believe that these pricing changes will drive net new customers, increase customer adoption, and support our transition to a consumption-based model, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our business, revenue, and other financial results. If we have difficulty determining the appropriate price structure for our products, we may be required from time to time to further revise our pricing structure or reduce our prices, which could adversely affect our business.
The ongoing global coronavirus (“COVID-19”) pandemic could harm our business and results of operations. *
The COVID-19 pandemic continues to impact worldwide economic activity and financial markets and has resulted in authorities implementing numerous measures to contain the virus. While the rollout of COVID-19 vaccines has begun, the timing and speed of vaccination rollouts and the lifting of shelter-in-place requirements and movement restrictions varies from location to location, is evolving, and to varying degrees remains unknown.
In light of the ongoing uncertainty relating to the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. Although we have recently and may continue to selectively reopen certain of our offices and hold in-person meetings and events in compliance with applicable government orders and guidelines, the majority of our employees continue to work remotely and in-person meetings remain limited. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
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
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $132.2 million and $77.3 million in the six months ended September 30, 2021 and 2020, respectively. At September 30, 2021, we had an accumulated deficit of $665.1 million. We expect to continue to expend substantial financial and other resources on, among other things:
•investments in our research and development team, and the development of new platform offerings, capabilities, features, and functionality;
•expansion of our operations and infrastructure, both domestically and internationally;
•hiring of additional employees; and
•general administration, including legal, accounting, and other expenses related to our growing operations and infrastructure.
In addition, we are currently migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with them, which in certain cases are also our competitors. These investments may not result in increased revenue or growth of our business. Our revenue growth rate has declined in recent periods and could continue to decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and to achieve and sustain profitability. If we fail to achieve and sustain profitability, our operating results and business would be harmed.
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
•further improving our key business systems, processes, and information technology infrastructure, including our cloud services, to support our business needs;
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
In addition, in order for us to maintain or improve our operating results, it is important that our customers renew their commitments or remain on our platform and increase their spend when the contract term expires. Many of our customers may start their accounts on a free tier and have no obligation to enter into a paid commitment or incur spend above the free tier. Our customers that enter into paid commitments have no obligation to renew after the expiration of the contractual term nor an obligation to remain on our platform and incur additional usage fees. Commitments are most often one year in length, and, our customers may renew for lower commitment amounts or instead use our Pay as You Go model, under which they are billed in arrears for their usage. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions entered into prior to our pricing announcement in July 2020 have the right to cancel their agreements prior to the termination of the subscription term. Additionally, some customers have decided and may continue to remain within the limitations of our free-tier or lower-priced offerings. Customers also have canceled or reduced, and may continue to cancel or reduce, their commitments as a result of the impact of the COVID-19 pandemic on their businesses.
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
Our ability to increase our customer adoption and achieve broader market acceptance of our products will depend to a significant extent on our ability to align our marketing and sales capabilities with our consumption pricing structure and increase sales efficiency. In connection with our restructuring plan, we are realigning our cost structure to better reflect significant product and business model innovation with the expectation that go-to-market operations in our consumption-based business model will be more efficient, thus requiring less investment, than in our former more traditional subscription model.

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
Our quarterly results may fluctuate and our recent operating results may not be a good indication of our future performance. If we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially. *
Our quarterly financial results may fluctuate widely as a result of the risks and uncertainties described in this report, many of which, such as the COVID-19 pandemic, are outside of our control. In addition, given our increasing reliance on consumption to drive revenue, our pricing model may give rise to a number of risks reflected in risk factor titled “We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results.” If our financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially.
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
We are dependent upon lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sales opportunities, our ability to grow our revenue will be adversely affected. *
We are dependent upon lead generation strategies to generate sales opportunities. For example, in connection with our pricing changes announced in July 2020, we introduced an expanded free tier offering of our product. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that we are unable to successfully attract and grow paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
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
With respect to application performance monitoring, we compete with providers such as AppDynamics, Inc. (an operating division of Cisco Systems, Inc.) and Dynatrace, Inc. With respect to log management, we compete with Elastic NV and Splunk Inc. With respect to infrastructure monitoring, we compete with diversified technology vendors such as International Business Machines Corporation, BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.); with native solutions from cloud providers such as Amazon Web Services, Inc., Microsoft Corporation, and Google LLC; and with independent vendors such as Datadog, Inc. In addition, we may increasingly choose to allow third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.
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
We have historically employed a subscription-based model and for contracts entered into prior to our new pricing model announcement in July 2020, we recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. As a result, due to this historical reliance on a subscription-based business model, the effects of the COVID-19 pandemic to date were not fully reflected in our results of operations until later periods.
In July 2020, we announced a new pricing model that calculates customer spend based upon their consumption. Because our customers now have flexibility in the timing of their consumption, we do not have the same visibility into the timing of revenue recognition as we would under a subscription-based model. There is a risk that customers will consume our platform at a different pace than we expect, and our actual results may differ from our forecasts. Meanwhile, although we have seen indications of improved market acceptance of our platform and new pricing strategy, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would also not be fully reflected in our results of operations until future periods.
Seasonality may cause fluctuations in our sales and operating results. *
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. Historically, the first two quarters of each fiscal year usually have lower or potentially negative remaining performance obligations and sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal base and opportunity to up-sell existing customers. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, which tend to have a concentration of increased activity in the periods surrounding the change of the Company’s fiscal year. As a result, over time we could potentially see stronger sequential revenue results in our fourth and first fiscal quarters as our deferred revenue is recognized. We expect that the impact of this seasonality may moderate but will continue to affect our sales and operating results in the future, as a portion of our overall revenue continues to be derived from our subscription-based contracts that remain in our install base, which can make it difficult to achieve sequential growth in certain financial metrics or could result in sequential declines on a quarterly basis as we continue to convert our customers to the consumption-based model. Accordingly, historical patterns should not be considered indicative of our future sales activity or performance.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected. *
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources.
Assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, which include variable consideration, stock-based compensation, and business combinations. For example, the calculations to derive variable consideration require a combination of quantitative and qualitative inputs, which include estimates of our customers’ future consumption and estimates regarding the collectability of consumption above committed amounts, that are based largely on an assessment of information (historical, current and forecasted) that is reasonably available to us at that time.
As a result, the timing of recognizing revenue in any given quarter, including the extent to which revenue from transactions in a given period may not be recognized until a future period, can be variable and difficult to predict and our results of operations may be adversely affected if such assumptions change or if actual circumstances differ from those in our assumptions. This could result in fluctuations in our revenue from period to period and could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. In addition, our consumption pricing model has only been in place since July 2020 and we are continuing to refine our assumptions and estimates. As we continue to obtain more historical data, we expect that our ability to forecast and derive these estimates will improve all time.
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
Our ongoing and planned investments in cloud hosting providers and expenditures on transitioning our services and customers from our data center hosting facilities to public cloud providers are expensive and complex, may result in a negative impact on our cash flows, and may negatively impact our financial results. *
We have made and will continue to make substantial investments in our cloud hosting providers to support our growth and provide enhanced levels of products and platform capabilities to our customers. We have been continuing to decrease the amount of capital expenditures on hosting equipment for use in our data center hosting facilities as we transition to greater dependence on cloud hosting providers. If costs associated with cloud hosting services utilized to support our growth continue to be greater than originally expected or if we are required to make larger continuing investments in our data centers than we anticipated, the negative impact on our operating results would likely exceed our expectations. Furthermore, if we determine to no longer utilize our data centers and related property, and equipment sooner than planned, we may be forced to accelerate expense recognition as a result of the shorter estimated life of such assets. In addition, ongoing or future improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
We plan to continue to invest resources in connection with transitioning our customers and services to third-party cloud hosting providers and may encounter obstacles in completing the transition. Additionally, due to the difficulty in predicting usage of our cloud hosting providers related to customers recently migrated or customers to be migrated from our data centers, we may not be able to accurately forecast our expenditures on such cloud hosting services, which may increase the variability of our results of operations.
In addition, we may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow our sales in a financially sustainable manner, we may need to further customize our offering and modify our go-to-market strategy to reduce our operating and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the six months ended September 30, 2021, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing software and SaaS, applications and experienced sales professionals. If we are unable to attract such personnel in locations where we are located, we may need to hire in other locations as well as consider alternative flexible work options, which may add to the complexity and costs of our business operations. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
If we fail to enhance our brand, or to do so in a cost-effective manner, our ability to expand our customer adoption will be impaired and our financial condition may suffer.
We believe that our development of the New Relic brand is critical to achieving widespread awareness of our existing and future solutions, and, as a result, is important to attracting new customers and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, including our ability to do so in a cost-effective manner, and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
If we cannot continue to maintain and develop our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed. *
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally, we may find it difficult to continue to maintain and develop our corporate culture. There have been recent changes in our senior executive management team resulting from the hiring, promotion or departure of these personnel, and we expect to also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to the creation of new management systems and processes and differences in management style, any of which could adversely impact our corporate culture. In addition, our restructuring plan commenced in April 2021 may cause adverse consequences on our corporate culture which may result in attrition beyond our planned reduction in workforce, decrease employee morale or further impact our ability to retain highly skilled employees. We may need to continue to adapt our corporate culture and work environments to such changing circumstances. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of September 30, 2021, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:
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
Many states have enacted privacy, data protection, and data security laws. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020 (“CPRA”), that will substantially expand the CCPA effective January 1, 2023. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, and Colorado recently enacted the Colorado Privacy Act, both of which emulate the CCPA and CPRA in many respects. Further, proposals for comprehensive privacy and data security legislation are advancing in several other states. A patchwork of differing state privacy and data security laws would increase the cost and complexity of operating our business and increase our exposure to liability.
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
We strive to comply with applicable privacy, data protection, and data security laws and other obligations, but we cannot fully determine the impact that current or future such laws and other obligations may have on our business or operations. Such laws or obligations may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal information on our behalf. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal, contractual, or other obligations relating to privacy, data protection, or data security or, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.
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
For example, U.S. tax legislation enacted in December 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. That 2017 tax legislation was modified in various respects by additional tax legislation enacted in March 2020. However, the 2017 tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of recovery of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax liability in the event we become profitable in the future. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. Future federal and applicable state tax law changes could also be made. For example, proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2021, we had 31 issued patents in the United States and abroad and 30 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $114.78 to $20.39 through September 30, 2021. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock. *
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by the Chair of our board of directors, our Chief Executive Officer, or by our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•provide that our board of directors is divided into three classes, with each class serving three-year staggered terms, until our 2023 annual meeting of stockholders;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause until our 2023 annual meeting of stockholders;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least sixty-six and two thirds percent (66 2/3%) of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the US federal district courts will be the exclusive forums for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees. *
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:
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
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities

Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters for any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
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
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline. *
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our products and platform capabilities, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. Further, beginning with the fiscal quarter ended June 30, 2021, we retired ARR and all of our traditional subscription-based key operating metrics that rely upon ARR. In place of ARR and ARR-derived metrics, we are providing metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue. To the extent that industry analysts continue to emphasize or place value on subscription-based metrics or inaccurately reflect our key performance indicators in future analyst research and reports, our stock price and trading volume would decline. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our products and platform capabilities or view us as a market leader.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-36766	3.1	August 19, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36766	3.2	August 19, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	November 8, 2021
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)