Form 10-Q
period 2021-12-31
NEW RELIC, INC.
filed 2022-02-08
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2022, there were 66,174,127 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$245,827	$240,821
Short-term investments	533,952	575,254
Accounts receivable, net of allowances of $2,701 and $2,633, respectively	177,080	174,027
Prepaid expenses and other current assets	24,935	21,944
Deferred contract acquisition costs	27,027	36,210
Total current assets	1,008,821	1,048,256
Property and equipment, net	73,432	91,308
Restricted cash	5,775	5,642
Goodwill	163,677	144,253
Intangible assets, net	17,928	12,986
Deferred contract acquisition costs, non-current	14,789	32,579
Lease right-of-use assets	51,718	57,425
Other assets, non-current	5,338	6,170
Total assets	$1,341,478	$1,398,619
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$25,874	$24,171
Accrued compensation and benefits	37,061	37,196
Other current liabilities	24,253	19,174
Deferred revenue	307,890	373,594
Lease liabilities	9,594	7,886
Total current liabilities	404,672	462,021
Convertible senior notes, net	497,072	449,380
Lease liabilities, non-current	52,328	59,924
Deferred revenue, non-current	150	1,674
Other liabilities, non-current	27,344	8,256
Total liabilities	981,566	981,255
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	22,564	3,389
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2021 and March 31, 2021; 66,396 shares and 64,019 shares issued at December 31, 2021 and March 31, 2021; and 66,136 shares and 63,759 shares outstanding at December 31, 2021 and March 31, 2021	66	64
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,068,297	1,001,309
Accumulated other comprehensive loss	(2,957)	(19)
Accumulated deficit	(727,795)	(587,116)
Total stockholders’ equity	337,348	413,975
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,341,478	$1,398,619
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue	$203,591	$166,340	$579,769	$494,979
Cost of revenue	68,793	45,968	192,319	124,439
Gross profit	134,798	120,372	387,450	370,540
Operating expenses:
Research and development	53,362	45,773	153,460	131,245
Sales and marketing	97,723	92,392	293,603	266,906
General and administrative	35,614	30,249	113,193	89,481
Total operating expenses	186,699	168,414	560,256	487,632
Loss from operations	(51,901)	(48,042)	(172,806)	(117,092)
Other income (expense):
Interest income	575	1,734	2,237	6,735
Interest expense	(1,228)	(6,229)	(3,682)	(18,549)
Other expense	(268)	(811)	(647)	(1,810)
Loss before income taxes	(52,822)	(53,348)	(174,898)	(130,716)
Income tax provision	763	564	816	1,276
Net loss	$(53,585)	$(53,912)	$(175,714)	$(131,992)
Net loss and adjustment attributable to redeemable non-controlling interest	(9,121)	286	(19,175)	1,059
Net loss attributable to New Relic	$(62,706)	$(53,626)	$(194,889)	$(130,933)
Net loss attributable to New Relic per share, basic and diluted	$(0.96)	$(0.88)	$(3.04)	$(2.16)
Weighted-average shares used to compute net loss per share, basic and diluted	64,983	61,209	64,203	60,562
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss attributable to New Relic	$(62,706)	$(53,626)	$(194,889)	$(130,933)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,749)	(1,467)	(2,938)	(3,937)
Comprehensive loss attributable to New Relic	$(64,455)	$(55,093)	$(197,827)	$(134,870)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended December 31, 2021								Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	65,639	$65	$1,008,363	260	$(263)	$(1,208)	$(665,089)	$341,868	61,227	$61	$857,011	260	$(263)	$2,399	$(471,813)	$387,395
Issuance of common stock upon exercise of stock options	412	1	21,550	—	—	—	—	21,551	45	—	982	—	—	—	—	982
Issuance of common stock for vested restricted stock units	345	—	—	—	—	—	—	—	418	—	—	—	—	—	—	—
Issuance of common stock related to acquisition of business	—	—	—	—	—	—	—	—	1,621	2	62,365	—	—	—	—	62,367
Stock-based compensation expense	—	—	38,384	—	—	—	—	38,384	—	—	36,312	—	—	—	—	36,312
Other comprehensive loss, net	—	—	—	—	—	(1,749)	—	(1,749)	—	—	—	—	—	(1,467)	—	(1,467)
Net loss attributable to New Relic	—	—	—	—	—	—	(62,706)	(62,706)	—	—	—	—	—	—	(53,626)	(53,626)
Balance at end of period	66,396	$66	$1,068,297	260	$(263)	$(2,957)	$(727,795)	$337,348	63,311	$63	$956,670	260	$(263)	$932	$(525,439)	$431,963

	Nine Months Ended December 31, 2021								Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639
Effect of adoption of ASU 2020-06	—	—	(100,136)	—	—	—	54,210	(45,926)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	727	1	29,164	—	—	—	—	29,165	332	—	3,632	—	—	—	—	3,632
Issuance of common stock for vested restricted stock units	1,149	1	(1)	—	—	—	—	—	1,123	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	100	—	5,417	—	—	—	—	5,417	137	—	6,494	—	—	—	—	6,494
Issuance of common stock related to acquisition of business	401	—	13,487	—	—	—	—	13,487	1,621	2	62,365	—	—	—	—	62,367
Stock-based compensation expense	—	—	119,057	—	—	—	—	119,057	—	—	103,701	—	—	—	—	103,701
Other comprehensive loss, net	—	—	—	—	—	(2,938)	—	(2,938)	—	—	—	—	—	(3,937)	—	(3,937)
Net loss attributable to New Relic	—	—	—	—	—	—	(194,889)	(194,889)	—	—	—	—	—	—	(130,933)	(130,933)
Balance at end of period	66,396	$66	$1,068,297	260	$(263)	$(2,957)	$(727,795)	$337,348	63,311	$63	$956,670	260	$(263)	$932	$(525,439)	$431,963

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss attributable to New Relic	$(194,889)	$(130,933)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	19,175	(1,059)
Net loss:	$(175,714)	$(131,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66,787	66,315
Stock-based compensation expense	117,549	103,044
Amortization of debt discount and issuance costs	1,766	16,632
Other	(204)	1,812
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	(3,053)	3,586
Prepaid expenses and other assets	(2,990)	(999)
Deferred contract acquisition costs	(1,668)	(33,093)
Lease right-of-use assets	6,743	(1,338)
Accounts payable	2,922	10,015
Accrued compensation and benefits and other liabilities	14,650	18,141
Lease liabilities	(5,888)	2,158
Deferred revenue	(67,228)	(12,896)
Net cash provided by (used in) operating activities	(46,328)	41,385
Cash flows from investing activities:
Purchases of property and equipment	(3,177)	(15,799)
Cash paid for acquisition, net of cash acquired	(7,192)	(41,536)
Purchases of short-term investments	(175,668)	(293,844)
Proceeds from sale and maturity of short-term investments	212,328	228,050
Capitalized software development costs	(9,406)	(9,739)
Net cash provided by (used in) investing activities	16,885	(132,868)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	5,417	6,494
Proceeds from exercise of employee stock options	29,165	3,632
Net cash provided by financing activities	34,582	10,126
Net increase (decrease) in cash, cash equivalents and restricted cash	5,139	(81,357)
Cash, cash equivalents and restricted cash at beginning of period	246,463	298,164
Cash, cash equivalents and restricted cash at end of period	$251,602	$216,807
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$245,827	$211,145
Restricted cash	5,775	5,662
Total cash, cash equivalents and restricted cash	$251,602	$216,807
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$4,448	$3,772
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$3	$1,399
Issuance of common stock for the acquisition of business	$13,487	$62,365
Acquisition holdback	$7,250	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business and Summary of Significant Accounting Policies
New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company delivers a software platform for customers to land all their telemetry data in one place and derive actionable insights from that data in a unified front-end application. The Company’s platform, New Relic One, provides users with a consistent and comprehensive view of their digital environment allowing them to observe and operate all the components of their digital infrastructure.
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
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of share-based awards, fair value of purchased intangible assets and goodwill, variable consideration included in the transaction price for our customer contracts, useful lives of purchased intangible assets, unrecognized tax benefits, incremental borrowing rate used for operating lease liabilities, and the capitalization and estimated useful life of the Company’s software development costs.
These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.
COVID-19—The COVID-19 pandemic has resulted in a global slowdown of economic activity that is expected to continue and which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time. The Company’s revenue and deferred revenue have been negatively impacted by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of any continuing impact to the Company’s financial condition or results of operations is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time, and as of the date of issuance of these financial statements, management is not aware of any specific event or circumstance that would require an update to estimates and judgments or revising the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of December 31, 2021 or March 31, 2021. There was no customer that individually exceeded 10% of the Company’s revenue during the three or nine months ended December 31, 2021 or 2020.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This guidance is effective for the Company’s fiscal year beginning April 1, 2022. The Company is currently evaluating the impact of adopting this guidance.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Liabilities from Contracts with Customers (Topic 805), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under ASC 606 as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted ASU 2020-06 effective April 1, 2021, using the modified retrospective basis, which resulted in a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet.

2.    Business Combinations
During the nine months ended December 31, 2021, the Company completed one acquisition, which is described below. The Company did not complete any acquisitions during the three months ended December 31, 2021.
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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396 million Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156 million Japanese Yen) and approximately $1.0 million (104 million Japanese Yen), respectively, to subscribe to additional shares. As of December 31, 2021, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2021, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $19.5 million at December 31, 2021.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Nine Months Ended December 31,
	2021	2020
Balance, beginning of period	$3,389	$1,669
Net loss attributable to redeemable non-controlling interest	(275)	(1,059)
Adjustment to redeemable non-controlling interest	19,450	—
Balance, end of period	$22,564	$610

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021 and March 31, 2021 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$139,891	$—	$—	$139,891
Short-term investments:
Certificates of deposit	—	93,720	—	93,720
Commercial paper	—	32,049	—	32,049
Corporate notes and bonds	—	88,864	—	88,864
U.S. treasury securities	319,319	—	—	319,319
Restricted cash:
Money market funds	5,775	—	—	5,775
Total	$464,985	$214,633	$—	$679,618
Included in cash and cash equivalents				$139,891
Included in short-term investments				$533,952
Included in restricted cash				$5,775

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$101,626	$—	$—	$101,626
Short-term investments:
Certificates of deposit	—	48,099	—	48,099
Commercial paper	—	11,681	—	11,681
Corporate notes and bonds	—	39,873	—	39,873
U.S. treasury securities	475,601	—	—	475,601
Restricted cash:
Money market funds	5,642	—	—	5,642
Total	$582,869	$99,653	$—	$682,522
Included in cash and cash equivalents				$101,626
Included in short-term investments				$575,254
Included in restricted cash				$5,642
There were no transfers between fair value measurement levels during the nine months ended December 31, 2021 and 2020.
The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities.

The following table presents the Company’s available-for-sale securities as of December 31, 2021 (in thousands):

	Available-for-sale Investments as of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$93,800	$3	$(83)	$93,720
Commercial paper	32,067	2	(20)	32,049
Corporate notes and bonds	89,381	14	(531)	88,864
U.S. treasury securities	319,954	279	(914)	319,319
Total available-for-sale investments	$535,202	$298	$(1,548)	$533,952
The following table presents the Company’s available-for-sale securities as of March 31, 2021 (in thousands):

	Available-for-sale Investments as of March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$48,100	$18	$(19)	$48,099
Commercial paper	11,676	5	—	11,681
Corporate notes and bonds	39,620	261	(8)	39,873
U.S. treasury securities	474,171	1,575	(145)	475,601
Total available-for-sale investments	$573,567	$1,859	$(172)	$575,254
As of December 31, 2021 and March 31, 2021, securities that were in an unrealized loss position for more than 12 months were not significant. In addition, the Company did not consider any available-for-sale securities to be impaired as of December 31, 2021 and March 31, 2021.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of December 31, 2021 and March 31, 2021 (in thousands):

	December 31, 2021	March 31, 2021
Due within one year	$357,579	$299,032
Due after one year and within three years	176,373	276,222
Total	$533,952	$575,254
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of December 31, 2021, the fair value of the Notes was $541.4 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $41.8 million and $68.8 million as of December 31, 2021 and March 31, 2021, respectively. In the three months ended December 31, 2021 and 2020, amortization from amounts capitalized was $8.8 million and $9.7 million, respectively. In the nine months ended December 31, 2021 and 2020, amortization from amounts capitalized was $28.6 million and $28.2 million, respectively. In the three months ended December 31, 2021 and 2020, amounts expensed as incurred were $17.0 million and $4.4 million, respectively. In the nine months ended December 31, 2021 and 2020, amounts expensed as incurred were $46.5 million and $10.6 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Computers, software, and equipment	$14,430	$14,270
Site operation equipment	75,267	87,479
Furniture and fixtures	5,772	5,758
Leasehold improvements	49,717	49,751
Capitalized software development costs	76,485	66,451
Total property and equipment	221,671	223,709
Less: accumulated depreciation and amortization	(148,239)	(132,401)
Total property and equipment, net	$73,432	$91,308
Depreciation and amortization expense related to property and equipment was $10.3 million and $11.6 million for the three months ended December 31, 2021 and 2020, respectively, and $31.9 million and $33.4 million for the nine months ended December 31, 2021 and 2020, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and nine months ended December 31, 2021, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three and nine months ended December 31, 2021 and were classified as long-term debt for such period.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	December 31, 2021	March 31, 2021
Principal	$500,250	$500,250
Unamortized debt discount	—	(46,378)
Unamortized issuance costs	(3,178)	(4,492)
Net carrying amount	$497,072	$449,380
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Amortization of debt discount	$—	$5,162	$—	$15,287
Amortization of issuance costs	590	460	1,766	1,345
Contractual interest expense	624	625	1,872	1,876
Total interest expense	$1,214	$6,247	$3,638	$18,508

8.     Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the nine months ended December 31, 2021 consisted of the following (in thousands):

Goodwill as of March 31, 2021	$144,253
Goodwill acquired	19,424
Goodwill as of December 31, 2021	$163,677

Purchased intangible assets subject to amortization as of December 31, 2021 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,500	$(9,572)	$17,928
Purchased intangible assets subject to amortization as of March 31, 2021 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,116	$(7,130)	$12,986
Amortization expense of purchased intangible assets was $2.0 million and $1.2 million for the three months ended December 31, 2021 and 2020, respectively, and $5.4 million and $3.8 million for the nine months ended December 31, 2021 and 2020, respectively, and is included in cost of revenue on the Company’s condensed consolidated statements of operations.
Estimated future amortization expense as of December 31, 2021 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2022 (remaining three months)	$2,292
2023	9,000
2024	4,633
2025	2,003
$17,928

9.     Leases
The Company leases office space under non-cancelable operating leases, which expire from 2022 to 2031. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.
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
Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheet.
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

	December 31, 2021	March 31, 2021
Assets
Lease right-of-use-assets	$51,718	$57,425
Liabilities
Lease liabilities	$9,594	$7,886
Lease liabilities, non-current	52,328	59,924
Total operating lease liabilities	$61,922	$67,810
As of December 31, 2021, the weighted average remaining lease term was 5.5 years and the weighted average discount rate was 6.8%.

The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating lease expense	$3,418	$3,467	$10,372	$10,382
Short-term lease expense	164	230	467	654
Variable lease expense	736	607	2,099	1,931
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Nine Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$11,120	$11,632
Operating lease assets obtained in exchange for new lease liabilities (1)	1,414	8,536
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of December 31, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2022 (remaining three months)	$2,285
2023	14,838
2024	13,624
2025	11,639
2026	11,841
2027	12,430
Thereafter	8,359
Total operating lease payments	$75,016
Less imputed interest	(13,094)
Total operating lease liabilities	$61,922
10.    Commitments and Contingencies
Purchase Commitments—As of December 31, 2021 and March 31, 2021, the Company had purchase commitments of $358.4 million and $494.6 million, respectively, primarily related to data center, cloud and hosting services.
In September 2020, the Company entered into an agreement with a public cloud hosting provider, under which it now has a total five-year minimum commitment of $500.0 million, which is included in the commitment balance as of December 31, 2021 above.
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

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the nine months ended December 31, 2021, 100,309 shares of common stock were purchased under the ESPP. For the nine months ended December 31, 2020, 136,978 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.1 million and $1.7 million for the three months ended December 31, 2021 and 2020, respectively, and $3.0 million and $4.1 million for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 3,101,268 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2021, there were 13,973,787 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance unit (“PSU”) award activities for the nine months ended December 31, 2021 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2021	2,718	$50.55	6.2	$48,064	3,293	$67.76	2.8	$202,459	112	$99.05	2.0	$6,884
Granted	—	—			2,407	69.59			241	82.89
Exercised/vested	(727)	40.14		32,092	(1,116)	66.51			(33)	99.05
Canceled/forfeited	(187)	71.30			(967)	66.45			—
Outstanding - December 31, 2021	1,804	$52.59	5.7	$103,913	3,617	$69.70	2.8	$399,108	320	$86.88	2.0	$35,235
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

Stock-Based Compensation Expense—Stock-based compensation expense for employees and nonemployees was $37.8 million and $36.5 million for the three months ended December 31, 2021 and 2020, respectively, and $117.5 million and $103.0 million for the nine months ended December 31, 2021 and 2020, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$1,382	$1,472	$3,757	$4,596
Research and development	13,117	10,960	36,228	30,214
Sales and marketing	12,537	15,115	37,619	42,960
General and administrative (1)	10,755	8,922	39,945	25,274
Total stock-based compensation expense (2)	$37,791	$36,469	$117,549	$103,044
(1) Includes $9.6 million acceleration of share-based payment expense for the nine months ended December 31, 2021, for one of the Company’s executives due to his departure at the end of June 2021. There was no corresponding expense for the three-month period.
(2) Includes $0.5 million expense for the nine months ended December 31, 2021, due to the restructuring activities commenced in the first quarter of fiscal 2022. There was no corresponding expense for the three-month period. Refer to Note 16. Restructuring for more information.
As of December 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options was $12.3 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years. As of December 31, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock units was $274.4 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of December 31, 2021, unrecognized stock-based compensation cost related to PSUs was $14.0 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

12.    Accounts Receivable, Deferred Revenue and Performance Obligations
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of December 31, 2021.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $3.2 million and $1.3 million as of December 31, 2021 and December 31, 2020, respectively. The Company has no asset impairment charges related to contract assets for the periods presented. Deferred revenue represents consideration received from customers in excess of revenues recognized.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Deferred revenue, beginning of period	$272,246	$275,598	$375,268	$316,327
Contributions from contract asset	(1,022)	1,022	618	1,166
Billings	240,407	193,151	511,923	480,917
Revenue recognized	(203,591)	(166,340)	(579,769)	(494,979)
Deferred revenue, end of period	$308,040	$303,431	$308,040	$303,431
For the three and nine months ended December 31, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

For the three and nine months ended December 31, 2021, the Company recognized $8.6 million and $9.7 million, respectively, in revenue from performance obligations satisfied in prior periods. The amounts recognized during the three and nine months ended December 31, 2020 from performance obligations satisfied in prior periods were immaterial.
The aggregate unrecognized transaction price of remaining performance obligations as of December 31, 2021 was $609.9 million. The Company expects to recognize more than 97% of the balance as revenue in the 24 months following December 31, 2021 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

13.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.8 million and $0.6 million for the three months ended December 31, 2021 and 2020, respectively, and an income tax provision of $0.8 million and $1.3 million for the nine months ended December 31, 2021 and 2020, respectively, related to foreign income taxes, research tax credits, and the tax benefit from the acquisition of CodeStream related to the partial release of valuation allowance. Based on the available objective evidence during the three and nine months ended December 31, 2021, the Company believes it is more likely than not that the tax benefits of U.S. and Japan losses incurred during the three and nine months ended December 31, 2021 may not be realized. Accordingly, the Company did not record the tax benefits of U.S. and Japan losses incurred during the three and nine months ended December 31, 2021. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses, foreign tax rate differences, generation of research tax credits, and the tax benefit from the acquisition of CodeStream.

14.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and nine months ended December 31, 2021 and 2020, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the Conversion Option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of December 31, 2021.
ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to New Relic	$(62,706)	$(53,626)	$(194,889)	$(130,933)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	64,983	61,209	64,203	60,562
Net loss attributable to New Relic per share—basic and diluted	$(0.96)	$(0.88)	$(3.04)	$(2.16)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2021	2020
Options to purchase common stock	1,804	3,011
RSUs	3,617	3,992
PSUs	320	112
ESPP shares	87	144
	5,828	7,259

15.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
United States	$134,687	$114,102	$391,127	$341,458
EMEA	31,714	26,459	89,920	77,903
APAC	21,354	16,013	57,852	46,276
Other	15,836	9,766	40,870	29,342
Total revenue	$203,591	$166,340	$579,769	$494,979
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2021 and March 31, 2021.

16.    Restructuring
In the first quarter of fiscal 2022, the Company commenced a restructuring plan to realign its cost structure to better reflect significant product and business model innovation over the past 12 months. As a result of the restructuring plan, the Company incurred charges of approximately $12.6 million for employee terminations and other costs associated with the restructuring plan. Most of these charges consisted of cash expenditures and stock-based compensation expense which were recognized and mostly paid off in the first quarter of fiscal 2022. For the third quarter of fiscal 2022, the Company had an immaterial credit adjustment and had no restructuring charges for the same period last year. The Company incurred $12.6 million and $0 million in restructuring charges for the nine months ended December 31, 2021 and 2020, respectively.
The following table shows the Company’s restructuring charges for the nine months ended December 31, 2021 (in thousands):

	Nine Months Ended December 31, 2021
	Severance and other employee costs	Stock-based compensation	Asset impairment	Total
Sales and marketing	$10,819	$406	$104	$11,329
General and administrative	1,170	87	26	1,283
Total	$11,989	$493	$130	$12,612

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
Our customers span the continuum from startups to the world’s largest corporations; the common thread among all of the users of our products is a desire to offer their constituents a top-tier digital experience. We primarily sell New Relic One on a consumption model; customers on this pricing model only pay for data ingest and provisioned users. We engage with prospects and customers directly through our field, inside sales teams and on our website, as well as indirectly through channel partners. The majority of our customers are on either “Pay as You Go” contracts where they are charged for usage in arrears, or “Annual Pool of Funds” contracts where they commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing. The majority of our Annual Pool of Funds contracts are one year in duration and are invoiced upfront. When a customer consumes either data or users in excess of their aggregate commitment, they are charged the same rate they negotiated in the commitment, and are invoiced for incremental charges when their consumption exceeds their commitment. When we enter into multi-year Annual Pool of Funds contracts, we typically invoice the customer on an annual basis.
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
Our revenue for the three months ended December 31, 2021 and 2020 was $203.6 million and $166.3 million, respectively, representing year-over-year growth of 22%. For the nine months ended December 31, 2021 and 2020, our revenue was $579.8 million and $495.0 million, respectively, representing year-over-year growth of 17%. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $62.7 million and $53.6 million for the three months ended December 31, 2021 and 2020, respectively, and $194.9 million and $130.9 million for the nine months ended December 31, 2021 and 2020, respectively. Our accumulated deficit as of December 31, 2021 was $727.8 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 16%, 10%, and 8%, respectively, of our revenue for the three months ended December 31, 2021, and 16%, 9%, and 6%, respectively, of our revenue for the three months ended December 31, 2020. Our revenue from those regions constituted 16%, 10%, and 7%, respectively, of our revenue for the nine months ended December 31, 2021, and 16%, 9%, and 6%, respectively, of our revenue for the nine months ended December 31, 2020. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Impact of the Ongoing COVID-19 Pandemic
The COVID-19 pandemic continues to affect the U.S. and the world and has resulted in authorities implementing numerous and changing measures to contain the virus. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration of the pandemic, the successful rollout of vaccines and the efficacy and durability of such vaccines, especially in light of the emergence of new variant strains; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; impact on our employee recruitment and attrition; and effect on our vendors, all of which remain uncertain and cannot be predicted at this time.
Since July 1, 2021, a number of our offices in certain locations were re-opened in limited capacities. As our offices reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs. While certain travel bans and other restrictions that were implemented by federal, state, or local authorities at the beginning of the pandemic were relaxed earlier in the year, recently, due to the proliferation of the Omicron variant, among other developments, some of these restrictions have been re-imposed, and new restrictions may be implemented. We are continuing to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. As the development, distribution and public acceptance of treatments and vaccines progress, we continue to evaluate and refine our operational strategies. Our revenue and deferred revenue have been, in part, negatively impacted by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
Factors Affecting Our Performance
Market Adoption of Our Platform. Our success, including our rate of customer expansions and renewals, is dependent on the market adoption of our platform. With the introduction of new technologies, the evolution of our platform and new market entrants, competition has intensified and we expect competition to further intensify in the future. We employ a land and expand business model centered around offering a platform that is open, connected and programmable. We believe that we have built a highly differentiated platform and we intend to continue to invest in building additional offerings, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our ability to improve market adoption of our platform will also depend on a number of other factors, including the competitiveness and pricing of our products, offerings of our competitors, success of international expansion, and effectiveness of our sales and marketing efforts. With the shift in our pricing strategy, which now relies primarily upon a per-user license fee and payment based on the quantity of data ingested, we have more closely tied our revenue to the usage of our platform. Together with this pricing strategy, we also launched a new, robust free tier and improved self-service capabilities, which we expect to result in a material increase in our ability to attract and convert free users into new paying customers.
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
As such, beginning with the first quarter of fiscal 2022, we retired annual recurring revenue (“ARR”) and all of our traditional subscription-based key operating metrics that rely upon ARR. In place of ARR and ARR-derived metrics, we are providing metrics that we believe provide better insight into our business now that we are entering into contracts that rely primarily upon consumption-based revenue. We believe the change in methodology and focus on consumption-based metrics provide improved disclosures for our investors by better aligning our key operating metrics with our financial statements and will provide a better representation of these important components of our operating model and business performance as we continue to grow our business. The calculation of the key operating metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
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
For the three-month period ended December 31, 2021, we had 14,600 Active Customer Accounts, which is up from 13,900 Active Customer Accounts for the three-month period ended December 31, 2020 and is up sequentially from 14,300 Active Customer Accounts for the three-month period ended September 30, 2021.
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
For the three-month period ended December 31, 2021, we had 1,064 Active Customer Accounts with trailing 12-month revenue over $100,000, which was a 16% increase compared to 913 for the three-month period ended as of December 31, 2020 and a 5% increase compared to 1,011 for the three-month period ended September 30, 2021.
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

Our percentage of revenue from Active Customers with trailing 12-month revenue greater than $100,000 was 81% for the three-month period ended December 31, 2021, compared to 78% for the three-month period ended December 31, 2020 and 81% for the three-month period ended September 30, 2021.
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
Our NRR remained relatively flat year-over-year at 116% for the period ended December 31, 2021 compared to 115% for the period ended December 31, 2020 and increased quarter-over-quarter from 112% for the period ended September 30, 2021.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of our shift to our consumption pricing model. We had remaining performance obligations in the amount of $609.9 million and $726.8 million as of December 31, 2021 and March 31, 2021, respectively, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of subscription plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
Historically, in our legacy subscription-based model, the first two quarters of each fiscal year have generally had lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to upsell existing customers. During the conversion to our consumption-based model, many of the factors that affected these trends are less pronounced as customers that move to our consumption-based model make commitments that are below their actual spend with us. As such, period over period comparisons for deferred revenue are less relevant when considering future revenue trends and our historical patterns should not be considered indicative of our future sales activity or performance.
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
Gross Profit and Margin
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our hosting-related costs, operations and global customer support personnel, and the amortization of capitalized software. Although we expect our gross margin to fluctuate from period to period as a result of these factors, our recent public cloud migration and, to a lesser extent, our pricing transition, have contributed to lower gross margins.
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
We expect that go-to-market operations in our consumption-based business model will be more efficient, and require less investment, than in our former more traditional subscription model. In furtherance of this strategy shift, we have reallocated some spending from sales and marketing to increase our investment on research and development. While we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, our sales and marketing expenses, both in absolute dollars and as a percentage of our revenue, may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our sales and marketing expenses.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Revenue	$203,591	$166,340	$579,769	$494,979
Cost of revenue (1)	68,793	45,968	192,319	124,439
Gross profit	134,798	120,372	387,450	370,540
Operating expenses:
Research and development (1)	53,362	45,773	153,460	131,245
Sales and marketing (1)	97,723	92,392	293,603	266,906
General and administrative (1)	35,614	30,249	113,193	89,481
Total operating expenses	186,699	168,414	560,256	487,632
Loss from operations	(51,901)	(48,042)	(172,806)	(117,092)
Other income (expense):
Interest income	575	1,734	2,237	6,735
Interest expense	(1,228)	(6,229)	(3,682)	(18,549)
Other expense	(268)	(811)	(647)	(1,810)
Loss before income taxes	(52,822)	(53,348)	(174,898)	(130,716)
Income tax provision	763	564	816	1,276
Net loss	$(53,585)	$(53,912)	$(175,714)	$(131,992)
Net loss and adjustment attributable to redeemable non-controlling interest	(9,121)	286	(19,175)	1,059
Net loss attributable to New Relic	$(62,706)	$(53,626)	$(194,889)	$(130,933)
Net loss attributable to New Relic per share, basic and diluted	$(0.96)	$(0.88)	$(3.04)	$(2.16)
Weighted-average shares used to compute net loss per share, basic and diluted	64,983	61,209	64,203	60,562
(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$1,382	$1,472	$3,757	$4,596
Research and development	13,117	10,960	36,228	30,214
Sales and marketing	12,537	15,115	37,619	42,960
General and administrative (2)	10,755	8,922	39,945	25,274
Total stock-based compensation expense (3)	$37,791	$36,469	$117,549	$103,044
(2) Includes $9.6 million acceleration of share-based payment expense for the nine months ended December 31, 2021 for one of our executives due to his departure at the end of June 2021. There was no corresponding expense for the three-month period.
(3) Includes $0.5 million expense for the nine months ended December 31, 2021 due to the restructuring activities commenced in April 2021. There was no corresponding expense for the three-month period. Refer to Note 16. Restructuring for more information.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	34	28	33	25
Gross profit	66	72	67	75
Operating expenses:
Research and development (1)	26	27	26	26
Sales and marketing (1)	49	56	51	54
General and administrative (1)	17	18	20	18
Total operating expenses	92	101	97	98
Loss from operations	(26)	(29)	(30)	(23)
Other income (expense):
Interest income	—	1	—	1
Interest expense	(1)	(4)	(1)	(4)
Other income (expense), net	—	—	—	—
Loss before income taxes	(27)	(32)	(31)	(26)
Income tax provision	—	—	—	—
Net loss	(27)%	(32)%	(31)%	(26)%
Net loss and adjustment attributable to redeemable non-controlling interest	(4)	—	(3)	—
Net loss attributable to New Relic	(31)%	(32)%	(34)%	(26)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	6	7	6	6
Sales and marketing	6	9	6	9
General and administrative	5	5	7	5
Total stock-based compensation expense	18%	22%	20%	21%
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
United States	$134,687	$114,102	$20,585	18%	$391,127	$341,458	$49,669	15%
EMEA	31,714	26,459	5,255	20	89,920	77,903	12,017	15
APAC	21,354	16,013	5,341	33	57,852	46,276	11,576	25
Other	15,836	9,766	6,070	62	40,870	29,342	11,528	39
Total revenue	$203,591	$166,340	$37,251	22%	$579,769	$494,979	$84,790	17%
Total revenue increased $37.3 million, or 22%, in the three months ended December 31, 2021 compared to the same period of 2020. Our revenue from the United States increased $20.6 million, or 18%, our revenue from EMEA increased $5.3 million, or 20%, our revenue from APAC increased $5.3 million, or 33%, and our revenue from other regions increased $6.1 million, or 62% in the three months ended December 31, 2021 compared to the same period of 2020, primarily as a result of growth in our customer base and increase in consumption in addition to revenue recognized from variable consideration.

Total revenue increased $84.8 million, or 17%, in the nine months ended December 31, 2021 compared to the same period of 2020. Our revenue from the United States increased $49.7 million, or 15%. Our revenue from EMEA increased $12.0 million, or 15%, our revenue from APAC increased $11.6 million, or 25%, and our revenue from other regions increased $11.5 million or 39% in the nine months ended December 31, 2021 compared to the same period of 2020, primarily as a result of growth in our customer base and increase in consumption in addition to revenue recognized from variable consideration.
Cost of Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue	$68,793	$45,968	$22,825	50%	$192,319	$124,439	$67,880	55%
Cost of revenue increased $22.8 million, or 50%, in the three months ended December 31, 2021 compared to the same period of 2020. The increase was primarily due to a $22.7 million increase in hosting-related costs as a result of the additional expenses incurred in connection with our public cloud migration. The remaining increase was due to a $0.7 million increase in personnel-related costs, driven by an increase in headcount and merit-based compensation and a $0.3 million increase in travel expense which was partially offset by a $0.8 million decrease in depreciation and amortization expense.
Cost of revenue increased $67.9 million, or 55%, in the nine months ended December 31, 2021 compared to the same period of 2020. The increase was primarily a result of a $69.2 million increase in hosting-related costs as a result of the additional expenses incurred in connection with our public cloud migration and a $1.0 million increase in travel expenses. The increase was partially offset by a $1.5 million decrease in personnel-related costs and a $0.6 million decrease in depreciation and amortization expense.
Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$53,362	$45,773	$7,589	17%	$153,460	$131,245	$22,215	17%
Research and development expenses increased $7.6 million, or 17%, in the three months ended December 31, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $6.9 million, driven by an increase in headcount and merit-based compensation, a $0.9 million increase in allocated costs, including facilities and depreciation, and a $0.4 million increase in travel expenses. The increase was partially offset by a $0.9 million decrease in software subscription and consulting expenses as well as a hosting service credit.
Research and development expenses increased $22.2 million, or 17%, in the nine months ended December 31, 2021 compared to the same period of 2020. The increase was primarily the result of an increase in personnel-related costs of $20.4 million, driven by an increase in headcount and merit-based compensation, a $3.2 million increase in allocated costs, including facilities and depreciation, and a $0.5 million increase in travel expenses. The increase was partially offset by a $2.1 million decrease in software subscription and consulting expenses as well as a hosting service credit.
Sales and Marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$97,723	$92,392	$5,331	6%	$293,603	$266,906	$26,697	10%
Sales and marketing expenses increased $5.3 million, or 6%, in the three months ended December 31, 2021 compared to the same period of 2020. The increase was primarily a result of a $2.3 million increase in marketing programs, a $1.5 million increase in travel expenses, a $1.4 million increase in software subscription and consulting expenses, and a $1.1 million increase in personnel-related costs. The increase in personnel-related costs was primarily driven by an increase in sales commissions expense as a result of our shift to a consumption-business model, where the majority of commissions are expensed as incurred, in addition to historical amortization expense for commissions paid under our subscription-business model.

The increase was partially offset by a $1.2 million decrease in allocated costs, including facilities and depreciation.
Sales and marketing expenses increased $26.7 million, or 10%, in the nine months ended December 31, 2021 compared to the same period of 2020. Although headcount decreased due to the restructuring activities commenced in the first quarter of fiscal 2022, personnel-related costs increased $15.3 million. The increase in personnel-related costs was primarily driven by an increase in sales commissions expense as a result of our shift to a consumption-business model, where the majority of commissions are expensed as incurred, in addition to historical amortization expense for commissions paid under our subscription-business model. The remaining increase was due to a $4.2 million increase in marketing programs, a $3.6 million increase in software subscription and consulting expenses, and a $2.4 million increase in travel expenses.
General and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$35,614	$30,249	$5,365	18%	$113,193	$89,481	$23,712	26%
General and administrative expenses increased $5.4 million, or 18%, in the three months ended December 31, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $3.8 million, driven by an increase in headcount and merit-based compensation. The remaining increase was due to a $0.7 million increase in allocated costs, including facilities and depreciation expenses, a $0.6 million increase in software subscription and consulting expenses, a $0.3 million increase in travel expenses, and a $1.0 million increase in other miscellaneous expenses. The increase was partially offset by a $1.0 million decrease in legal and accounting expenses.
General and administrative expenses increased $23.7 million, or 26%, in the nine months ended December 31, 2021 compared to the same period of 2020. The increase was primarily a result of an increase in personnel-related costs of $19.7 million, driven by a $10.2 million stock-based compensation charge due to acceleration of share-based payment expense for one executive due to his departure in the first quarter of fiscal 2022, and an increase in headcount and merit-based compensation. The remaining increase was due to a $1.1 million increase in software subscription and consulting expenses, a $0.8 million increase in legal and accounting expenses, a $0.4 million increase in travel expenses, a $0.4 million increase in allocated costs, including facilities and depreciation expenses, and a $1.3 million increase in other miscellaneous expenses.
Other Income (Expense)

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)
Other expense	$(921)	$(5,306)	$4,385	83%	$(2,092)	$(13,624)	$11,532	85%
Other expense decreased by $4.4 million, or 83% in the three months ended December 31, 2021 compared to the same period of 2020. The decrease was primarily due to a $5.0 million decrease in interest expense for our convertible debt due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (“ASU 2020-06”) in the first quarter of fiscal 2022. This decrease was partially offset by a $0.6 million decrease in interest income.
Other expense decreased by $11.5 million, or 85%, in the nine months ended December 31, 2021 compared to the same period of 2020, primarily due to a $14.9 million decrease in interest expense for our convertible debt due to the adoption of ASU 2020-06, which was partially offset by a $3.3 million decrease in interest income.
Provision for (Benefit from) Income Tax

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$763	$564	$199	35%	816	1,276	$(460)	36%

We had an income tax expense of $0.8 million for the three months ended December 31, 2021 as compared to an income tax expense of $0.6 million for the same period of 2020. The change of $0.2 million, or 35%, was mostly related to a non-discrete item for foreign tax provision.
We had an income tax expense of less than $0.8 million for the nine months ended December 31, 2021 as compared to an income tax expense of $1.3 million for the same period of 2020. The change of $0.5 million, or 36%, was mostly due to the non-discrete items for foreign tax provision which was partially offset by an income tax benefit recognized as a result of our CodeStream acquisition in the first quarter of fiscal 2022.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(9,121)	$286	$(9,407)	3,289%	$(19,175)	$1,059	$(20,234)	1,911%
Net loss and adjustment attributable to redeemable non-controlling interest increased by $9.4 million or 3,289%, in the three months ended December 31, 2021 compared to the same period of 2020. The increase in loss and adjustment was related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by share of associated losses.
Net loss and adjustment attributable to redeemable non-controlling interest increased by $20.2 million or 1,911%, in the nine months ended December 31, 2021 compared to the same period of 2020. The increase in loss and adjustment was related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by share of associated losses.

Non-GAAP Financial Measures
Non-GAAP Loss From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP loss from operations and non-GAAP net loss attributable to New Relic. We define non-GAAP loss from operations and non-GAAP net loss attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, (5) amortization of debt discount and issuance costs, (6) the transaction costs related to acquisitions, (7) lawsuit litigation cost and other expense, (8) gain or loss from lease modification, and (9) adjustment to redeemable non-controlling interest. We use non-GAAP financial measures, including non-GAAP loss from operations and non-GAAP net loss attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP loss from operations.
We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP loss from operations to non-GAAP loss from operations and a reconciliation of GAAP net loss attributable to New Relic to non-GAAP net loss attributable to New Relic. We believe non-GAAP loss from operations and non-GAAP net loss attributable to New Relic are useful to investors and others in assessing our operating performance due to the following factors:
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
Restructuring charges. In April 2021, we commenced a restructuring plan to realign our cost structure to better reflect significant product and business model innovation over the past 12 months. As a result of the restructuring plan, we incurred charges of approximately $12.6 million for employee terminations and other costs associated with the restructuring plan. Most of these charges consisted of cash expenditures and stock-based compensation expense and were recognized in the first quarter of fiscal 2022. We believe it is appropriate to exclude the restructuring charges because they are not indicative of our future operating results.
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
The following tables present our non-GAAP loss from operations and our non-GAAP net loss attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP loss from operations and our GAAP net loss attributable to New Relic to our non-GAAP net loss attributable to New Relic for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
GAAP loss from operations	$(51,901)	$(48,042)	$(172,806)	$(117,092)
Plus: Stock-based compensation expense	37,791	36,469	117,549	103,044
Plus: Amortization of purchased intangibles	2,006	1,277	5,358	3,829
Plus: Transaction costs related to acquisitions	—	885	361	885
Plus: Amortization of stock-based compensation capitalized in software development costs	640	339	1,680	843
Plus: Lawsuit litigation cost and other expense	59	217	59	254
Plus: Employer payroll tax on employee equity incentive plans	956	461	2,552	2,120
Plus: Restructuring charges (1)	(151)	—	12,119	—
Non-GAAP loss from operations	$(10,600)	$(8,394)	$(33,128)	$(6,117)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
GAAP net loss attributable to New Relic	$(62,706)	$(53,626)	$(194,889)	$(130,933)
Plus: Stock-based compensation expense	37,791	36,469	117,549	103,044
Plus: Amortization of purchased intangibles	2,006	1,277	5,358	3,829
Plus: Transaction costs related to acquisitions	—	885	361	885
Plus: Amortization of stock-based compensation capitalized in software development costs	640	339	1,680	843
Plus: Lawsuit litigation cost and other expense	59	217	59	254
Plus: Employer payroll tax on employee equity incentive plans	956	461	2,552	2,120
Plus: Amortization of debt discount and issuance costs	590	5,622	1,766	16,632
Plus: Adjustment to redeemable non-controlling interest	9,215	—	19,450	—
Plus: Restructuring charges (1)	(151)	—	12,119	—
Non-GAAP net loss attributable to New Relic	$(11,600)	$(8,356)	$(33,995)	$(3,326)
(1) Restructuring related charge for the stock-based compensation expense of $0.5 million is included on its respective line items.

Non-GAAP loss from operations and non-GAAP net loss attributable to New Relic for the periods presented reflects the same trends discussed above in “Results of Operations.” Although we have generated non-GAAP income from operations and non-GAAP net income attributable to New Relic in past quarters and while we expect with increased efficiencies for these numbers to improve, we expect to remain in a loss position in the near future as we continue to incur additional expenses during our public cloud migration and due to an increase in commission expense. In prior periods, commissions were mostly capitalized and amortized in future periods. With our shift to a consumption model and shift in pricing strategy, a significant majority of commissions will no longer be capitalized and will instead mostly be expensed as incurred.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Cash provided by (used in) operating activities	$(46,328)	$41,385
Cash provided by (used in) investing activities	16,885	(132,868)
Cash provided by financing activities	34,582	10,126
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,139	$(81,357)
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
Operating Activities
During the nine months ended December 31, 2021, cash used in operating activities was $46.3 million as a result of a net loss of $175.7 million, adjusted by non-cash charges of $185.9 million and a change of $56.5 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $67.2 million decrease in deferred revenue, a $5.9 million decrease in lease liabilities, a $3.1 million increase in accounts receivable, a $3.0 million increase in prepaid and other assets, and a $1.7 million increase in deferred contract acquisition and fulfillment costs. This was partially offset by a $14.7 million increase in accrued compensation and benefits and other liabilities, a $6.7 million decrease in lease right-of-use assets, and a $2.9 million increase in accounts payable.
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
Investing Activities
Cash provided by investing activities during the nine months ended December 31, 2021 was $16.9 million, primarily as a result of proceeds from the maturity and sale of short-term investments of $212.3 million. This was partially offset by purchases of short-term investments of $175.7 million, cash paid for acquisition, net of cash acquired, of $7.2 million, purchases of property and equipment of $3.2 million, and increases in capitalization of software development costs of $9.4 million.
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

Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2021 was $34.6 million, which was the result of proceeds received from the purchase of shares of common stock pursuant to our employee stock purchase plan of $29.2 million and from the exercise of stock options of $5.4 million.
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
Except for the early adoption of ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (Subtopic 815-40), there have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2021 as compared to the critical accounting policies and estimates described in our Annual Report.
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

Interest Rate Risk
We had cash and cash equivalents of $245.8 million as of December 31, 2021, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $534.0 million as of December 31, 2021, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Our Industry
We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results. *
We have evolved our pricing models over time and we expect that they will continue to evolve. For example, in fiscal 2021, we announced an updated pricing strategy that calculates customer spend based upon their consumption. Customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing, which we refer to as “Annual Pool of Funds.” Consumption under this model is measured by number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform.
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
The ongoing global coronavirus (“COVID-19”) pandemic could harm our business and results of operations. *
The COVID-19 pandemic continues to impact worldwide economic activity and financial markets and has resulted in authorities implementing numerous measures to contain the virus. While the rollout of COVID-19 vaccines is ongoing, the timing and speed of vaccination rollouts and the lifting of occupancy limits and movement restrictions varies from location to location, is evolving, and to varying degrees remains unknown.
In light of the ongoing uncertainty relating to the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we have recently and may continue to selectively reopen certain of our offices and hold in-person meetings and events in compliance with applicable government orders and guidelines, the majority of our employees continue to work remotely and in-person meetings remain limited. While certain travel bans and other restrictions that were implemented by federal, state, or local authorities at the beginning of the pandemic were relaxed earlier in the year, recently, due to the proliferation of the Omicron variant, among other developments, some of these restrictions have been re-imposed, and new restrictions may be implemented. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic and the successful rollout of vaccines and the efficacy and durability of such vaccines, especially in light of the emergence of new variant strains; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Our revenue and deferred revenue have been negatively impacted, in part, by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Meanwhile, our shift to consumption-based pricing contracts, where the revenue we receive is tied to our customers’ actual usage of our products, may further exacerbate the uncertainty with respect to the revenue we receive from our customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability. *
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $194.9 million and $130.9 million in the nine months ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had an accumulated deficit of $727.8 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
We were founded in 2007, launched our first commercial product in 2008, launched our New Relic One platform in 2019, and introduced our updated pricing strategy in 2020. This limited operating history with our current business model limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future products and platform capabilities, competition from other companies, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new products and platform capabilities, determining prices and pricing structures for our products and platform capabilities, unforeseen expenses, and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results and our business could suffer.
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
In addition, in order for us to maintain or improve our operating results, it is important that our customers renew their commitments or remain on our platform and increase their spend when the contract term expires. Many of our customers may start their accounts on a free tier and have no obligation to enter into a paid commitment or incur spend above the free tier. Our customers that enter into paid commitments have no obligation to renew after the expiration of the contractual term nor an obligation to remain on our platform and incur additional usage fees. Commitments are most often one year in length, and, our customers may renew for lower commitment amounts or instead use our Pay as You Go model, under which they are billed in arrears for their usage. In the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions entered into prior to our consumption pricing model have the right to cancel their agreements prior to the termination of the subscription term. Additionally, some customers have decided and may continue to remain within the limitations of our free-tier or lower-priced offerings. Customers also have canceled or reduced, and may continue to cancel or reduce, their commitments as a result of the impact of the COVID-19 pandemic on their businesses.
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
Failure to effectively align our marketing and sales capabilities with our consumption pricing structure and increase sales efficiency could harm our ability to increase our customer adoption and achieve broader market acceptance of our products.
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
Our quarterly results may fluctuate and our recent operating results may not be a good indication of our future performance. If we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially. *
Our quarterly financial results may fluctuate widely as a result of the risks and uncertainties described in this report, many of which, such as the COVID-19 pandemic, are outside of our control. In addition, given our increasing reliance on consumption to drive revenue, our pricing model may give rise to a number of risks reflected in risk factors titled “We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results” and “If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.” If our financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially.
We believe that quarter-to-quarter comparisons of our revenue, operating results, and cash flows may not be meaningful and should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance we may provide, the price of our common stock could decline.
Because users are able to configure our platform to collect and store confidential, personal or proprietary information, security concerns could result in additional cost and liability to us or inhibit sales of our products.*
Our operations involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, which customers might choose to have include some personally identifiable information. While we have developed systems and processes to protect the integrity, confidentiality and security of our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data. Any security breaches, computer malware, computer hacking, cyber-attacks, ransomware, phishing attacks and other social engineering schemes, denial or degradation of service attacks, unauthorized access or use, device theft, and other types of security incidents experienced by us or our third-party services providers, could expose us to a risk of loss of confidential, personal or proprietary information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for investigation, remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.
Cyber-attacks, intrusions and other malicious Internet-based activity including by computer hackers, foreign governments and cyber terrorists, continue to increase generally as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversions of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments. Supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the information technology systems of our third-party partners with whom we work.
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
We are dependent upon lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sales opportunities, our ability to grow our revenue will be adversely affected. *
We are dependent upon lead generation strategies to generate sales opportunities. For example, we introduced an expanded free tier offering of our product in fiscal 2021. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that we are unable to successfully attract and grow paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
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

Due to our previous subscription-based pricing model and our recent transition to a consumption-based pricing model, we may not have visibility into our financial position and results of operations. *
We have historically employed a subscription-based model and for contracts entered into prior to our consumption pricing model, we recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. As a result, due to this historical reliance on a subscription-based business model, the effects of the COVID-19 pandemic to date were not fully reflected in our results of operations until later periods.
Because our customers have flexibility in the timing of their consumption under our pricing model, we do not have the same visibility into the timing of revenue recognition as we would under a subscription-based model. There is a risk that customers will consume our platform at a different pace than we expect, and our actual results may differ from our forecasts. Meanwhile, although we have seen indications of improved market acceptance of our platform and new pricing strategy, due to our historical reliance upon a subscription-based business model, improvement in the market adoption of our products due to this pricing model transition would also not be fully reflected in our results of operations until future periods.
Seasonality may cause fluctuations in our sales and operating results. *
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. Historically, in our legacy subscription-based model, the first two quarters of each fiscal year have generally had lower or potentially negative sequential deferred revenue growth than the third and fourth fiscal quarters, during which we generally benefit from a larger renewal pool and opportunity to up-sell existing customers. During the conversion to our consumption-based model, many of the factors that affected these trends are less pronounced as customers that move to our consumption-based model make commitments that are below their actual spend with us. As such, period over period comparisons for deferred revenue are less relevant when considering future revenue trends and our historical patterns should not be considered indicative of our future sales activity or performance.
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
As a result, the timing of recognizing revenue in any given quarter, including the extent to which revenue from transactions in a given period may not be recognized until a future period, can be variable and difficult to predict and our results of operations may be adversely affected if such assumptions change or if actual circumstances differ from those in our assumptions. This could result in fluctuations in our revenue from period to period, which may make these comparisons less meaningful and make it difficult for us, securities analysts and investors to accurately forecast our revenue and operating results, which could cause our results of operations to differ from our financial outlook or the expectations of securities analysts and investors, potentially resulting in a decline in the market price of our common stock. In addition, our consumption pricing model has only been in place since July 2020 and we are continuing to refine our assumptions and estimates. As we continue to obtain more historical data, we expect that our ability to forecast and derive these estimates will improve over time.

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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations. *
During the nine months ended December 31, 2021, we derived approximately 33% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing software and SaaS, applications and experienced sales professionals. If we are unable to attract such personnel in locations where we are located, we may need to hire in other locations as well as consider alternative flexible work options, which may add to the complexity and costs of our business operations. Complexities in hiring and the need for flexible work arrangements have heightened during the COVID-19 pandemic. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, especially during the current period of heightened employee attrition in the U.S. and other countries. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
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
If we cannot continue to maintain and develop our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed. *
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally and adopt more flexible work arrangements, we may find it difficult to continue to maintain and develop our corporate culture. There have been recent changes in our senior executive management team resulting from the hiring, promotion or departure of these personnel, and we expect to also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to the creation of new management systems and processes and differences in management style, any of which could adversely impact our corporate culture. In addition, our restructuring plan commenced in April 2021 may cause adverse consequences on our corporate culture which may result in attrition beyond our planned reduction in workforce, decrease employee morale or further impact our ability to retain highly skilled employees. We may need to continue to adapt our corporate culture and work environments to such changing circumstances. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results. *
As of December 31, 2021, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:
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
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts. *
We are subject to taxation in numerous U.S. states and territories and in non-U.S. countries. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of federal income tax law changes, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and other changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
If our efforts to comply with Europe’s highly dynamic cross-border data transfer requirements are not successful, we will face increased risk of substantial fines by European regulators and prohibitions on data processing. The inability to transfer data across borders may also result in reduced demand for our services, limit our ability to collaborate with parties that are subject to European and other privacy, data protection, and data security laws or require us to increase our data processing capabilities and other operations in other jurisdictions at significant expense.
Other jurisdictions are also passing and proposing more stringent privacy, data protection and data security laws. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (“LGPD”), Japan recently passed amendments to its Act on the Protection of Personal Information (“APPI”), and Canada proposed the Digital Charter Implementation Act. The LGPD and APPI broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of these laws face substantial penalties.
In the United States, federal, state and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. California has already adopted a new law, the California Privacy Rights Act of 2020 (“CPRA”), that will substantially expand the CCPA effective January 1, 2023. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, and Colorado recently enacted the Colorado Privacy Act, both of which emulate the CCPA and CPRA in many respects. Further, proposals for comprehensive privacy and data security legislation are advancing in several other states. A patchwork of differing state privacy and data security laws would increase the cost and complexity of operating our business and increase our exposure to liability.
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
Further, each jurisdiction has different rules and regulations governing sales and use, value added, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. The U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. may increase that risk by increasing states’ ability to assert taxing jurisdiction on out-of-state retailers. In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. In addition, the COVID-19 pandemic and resulting use of flexible work policies may increase the probability of payroll tax audits. Any tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward would effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand. *
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2021, we had 37 issued patents in the United States and abroad and 41 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-

consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and platform capabilities, impair the functionality of our products and platform capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation.
Our reliance upon open source software could negatively affect our ability to sell our products and subject us to possible litigation.
We rely heavily upon open source software for the operation of our products and platform capabilities and expect to continue to do so in the future. During fiscal 2021, we strengthened this commitment when we announced that we are making our agents, integrations, and SDKs available under an open source license, and that we are standardizing our future observability offerings in OpenTelemetry, a Cloud Native Computing Foundation project that is an emerging standard for software instrumentation. As a result of our use of open source software in our offerings, as well as our contributions of code to open source software projects, we may face claims from others claiming ownership of, or seeking to enforce the terms of, incompatible or conflicting licenses or other rights. This may include a demand to release the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the software we utilize change, additional licenses from third parties may be required or we may be forced to reengineer or discontinue our products and platform capabilities or incur additional costs. In addition, open source licensors generally do not provide warranties, support, indemnity, or assurance of title or controls on origin of the software which may lead to greater risks. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. While we have established processes to help alleviate these risks, we cannot assure that these measures will reduce or completely shield us from these risks. Moreover, we cannot be certain that we have not incorporated software in our products and platform capabilities in a manner that is inconsistent with the terms of the applicable proprietary rights that may govern their use, or our own policies and procedures.
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
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control. *
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in December 2014 at a price of $23.00 per share, the reported high and low sales prices of our common stock have ranged from $129.70 to $20.39 through December 31, 2021. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources.
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

NEW RELIC, INC.
Date:	February 8, 2022
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)