Form 10-K
period 2022-03-31
NEW RELIC, INC.
filed 2022-05-17
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2021, based on the closing price of a share of the registrant’s common stock on September 30, 2021 as reported by the New York Stock Exchange on such date, was approximately $4.1 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of May 10, 2022, there were 66,920,164 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2022.

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

PART I

Item 1. Business
Overview
New Relic delivers a software platform for customers to land all of their telemetry data quickly and affordably in one place and derive actionable insights from that data in a unified front-end application. This category of software products is generally referred to as observability. Our customers use the New Relic platform to observe and operate the components of their digital infrastructure and provide a quality digital experience for their customers. With a unified front end, purpose built on top of the world’s most powerful telemetry data platform, the New Relic platform helps our users get a comprehensive and consistent view of their digital estate.
The New Relic platform is designed for all engineers, which fuels our growth strategy that is oriented towards the broader developer productivity market. At present, most observability software is targeted at a small subset of the developer community that works in the “operate” phase of the developer lifecycle. These engineers are primarily concerned with the availability of the applications and infrastructure that are the primary components of a customer’s digital environment. However, a key component of our multi-year strategy is to help all software developers realize the largely dormant value of telemetry data. We fundamentally believe that insights gained from telemetry data are valuable in all of the phases of the developer lifecycle: plan, build, deploy, and operate.
To grow within the market, we employ a land-and-expand business model centered on growing our partnership with our customers as they realize incremental value from the New Relic platform. We drive product awareness, demand, adoption, and activation through self-service, product-led growth strategies. Once activated, customers may increase their consumption of the New Relic platform as they add more data, users, and use cases. For customers with enterprise scale deployment, we deploy sales-led growth strategies to nurture and ensure long-term customer success for larger customers.
We believe our platform is positioned as the only true observability platform, which is grounded in three strategic technological pillars:

1.We serve all engineers: The New Relic platform is used not just by IT operations professionals but by a wide variety of engineers, including application developers, mobile developers, site reliability engineers (“SRE”), network engineers, and more. Our mission is to democratize observability and make observability a daily practice for all engineers at every stage of the software lifecycle, and the goal of our strategic product roadmap is to deliver products that support this mission at a sustained pace.

2.We support the entire software lifecycle: Our platform’s usage is not limited to troubleshooting applications in production environments. Engineers use the New Relic platform across production and pre-production environments to plan, build, and test software before it goes into production. Our ability to ship features and capabilities for the entire software lifecycle increases our platform’s engagement and separates our solutions from other tools that are focused solely on production troubleshooting.

3.We deliver observability as a cohesive platform experience: We view the New Relic platform as a true observability platform and not a bundle of SKUs with disjointed experiences and disparate pricing models stitched into a user interface. The platform has the flexibility to ingest telemetry from any source and modality (metrics, events, logs, and traces) into a unified Telemetry Data Platform. Engineers act on the collected telemetry via a unified and AI-enabled user interface which converges all observability workflows into one cohesive experience.
These three strategic pillars are reinforced by our consumption-based pricing model which we introduced in 2020. We found pre-existing pricing models to have the unintended effect of limiting instrumentation and, ultimately, customer visibility into their system performance. With our consumption-based pricing model and simplified platform offering, we believe we have removed those barriers.
To accelerate engagement, adoption, and consumption of our platform, we price based on consumption as measured by the number of provisioned users and the amount of data ingested into our system. We offer three paid plans—Standard, Pro and Enterprise—designed to meet the needs of our customers of all sizes and maturity levels. We also offer a perpetual free tier of the New Relic platform. As a result, our direct sales prospects are often familiar with our platform and may already be using it in a limited fashion. A core component of our growth strategy is to provide a friction-free environment for developers to familiarize themselves with our solutions, and then offer incremental opportunities to derive more value from our products either by in-product support, or engaging with our technically oriented customer adoption team.
By removing data silos and standardizing on a single observability platform, customers across the globe can more easily understand end-to-end system health and are better able to achieve business imperatives of speed of innovation, operational excellence, system reliability, and cost management. We believe our consumption-based pricing has changed the fundamental unit economics of the industry, and with it the nature of the relationship between us as the vendor and our customers. With consumption-based pricing, our success is directly tied to the value our products deliver to our customers. We believe that as we continue to build and deliver compelling experiences that help customers solve their daily problems, we will continue to attract new customers and our customers will increase the amount of data they send to us, as well as the number of users they have on our platform.
Our customers span the continuum from startups to some of the world’s largest corporations; the common thread among all of the users of our products is a desire to offer their constituents a top-tier digital experience. We engage with prospects and customers directly through our field, inside sales teams and on our website, as well as indirectly through channel partners. The majority of our customers are on either “Pay as You Go” contracts where they are charged for usage in arrears, or commitment contracts where they commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing. The majority of our commitment contracts are one year in duration and are invoiced upfront. When a customer’s data ingest or number of provisioned users exceeds their aggregate commitment, they are invoiced for incremental charges when their consumption exceeds their commitment at the rate they negotiated in the commitment. When we enter into multi-year commitment contracts, we typically invoice the customer on an annual basis.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounts for a de minimis amount of our total revenue. We expect to continue to invest in our product and go-to-market organizations as we believe both the self-serve nature of our products and the customer-specific attention from our technologists play an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
Key Benefits to Our Customers
The New Relic platform provides the following key benefits:
•Fuel innovation and growth. We empower engineers with data and visibility to support faster software delivery and more experimentation to increase customer satisfaction, revenue, and market share. Powered by the insights and visibility of the New Relic platform, our customers can reduce time to market by building and deploying software faster, improving development efficiency and improving alignment and collaboration across business and technical teams.
•Deliver exceptional customer experience. We enable engineers and organizations to deliver digital customer experiences that drive engagement, conversion, and brand affinity. With the New Relic platform, our customers can view what their own customers are actually experiencing on their digital platforms to avoid churn, lost revenue, and reputational harm.
•Improve system performance. We help engineers proactively identify and resolve issues before they impact customers. With the New Relic platform, our customers have a common platform to adopt and implement DevOps and SRE principles so they can improve incident resolution times, reduce the number of customer-reported incidents, and reduce downtime of the systems they manage.
•Drive operational efficiency. The New Relic platform helps engineering teams build for scale to realize the benefits of cloud investments and optimize resource consumption. Engineering teams leverage observability to improve the pace of cloud adoption, digital transformation, budget predictability, and overall employee productivity.
Our Platform and Key Strengths
With the launch of the New Relic platform, we built upon the foundation of our application performance monitoring (“APM”) offering to deliver what we view as a true observability platform where enterprises large and small can unify all telemetry and observability workflows in a single platform. The motivation for this evolution was to align our roadmap and consumption-based business model to address the needs of our customers. Our vision is to empower all engineers at every phase of the software lifecycle to leverage the power of data-driven engineering, and the New Relic platform is designed to address a multitude of existing and emerging customer use cases:

1.Scalable data platform. Sitting at the core of the New Relic platform is our secure, hyper-scalable, cloud-based data platform which serves as the single source of truth for all operational data, providing users with the ability to ask and answer questions within milliseconds. Customers have the flexibility to rapidly ingest all telemetry data (metrics, events, logs, and traces) at scale from any source, and analyze it all in one place. Once ingested, customers can query that data in milliseconds, build, customize and share dashboards, and create alerts based on signals that matter the most.
2.Full-stack monitoring verticals. With all of a customer’s telemetry in one place, the New Relic platform provides end-to-end observability in one curated, connected platform to help users make sense of their data and take action on it. The New Relic platform connects and correlates data from across the full stack—from client-side, to the application, to the underlying infrastructure and network, all with logs and distributed traces in context—so users can analyze, debug, and troubleshoot their full stack in just a few clicks. We continue to launch new vertical monitoring experiences to address new use cases and personas. In fiscal 2022, we launched the following new platform verticals:
◦Pixie, which enhances our Kubernetes Monitoring solution and helps developers debug Kubernetes environments faster;
◦Network Performance Monitoring, which helps DevOps teams to better align with network engineers; and
◦Model Performance Monitoring, which allows data scientists to optimize machine learning models.
With the New Relic platform, customers no longer have to juggle siloed tools with varying and often confusing pricing metrics that have led to selective instrumentation, tool sprawl, and disconnected silos of critical operational data. Our unified, full-stack monitoring UIs give engineers the curated context they need to solve problems across their entire estate—all in one place.
3.Cross-platform observability experiences. Building on our massive and scalable data backend, we are able to solve new use cases for our customers beyond the problems that traditional monitoring solutions address. We have integrated AI and machine learning across the entire platform for AI-assisted incident response. Errors Inbox brings together error data from across the full stack so developers can detect, triage, and resolve errors faster, with persistent context. We are solving exciting new use cases for software developers in pre-production environments where solutions such as New Relic CodeStream and our partnerships with CI/CD vendors are helping developers leverage production telemetry to improve code builds and deploys.

The key strengths of the New Relic platform are:
•End-to-End Observability. All telemetry data, regardless of its source (whether from proprietary or open source agents, APIs, or exporters) is aggregated in one place and available to query, alert, visualize, and navigate, with meaningful analytics powered by comprehensive AI and machine-learning capabilities.
•Faster, Simpler Incident Response. With our AI-assisted incident response, customers can detect issues proactively, reduce alert noise, identify root causes, and take action using two-way integration with widely used incident management systems.
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
•Spend Predictability, Transparency, and Flexibility. Our platform’s simplified consumption-based pricing model incentivizes users to instrument more of their services, applications, and hosts—and thereby get more value out of their observability platform—while also eliminating unforeseen fees and unpredictable overages. Customers now pay for the New Relic platform based on their actual consumption of the platform, not unlike how they pay for their cloud providers, and are able to obtain higher degrees of transparency, flexibility, and control.
•Observability for All. Our mission is to democratize observability by making it a daily practice for all engineers. At the core of our philosophy is an obsession to help teams get past “what” happened and dig deeper to understand "why" their software and systems are behaving as they are. This is increasingly important given the complexity introduced by today’s modern architectures, multi-cloud environments, and distributed teams.

•Rapid Time to Value. We make it easy for all engineers to get started quickly with observability best practices. In fiscal 2022, we launched New Relic Instant Observability (New Relic I/O), an open source ecosystem of quickstarts that deliver pre-built integrations, dashboards, and alerts for over 450 technologies and frameworks. With New Relic I/O, engineers don’t need to spend hours manually setting up observability across the stack and can start getting insights in a single click.
•Open Source Commitment. New Relic is making it easier for everyone to instrument everything through our commitment to open standards, open source instrumentation, and the open communities that support them. We have standardized on OpenTelemetry for all collections and most of our agents are open source. We have joined the governing board of the Cloud Native Computing Foundation and contributed Pixie, a Kubernetes-native in-cluster observability platform, as an open source project. We are also a founding member of Eclipse Adoptium, a leading provider of Java runtimes.
•Market Leadership. Innovation and disruption is in our DNA. We continue to disrupt the industry with our visionary approach to observability. We have been named a leader in the Gartner APM Magic Quadrant for nine consecutive years and in October 2020, we tied for the #1 rating in the Gartner Peer Insights APM “Voice of the Customer.”
•Platform Extensibility. In addition to the UIs and workflows provided natively in the New Relic platform, customers can use the data they ingest into the platform to build custom applications that drive measurable value specific to their business. The New Relic platform supports custom app development via common open source frameworks, a library of existing applications, and a rich development environment.
•Enterprise-grade Security. We have developed robust security processes to help protect the confidentiality, integrity, and availability of customer data so that users can control how their data is stored and used. We undergo annual audits by third-party services, our platform is HIPAA and SOC2 compliant, and we have achieved FedRAMP authorization at a moderate impact level.
Our Growth Strategies
We grow using a “land-and-expand” business model with two primary distribution channels, self-serve and sales-led growth. For customers from whom we generate trailing 12-month revenue below a certain threshold, self-serve tactics allow these customers to adopt platform features via marketing and product-driven sales. As a customer starts to exceed that threshold in trailing 12-month revenue, we typically transition the customer to a more traditional direct sales model, or sales-led growth.
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

Human Capital Management
As of March 31, 2022, we had a total of 2,217 employees, including temporary employees, operating across 15 countries, including 637 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.
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
Diversity and Inclusion
We strive to build a diverse workforce, promote equity in our practices, and create inclusive communities for all our employees to thrive. Internally, we offer training for employees around unconscious bias, and other diversity and inclusion-related topics designed to create a culture of belonging. In addition, our Diversity, Equity & Inclusion team works closely with division leaders to review current diversity and inclusion data, identify themes, and create action plans with measurable objectives and key results for their divisions, with the goal of increasing diversity and growing every employee’s sense of belonging.
We work hard to maintain and enhance our diverse and inclusive environment, creating a workplace where people are highly valued and are empowered to do their best work. Our employee resource groups offer our employees support, mentoring, and networking opportunities and help to foster a friendly and diverse workplace.
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
Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package including our medical, dental, and vision insurance and life and disability insurance plans. In addition, we provide flexible time off, as well as maintain a tax-qualified 401(k) retirement plan that provides eligible U.S employees with an opportunity to save for retirement on a tax-advantaged basis, including providing a match for employee contributions. In structuring these benefit plans, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences.
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
COVID-19 Response
To support employee well-being, New Relic established a number of programs in response to the COVID-19 pandemic and the transition to a hybrid model where we allow employees an option to work from home full-time. Our top priority has been to ensure our employees have the resources they need to care for themselves and their families. We created flexible work schedule options, gave employees a home office stipend, and implemented for a period of time an unlimited time off code for caregiving or mental health responsibilities, provided additional mental health benefits, hosted learning events such as “Building Resilience” and “Parenting During COVID,” in addition to other various employee-led events such as meditations, workouts, experience sharing, and virtual performances.
Research and Development
Our research and development organization is responsible for the design, development, and testing of all aspects of the New Relic suite of products and platform capabilities. We invest heavily in these efforts to continuously improve, innovate, and add new features to our solutions.
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
As of March 31, 2022, we had 773 employees in our research and development organization.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2022, we had 860 employees in our sales and marketing organization.
Sales
Under our “land-and-expand” business model, our sales strategy is to rely on two primary distribution channels, self-serve and sales-led growth. For customers from whom we generate trailing 12-month revenue below a certain threshold, self-serve tactics allow these customers to adopt platform features via marketing and product-driven sales. As a customer starts to exceed that threshold in trailing 12-month revenue, we typically transition the customer to a more traditional direct sales model, or sales-led growth, under which our direct sales organization engages with our larger accounts. Our direct sales organization is organized by geography and size of customer and is focused on growing the number of accounts and usage within accounts (i.e., providing our customers with a broader set of our product solutions).
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
Seasonality
We have experienced seasonality in our sales and operating results in the past, and will continue to experience seasonality in the future. Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption based pricing model, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns.

Customer Support
Our products and platform capabilities are designed to minimize the need for customer support, as users can easily download, install, and deploy agents and other technology to ingest data into our platform without needing support. We offer a range of customer support options with multiple levels of support. These include free community support, email support, and phone support, up to our customer support organization, which provides dedicated customer success representatives, onsite support, with global capabilities and is available at all hours of the day. Through our training platform, we offer courses to help our customers quickly learn how to effectively use our products as well as implement best practices. Courses are available online, in-person at events, and, as requested by certain customers, on-site. Our training sessions are typically targeted at specific levels of employee seniority and product experience, such as agent essentials or administrator experts, to more effectively tailor training to intended audiences.
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
Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. Our unified observability platform combines functionality from numerous traditional product categories, and hence we compete in each of these categories with home-grown and open-source technologies, as well as a number of different commercial vendors.
With respect to application performance monitoring, we compete with providers such as Cisco Systems, Inc. and Dynatrace, Inc. With respect to log management, we compete with Elastic NV and Splunk Inc. With respect to infrastructure monitoring, we compete with diversified technology vendors such as International Business Machines Corporation, BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.); with native solutions from cloud providers such as Amazon Web Services, Inc., Microsoft Corporation, and Google LLC; and with independent vendors such as Datadog, Inc.
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
In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2022, we had 40 issued patents in the United States and abroad, and 35 patent applications pending in the United States and abroad. We are also the registered holder of a variety of United States and international domain names that include the term New Relic. Our products utilize our “New Relic” trademark as well as our logo and images.
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
Available Information
Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. New Relic has used, and intends to continue to use, our investor relations website, as well as our Twitter account (@newrelic), as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the subheading “Corporate Governance.” The contents of our website or our Twitter account are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website address are intended to be inactive textual references only.

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
We have evolved our pricing models over time and we expect that they will continue to evolve. For example, in fiscal 2021, we updated our pricing strategy to calculate customer spend based upon their consumption. Customers may be charged upon their usage in arrears, which we refer to as “Pay as You Go,” or they may commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing. Consumption under this model is measured by number of users and data ingested into our system, thereby collapsing what had previously been a number of different products priced in individualized ways into a simplified strategy that is intended to drive consumption across our platform.
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
We have seen indications of acceptance of our pricing model from our customers and the market in general; however, if our pricing model fails to gain continued or broader customer and market acceptance, our business and results of operations could be harmed. In addition, our evolving pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins.
We expect that we will continue to evolve our pricing model, including as a result of global economic conditions; reductions in our customers’ spending levels generally; the introduction of new products and services; the evolution of existing products and services; or changes in how computing infrastructure is broadly consumed. We have introduced and expect to continue to introduce variations to our pricing models and other pricing programs that provide broader usage and cost predictability for our customers. Although we may believe that these pricing changes will drive net new customers, increase customer adoption, and support our transition to a consumption-based model, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our business, revenue, and other financial results. If we have difficulty determining the appropriate price structure for our products, we may be required from time to time to further revise our pricing structure, increase billing frequency, or reduce our prices, which could adversely affect our business.
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
In light of the ongoing uncertainty relating to the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we have recently and may continue to selectively reopen certain of our offices and hold in-person meetings and events in compliance with applicable government orders and guidelines, the majority of our employees continue to work remotely and in-person meetings remain limited. While certain travel bans and other restrictions that were implemented by federal, state, or local authorities at the beginning of the pandemic have been lifted or relaxed in recent months, due to the emergence of new variant strains, among other developments, some of these restrictions have been re-imposed, and new restrictions may be implemented. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic and the successful rollout of vaccines and the efficacy and durability of such vaccines, especially in light of the emergence of new variant strains; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. In addition, COVID-19 may continue to disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. Our revenue and deferred revenue have been negatively impacted, in part, by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of the impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Meanwhile, our shift to consumption-based pricing contracts, where the revenue we receive is tied to our customers’ actual usage of our products, may further exacerbate the uncertainty with respect to the revenue we receive from our customers. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $250.4 million, $192.6 million, and $88.9 million in the fiscal years ended March 31, 2022, 2021, and 2020, respectively. At March 31, 2022, we had an accumulated deficit of $783.3 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
We were founded in 2007, launched our first commercial product in 2008, launched our New Relic platform in 2019, and introduced our updated pricing strategy in 2020. This limited operating history with our current business model limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future products and platform capabilities, competition from other companies, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new products and platform capabilities, determining prices and pricing structures for our products and platform capabilities, unforeseen expenses, and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results and our business could suffer.

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
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, including as a result of changes to our pricing strategy, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple accounts into a single account, the effects of global economic conditions, including as a result of the COVID-19 pandemic and Russia’s invasion of Ukraine, or reductions in our customers’ spending levels generally.
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
Our quarterly financial results may fluctuate widely as a result of the risks and uncertainties described in this report, many of which are outside of our control. In addition, our pricing model may give rise to a number of risks reflected in risk factors titled “We have limited experience with respect to determining the optimal prices and pricing structures for our products and have employed evolving pricing models, which subject us to challenges that could make it difficult for us to derive value from our customers and may adversely affect our operating results” and “If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.” If our financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially.
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
Cyber-attacks, intrusions and other malicious Internet-based activity including by threat actors, personnel (such as through theft or misuse), computer hackers, nation-state-supported actors, foreign governments and cyber terrorists, continue to increase generally as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such actors now engage and are expected to continue to engage in cyber-attacks for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversions of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments. Supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the information technology systems of our third-party partners with whom we work.
The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If our products or security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, with so many of our employees now working remotely due to the COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents. Moreover, if a high-profile security breach occurs with respect to another cloud platform provider, our customers and potential customers may lose trust in the security of cloud platforms generally, which could adversely impact our ability to retain existing customers or attract new ones. Additionally, future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.
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
We are dependent upon lead generation strategies, including our expanded free tier offering, to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. To the extent that we are unable to successfully attract and grow paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

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
With respect to application performance monitoring, we compete with providers such as Cisco Systems, Inc. and Dynatrace, Inc. With respect to log management, we compete with Elastic NV and Splunk Inc. With respect to infrastructure monitoring, we compete with diversified technology vendors such as International Business Machines Corporation, BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.); with native solutions from cloud providers such as Amazon Web Services, Inc., Microsoft Corporation, and Google LLC; and with independent vendors such as Datadog, Inc. In addition, we may increasingly choose to allow third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.
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
Due to differences between our legacy subscription-based pricing model and our transition to a consumption-based pricing model, we may not have visibility into our financial position and results of operations.
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
Because our customers have flexibility in the timing of their consumption under our pricing model, we do not have the same visibility into the timing of revenue recognition as we did under the subscription-based model. There is a risk that customers will consume our platform at a different pace than we expect, and our actual results may differ from our forecasts.
Seasonality may cause fluctuations in our sales and operating results.
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption based pricing model in fiscal 2022, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources.
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
As a result, the timing of recognizing revenue in any given quarter, including the extent to which revenue from transactions in a given period may not be recognized until a future period, can be variable and difficult to predict and our results of operations may be adversely affected if such assumptions change or if actual circumstances differ from those in our assumptions. This could result in fluctuations in our revenue from period to period, which may make these comparisons less meaningful and make it difficult for us, securities analysts and investors to accurately forecast our revenue and operating results, which could cause our results of operations to differ from our financial outlook or the expectations of securities analysts and investors, potentially resulting in a decline in the market price of our common stock. In addition, our consumption pricing model has only been in place since fiscal 2021 and we are continuing to refine our assumptions and estimates. As we continue to obtain more historical data, we expect that our ability to forecast and derive these estimates will improve over time.
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
During the fiscal year ended March 31, 2022, we derived approximately 32% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
In addition, in February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified pre-existing geopolitical tensions. It is not possible to predict the full extent of the broader consequences of Russia’s invasion of Ukraine, including sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflict.
If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. For example, in fiscal 2022, Lew Cirne, our founder and former Chief Executive Officer, transitioned from his role as Chief Executive Officer to Executive Chairman of our Board of Directors and Williams Staples, our former President and Chief Product Officer was promoted to Chief Executive Officer. On May 7, 2022, Mark Sachleben, our Chief Financial Officer, announced his decision to retire from the company and has agreed to remain until a successor is named and a transition is complete. We could face difficulty in hiring a qualified successor and could experience a loss in productivity until the transition is complete.
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
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally and adopt more flexible work arrangements, we may find it difficult to continue to maintain and develop our corporate culture. There have been changes in our senior executive management team resulting from the hiring, promotion or departure of these personnel, and we expect to also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to the creation of new management systems and processes and differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to continue to adapt our corporate culture and work environments to such changing circumstances. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
•we do not currently provide support or warranties related to the functionality, security, and integrity of the data transmission or processing for integrations and applications developed by customers, partners and third-party software developers, and users may seek warranties or be left without support and potentially cease using our products if the developers do not provide warranties or support for their integrations and applications; and
•these customers, partners and third-party software developers may not possess the appropriate intellectual property rights to develop and share their integrations and applications or the legal basis and privacy and security compliance measures to process or control personal information that flows through our systems.

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
As of March 31, 2022, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:
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
Further, the indenture governing the Notes, or the indenture, does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.
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
Further, holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indenture) before the maturity date of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes being surrendered or pay cash with respect to Notes being converted.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, in May 2022, we reclassified all of the outstanding principal of the Notes as a current rather than long-term liability, which we expect to result in a material reduction of our net working capital.
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
As of our fiscal year ended March 31, 2022, we had U.S. federal and state net operating losses of approximately $776.7 million and $449.3 million, respectively. Other than federal net operating losses arising in tax years beginning after December 31, 2017, the federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028 and 2022, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law, as modified by the federal tax law changes enacted in March 2020, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, for state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Foreign laws relating to privacy, data protection, and data security are undergoing a period of rapid change and have become more stringent in recent years. For example, the General Data Protection Regulation (“GDPR”) took effect in the European Union (“EU”) in May 2018 and has also been transposed into national law in the United Kingdom (“UK”). The GDPR imposes strict requirements for processing personal information, and subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenues, restrictions or prohibitions on processing of personal information, and private litigation. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online, and a new regulation proposed in the EU called the e-Privacy Regulation may make such restrictions more stringent.
Globally, certain jurisdictions have enacted data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the GDPR and other European data protection laws generally prohibit the transfer of personal information to countries outside the European Economic Area (“EEA,”), such as the United States, that are not considered by the European Commission to provide an adequate level of data protection. Swiss and UK law contain similar data transfer restrictions as the GDPR. The European Commission recently released a set of Standard Contractual Clauses (“SCCs”), a mechanism to transfer data outside of the EEA, which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from these jurisdictions, there remains some uncertainty regarding the future of these cross-border data transfers. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfers, which could increase the cost and complexity of doing business. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. The new SCCs may increase the legal risks and liabilities under European privacy, data protection, and data security laws. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, penalties, and data processing restrictions or bans, and reduce demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
Other foreign jurisdictions are also passing and proposing more stringent privacy, data protection and data security laws. For example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (“LGPD”) and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) impose strict requirements for processing the personal information of individuals and may apply to our operations.
In the United States, federal, state and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act of 2020 (“CPRA”) will substantially expand the CCPA effective January 1, 2023 and is expected to increase the risk of enforcement actions. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. Other states are considering or have also enacted privacy and data security laws. For example, Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, Colorado recently enacted the Colorado Privacy Act, and Utah recently passed its Consumer Privacy Act, all of which differ from the CCPA and become effective in 2023. A patchwork of differing state privacy and data security laws would increase the cost and complexity of operating our business and increase our exposure to liability.

We may also be subject to federal laws related to privacy, data protection, and data security, such as the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Telephone Consumer Protection Act (“TCPA”). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The TCPA imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the Federal Communications Commission or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement.
Like our legal obligations, the demands our customers place on us relating to privacy, data protection, and data security are becoming more stringent. Laws such as the GDPR and CCPA increasingly require companies to impose specific contractual restrictions on their service providers. We are also subject to the terms of our privacy and data security policies, representations, certifications, publications, contractual obligations, and other obligations related to privacy, data protection, and data security, including operating rules and standards imposed by industry organizations such as PCI-DSS. Although we endeavor to comply with our obligations, we and the third parties on which we rely may at times fail to do so or may be perceived to have failed to do so. Such failures could subject us to regulatory enforcement action as well as costly legal claims by affected individuals or our customers.
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
Our products are subject to U.S. export controls, and we incorporate encryption technology into certain of our products. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenues. Compliance may also create delays in the introduction of our product releases in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export of our products to some countries altogether. If we fail to comply, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of export or import privileges. For example, in February 2022, following Russia’s invasion of Ukraine, the United
States and other countries announced economic sanctions against Russia, and the United States and other countries could impose wider sanctions and take other actions as the conflict continues to escalate. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.
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
For example, U.S. tax legislation enacted in December 2017, which was modified by additional U.S. tax legislation enacted in March 2020, made a number of significant changes to the U.S. federal tax code. Future federal and applicable state tax law changes could also be made, including if various proposals for federal tax law changes proposed in the fall of 2021 and in 2022 (none of which has yet been enacted) were to become law.
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
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2022, we had 40 issued patents in the United States and abroad and 35 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Our continued shift to increase reliance upon open source software will also present increased risk from the standpoint of competition. Because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely. Anyone may obtain access to the source code for our open source features and then redistribute it (either in a modified or unmodified form), and we may be unable to prevent our competitors or others from using such software source code for competitive purposes, or for commercial or other purposes beyond what we intended. For instance, our conversion of the license terms for our agents, integrations and SDKs from our historical proprietary licenses to open source licenses may allow the use of our previous proprietary code with competitor’s platforms. Additionally, we make the source code of our proprietary features publicly available, which may enable others to compete more effectively. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the permissions allowed under open source licensing. It is possible for competitors to develop their own software, including software based on our products, potentially reducing the demand for our services.
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
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted in the past by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation, rising interest rates and overall uncertainty with respect to the economy. Further, global events such as Russia’s recent invasion of Ukraine may lead to disruption, instability, deterioration and volatility in global markets and industries that could negatively impact our business, financial condition and results of operations.
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
Holders of Record
As of May 10, 2022, there were 83 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on March 31, 2017, and its relative performance is tracked through March 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative Total Return
Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
3/31/17
3/31/18
3/31/19
3/31/20
3/31/21
3/31/22
NEWR
S&P 500
S&P 1500 IT

	3/31/17	3/31/18	3/31/19	3/31/20	3/31/21	3/31/22
New Relic, Inc.	$100.00	$284.20	$378.45	$177.30	$235.74	$256.44
S&P 500	$100.00	$128.21	$137.61	$125.48	$192.88	$219.95
S&P Composite 1500 Information Technology	$100.00	$154.73	$175.39	$188.63	$313.37	$372.41
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

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
Overview
New Relic delivers a software platform for customers to land all of their telemetry data quickly and affordably in one place and derive actionable insights from that data in a unified front-end application. This category of software products is generally referred to as observability. Our customers use our software platform to ensure that they can observe and operate all of the components of their digital infrastructure and provide a quality digital experience for their customers. With a unified front end, purpose built on top of the world’s most powerful telemetry data platform, the New Relic platform helps our users get a comprehensive and consistent view of their digital estate.
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
We believe we offer the lowest prices for data ingest in the industry; we can do this because we have built a massively scalable proprietary telemetry data platform, which is a unique competitive advantage and we are able to leverage that scale to offer more cost-effective solutions. Our unified front end and data-centric approach to observability gives our users a consistent and comprehensive view of their digital environment. This is in contrast to most other vendors we compete against that take an application-centric approach that forces users to toggle between a variety of stand-alone applications on top of purpose-built databases, effectively creating silos of data.
Our customers span the continuum from startups to the world’s largest corporations; the common thread among all of the users of our products is a desire to offer their constituents a top-tier digital experience. We primarily sell our platform on a consumption model; customers on this pricing model only pay for data ingest and provisioned users. We engage with prospects and customers directly through our field, inside sales teams and on our website, as well as indirectly through channel partners. The majority of our customers are on either “Pay as You Go” contracts where they are charged for usage in arrears, or commitment contracts where they commit to a minimum spend over their contracted period in exchange for a discount on their usage pricing. The majority of our commitment contracts are one year in duration and are invoiced upfront. When a customer consumes either data or users in excess of their aggregate commitment, they are charged the same rate they negotiated in the commitment, and are invoiced for incremental charges when their consumption exceeds their commitment. When we enter into multi-year commitment contracts, we typically invoice the customer on an annual basis.
We offer a free tier of our New Relic platform. As a result, our direct sales prospects may be familiar with our platform and may already be using it in a limited fashion. A core component of our growth strategy is to provide a friction-free environment for developers to familiarize themselves with our solutions, and then offer incremental opportunities to derive more value from our products either by in-product support, or engaging with our technically oriented customer adoption team.
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
Our revenue for the fiscal years ended March 31, 2022 and 2021 was $785.5 million and $667.6 million, respectively, representing year-over-year growth of 18%. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $250.4 million and $192.6 million for the fiscal years ended March 31, 2022 and 2021, respectively. Our accumulated deficit as of March 31, 2022 was $783.3 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 15%, 10%, and 7%, respectively, of our revenue for the fiscal year ended March 31, 2022, and 16%, 9%, and 6%, respectively, of our revenue for the fiscal year ended March 31, 2021. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Our employee headcount has increased to 2,217 employees as of March 31, 2022 from 2,168 as of March 31, 2021, and we plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity.
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
Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions. The calculation of the key operating metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
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
For the three-month period ended March 31, 2022, we had 14,800 Active Customer Accounts, which is up from 14,100 Active Customer Accounts for the three-month period ended March 31, 2021 and is up sequentially from 14,600 Active Customer Accounts for the three-month period ended December 31, 2021.

	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Active Customer Accounts	14,800	14,600	14,300	14,100
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
For the three-month period ended March 31, 2022, we had 1,099 Active Customer Accounts with trailing 12-month revenue over $100,000, which was a 16% increase compared to 945 for the three-month period ended as of March 31, 2021 and a 3% increase compared to 1,064 for the three-month period ended December 31, 2021.

	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Active Customer Accounts > $100,000	1,099	1,064	1,011	964
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
Our percentage of revenue from Active Customers with trailing 12-month revenue greater than $100,000 was 82% for the three-month period ended March 31, 2022, compared to 79% for the three-month period ended March 31, 2021 and 81% for the three-month period ended December 31, 2021.

	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Percentage of Active Customer Accounts > $100,000	82%	81%	81%	79%
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
Our NRR increased year-over-year to 119% for the period ended March 31, 2022 compared to 112% for the period ended March 31, 2021 and increased quarter-over-quarter from 116% for the period ended December 31, 2021.

	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Net Revenue Retention Rate	119%	116%	112%	111%
Key Components of Results of Operations
Revenue
For the periods presented, we offered access to our products and/or platform under subscription and consumption-based plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased. Our commitment plans typically have terms of one year, although some of our customers commit for shorter or longer periods; our Pay as You Go plans do not have a commitment.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of our shift to our consumption pricing model. We had remaining performance obligations in the amount of $706.1 million and $726.8 million as of March 31, 2022 and March 31, 2021, respectively, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of subscription plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period. The year over year decline in remaining performance obligations is consistent with our transition from a subscription to a consumption model.
Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption based pricing model, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns.
Cost of Revenue
Cost of revenue consists of expenses relating to hosting-related costs, salaries and benefits of operations and global customer support personnel, data center operations, depreciation and amortization, consulting costs, and payment processing fees. Personnel related costs consist of salaries, benefits, bonuses and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the growth of our customer adoption and the number of products we offer, as customer usage continues to grow. Additionally, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. We are continuing to decrease the amount of capital expenditures on hosting equipment for use in our data center hosting facilities as we transition to greater dependence on cloud hosting providers. This public cloud migration has resulted and will continue to result in significant increased costs in the short term as we are incurring cloud migration costs, increased data ingest costs, as well as costs to maintain our data center operations.
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

Results of Operations For Fiscal Years Ended March 31, 2022 and 2021
The following tables summarize our consolidated statements of operations data for the fiscal years ended March 31, 2022 and March 31, 2021 and as a percentage of our revenue for those periods. For a discussion of our consolidated statement of operations data for the fiscal year ended March 31, 2020 and as a percentage of revenue for that period, see “Results of Operations for Fiscal Years Ended March 31, 2020, 2019, and 2018” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 14, 2021, or our Fiscal 2021 Annual Report. For a discussion of our liquidity and capital resources for the fiscal year ended March 31, 2020, see “Liquidity and Capital Resources” in Part II, Item 7 of our Fiscal 2021 Annual Report. The period to period comparison of results is not necessarily indicative of results for future periods.

	Fiscal Year Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$785,521	$667,648
Cost of revenue (1)	256,279	181,564
Gross profit	529,242	486,084
Operating expenses:
Research and development (1)	211,856	174,851
Sales and marketing (1)	394,027	361,702
General and administrative (1)	151,912	120,931
Total operating expenses	757,795	657,484
Loss from operations	(228,553)	(171,400)
Other income (expense):
Interest income	2,862	7,888
Interest expense	(4,921)	(24,901)
Other expense, net	(1,170)	(1,918)
Loss before income taxes	(231,782)	(190,331)
Income tax provision	323	559
Net loss	$(232,105)	$(190,890)
Net loss and adjustment attributable to redeemable non-controlling interest	$(18,297)	$(1,720)
Net loss attributable to New Relic	$(250,402)	$(192,610)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$5,042	$5,939
Research and development	48,355	40,964
Sales and marketing	48,986	54,695
General and administrative (2)	50,656	33,545
Total stock-based compensation expense (3)	$153,039	$135,143
(2) Includes $9.6 million acceleration of share-based payment expense for the fiscal year ended March 31, 2022 for one of our executives due to his departure at the end of June 2021.
(3) Includes $0.5 million expense for the fiscal year ended March 31, 2022 due to the restructuring activities commenced in April 2021. Refer to Note 18. Restructuring for more information.

	Fiscal Year Ended March 31,
	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	33	27
Gross profit	67	73
Operating expenses:
Research and development (1)	27	26
Sales and marketing (1)	50	54
General and administrative (1)	19	18
Total operating expenses	96	98
Loss from operations	(29)	(25)
Other income (expense):
Interest income	—	1
Interest expense	(1)	(4)
Other income (expense), net	—	—
Loss before income taxes	(30)	(28)
Income tax provision	—	—
Net loss	(30%)	(28%)
Net loss and adjustment attributable to redeemable non-controlling interest	(2)	—
Net loss attributable to New Relic	(32%)	(28%)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2022	2021
	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	6	6
Sales and marketing	6	8
General and administrative	6	5
Total stock-based compensation expense	19%	20%
Revenue

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
United States	$528,922	$460,944	$67,978	15%
EMEA	121,301	104,184	17,117	16%
APAC	79,940	62,590	17,350	28%
Other	55,358	39,930	15,428	39%
Total revenue	$785,521	$667,648	$117,873	18%
Revenue increased $117.9 million, or 18%, in the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. Our revenue from the United States increased $68.0 million, or 15%, our revenue from EMEA increased $17.1 million, or 16%, our revenue from APAC increased $17.4 million, or 28%, and our revenue from other regions increased $15.4 million, or 39% in the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021, primarily as a result of growth in our customer base and increase in consumption which resulted in an increase of revenue recognized from variable consideration.

Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$256,279	$181,564	$74,715	41%
Cost of revenue increased $74.7 million, or 41%, in the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. The increase was a result of an increase in hosting-related costs of $75.9 million as a result of the additional expenses incurred in connection with our public cloud migration and an increase in travel expenses of $1.0 million. This was partially offset by a $2.2 million decrease in depreciation and amortization expenses primarily as a result of the reduction of site equipment and acquired technology. This public cloud migration has resulted and will continue to result in significant increased costs in the short term as we are incurring cloud migration costs, increased data ingest costs, as well as costs to maintain our data center operations.
Research and Development

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$211,856	$174,851	$37,005	21%
Research and development expenses increased $37.0 million, or 21%, in the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. The increase was primarily the result of an increase in personnel-related costs of $30.0 million, driven by an increase in headcount and compensation-related expenses. The remaining increase was due to a $4.4 million increase in facilities and depreciation expenses and a $2.1 million increase in software subscription and consulting expenses.
Sales and Marketing

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$394,027	$361,702	$32,325	9%
Sales and marketing expenses increased $32.3 million, or 9%, in the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. The increase was primarily a result of an increase in personnel-related costs of $20.5 million, driven by an increase in sales commissions expense as a result of our shift to a consumption-business model, where the majority of commissions are expensed as incurred, in addition to historical amortization expense for commissions paid under our subscription-business model. The remaining increase was due to a $4.9 million increase in consulting and software, a $4.5 million increase in marketing programs, and a $4.5 million increase in travel and other expenses. This was partially offset by a $2.2 million decrease in facilities and depreciation expenses.
General and Administrative

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$151,912	$120,931	$30,981	26%
General and administrative expenses increased $31.0 million, or 26%, in the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. The increase was primarily a result of an increase in personnel-related costs of $25.5 million, driven by an increase in headcount and compensation-related expenses. The remaining increase was due to a $3.1 million increase in software subscription and consulting expenses, a $2.5 million increase in other miscellaneous expenses, and a $1.1 million increase in legal, accounting and travel expenses. This was partially offset by a $1.0 million decrease in allocated costs, including facilities and depreciation expenses.

Other Income (Expense)

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense)	$(3,229)	$(18,931)	$15,702	83%
Other expense decreased by $15.7 million, or 83%, in the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. The decrease was primarily due to a $20.0 million decrease in interest expense for our convertible debt due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity (“ASU 2020-06”) in the first quarter of fiscal 2022. This decrease was partially offset by a $5.0 million decrease in interest income.
Provision for Income Tax

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax provision	$323	$559	$(236)	42%
Income tax expense decreased $0.2 million, or 42%, from $0.6 million in the fiscal year ended March 31, 2021 to $0.3 million in the fiscal year ended March 31, 2022. The decrease was mostly due to a decrease in U.S. tax expense offset by an increase in foreign tax expense.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Fiscal Year Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(18,297)	$(1,720)	$(16,577)	964%
Net loss and adjustment attributable to redeemable non-controlling interest increased by $16.6 million or 964%, in the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. The increase in loss and adjustment was related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by share of associated losses.

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, (5) amortization of debt discount and issuance costs, (6) the transaction costs related to acquisitions, (7) lawsuit litigation cost and other expense, (8) gain or loss from lease modification, (9) adjustment to redeemable non-controlling interest, and (10) restructuring charges. We use non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
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
Amortization of debt discount and issuance costs. In May 2018, we issued $500.25 million of our 0.50% convertible senior notes due 2023 (the “Notes”), which bear interest at an annual fixed rate of 0.5%. The effective interest rate of the Notes was 5.74%. Effective April 1, 2021 we adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity. As a result of the adoption, the debt conversion option and debt issuance costs previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, which was equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. This resulted in a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet. The debt issuance costs were amortized as interest expense. The expense for the amortization of debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.
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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three months ended and fiscal year ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2022	2021	2022	2021
GAAP loss from operations	$(55,747)	$(54,308)	$(228,553)	$(171,400)
Plus: Stock-based compensation expense	35,490	32,099	153,039	135,143
Plus: Amortization of purchased intangibles	2,291	1,676	7,649	5,505
Plus: Transaction costs related to acquisitions	—	—	361	885
Plus: Amortization of stock-based compensation capitalized in software development costs	722	379	2,402	1,222
Plus: Lawsuit litigation cost and other expense	(69)	—	(10)	254
Plus: Employer payroll tax on employee equity incentive plans	1,359	1,680	3,911	3,800
Plus: Restructuring charges (1)	—	—	12,119	—
Non-GAAP loss from operations	$(15,954)	$(18,474)	$(49,082)	$(24,591)

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2022	2021	2022	2021
GAAP net loss attributable to New Relic	$(55,513)	$(61,677)	$(250,402)	$(192,610)
Plus: Stock-based compensation expense	35,490	32,099	153,039	135,143
Plus: Amortization of purchased intangibles	2,291	1,676	7,649	5,505
Plus: Transaction costs related to acquisitions	—	—	361	885
Plus: Amortization of stock-based compensation capitalized in software development costs	722	379	2,402	1,222
Plus: Lawsuit litigation cost and other expense	(69)	—	(10)	254
Plus: Employer payroll tax on employee equity incentive plans	1,359	1,680	3,911	3,800
Plus: Amortization of debt discount and issuance costs	591	5,704	2,357	22,336
Plus: Adjustment to redeemable non-controlling interest	(871)	3,141	18,579	3,141
Plus: Restructuring charges (1)	—	—	12,119	—
Non-GAAP net loss attributable to New Relic	$(16,000)	$(16,998)	$(49,995)	$(20,324)

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
Liquidity and Capital Resources

	Fiscal Year Ended March 31,
	2022	2021
	(in thousands)
Cash provided by operating activities	$3,624	$69,866
Cash used in investing activities	(19,757)	(142,857)
Cash provided by financing activities	44,140	21,290
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,007	$(51,701)
Sources of Cash and Material Cash Requirements
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. As disclosed in Note 7. Senior Convertible Debt, our 0.5% Convertible Senior Notes and Capped Call will mature on May 1, 2023. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital, capital expenditure requirements, and debt retirement obligations for at least the next 12 months.
We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and issuance of equity or debt securities. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the timing of our public cloud migration and the related decreased spending on capital expenditures, the introduction of new and enhanced products, seasonality of our billing activities, the timing and extent of spending to support our growth strategy, the continued market acceptance of our products, and competitive pressures. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. We may need or choose to raise additional funds from equity or debt securities in order to meet those capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
As of March 31, 2022, material cash requirements for future periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Principal amount payable on the Notes (1)	$500,250	$—	$500,250	$—	$—
Operating lease obligations (2)	72,971	14,750	25,710	24,175	8,336
Purchase obligations (3)	549,358	29,715	221,431	298,212	—
Total	$1,122,579	$44,465	$247,141	$322,387	$8,336

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
As of March 31, 2022, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above, as it is unclear when these liabilities will be paid.

Operating Activities
During the fiscal year ended March 31, 2022, cash provided by operating activities was $3.6 million as a result of a net loss of $232.1 million, adjusted by non-cash charges of $242.9 million and a change of $7.2 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $53.3 million increase in accounts receivable due to increased sales, a $5.8 million increase in prepaid expenses and other assets, a $6.9 million decrease in lease liabilities, and a $2.3 million decrease in deferred contract acquisition costs. This was partially offset by a $23.6 million increase in deferred revenue as a result of timing of renewals, a $19.6 million increase in accrued compensation and benefits and other liabilities due to increased headcount, bonus and merit-based compensation increases, a $9.7 million increase in accounts payable, and a $8.3 million decrease in lease right-of-use assets.
During the fiscal year ended March 31, 2021, cash provided by operating activities was $69.9 million as a result of a net loss of $190.9 million, adjusted by non-cash charges of $250.4 million and a change of $10.4 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $47.0 million increase in deferred contract acquisition costs due to increased sales, a $27.1 million increase in accounts receivable due to increased sales, and a 1.5 million decrease in lease liabilities. This was partially offset by a $58.9 million increase in deferred revenue as a result of the timing of renewals, a $1.0 million decrease in lease right-of-use assets, an $11.8 million increase in accounts payable, an $18.8 million increase in accrued compensation and benefits and other liabilities due to increased headcount and merit-based compensation increases as well as deferred social security taxes, and a $7.6 million decrease in prepaid expenses and other assets.
Investing Activities
Cash used in investing activities during the fiscal year ended March 31, 2022 was $19.8 million, primarily as a result of purchases of short-term investments of $301.1 million, increases in capitalization of software development costs of $12.7 million, cash paid for acquisitions of $7.2 million, and purchases of property and equipment of $5.8 million. These were offset by proceeds from the maturity of short-term investments of $305.9 million and sale of property and equipment of $1.0 million.
Cash used in investing activities during the fiscal year ended March 31, 2021 was $142.9 million, primarily as a result of purchases of short-term investments of $405.1 million, purchases of property and equipment of $18.7 million, increases in capitalization of software development costs of $13.5 million, and cash paid for acquisitions of $41.5 million. These were partially offset by proceeds from the sale and maturity of short-term investments of $336.0 million.
Financing Activities
Cash provided by financing activities during the fiscal year ended March 31, 2022 was $44.1 million, primarily as a result of proceeds from exercise of employee stock options of $31.9 million and proceeds from our employee stock purchase plan of $12.3 million.
Cash provided by financing activities during the fiscal year ended March 31, 2021 was $21.3 million, primarily as a result of proceeds from our employee stock purchase plan of $14.4 million and proceeds from exercise of employee stock options of $6.9 million.
Critical Estimates
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
We believe that accounting policies requiring estimates, assumptions, and judgments have the most significant impact on our consolidated financial statements are described below.

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
Beginning in the second quarter of fiscal 2021, we started offering usage-based pricing to our customers. Customers have the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or they may commit to a minimum spend over their contracted period. Revenue related to Pay as You Go contracts are recognized based on the customers’ actual usage. Revenue related to commitment contracts are recognized on a ratable basis over the contract period including an estimate of the usage above the minimum commitment. The usage above minimum commitment is considered variable consideration and is estimated by looking at usage in previous months and other factors and projecting out for the rest of the contract. The estimated usage-based revenues are constrained to the amount we expect to be entitled to receive in exchange for providing access to our platform.
Business Combinations
We make certain judgments to determine whether transactions should be accounted for as acquisitions of assets or as business combinations. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. Significant estimates in valuing certain identifiable assets and liabilities include, but are not limited to, future expected cash flows from acquired contracts, technology, useful lives, and discount rates. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
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
We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our platform, assess the ongoing value of capitalized assets, or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.
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
Interest Rate Risk
We had cash and cash equivalents of $268.7 million as of March 31, 2022, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $560.0 million as of March 31, 2022, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 17, 2022, which should be the same as the date of the auditor’s report on the financial statements, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company generates revenue from subscription-based arrangements and usage-based arrangements that allow customers to access its products and/or platform. Generally, subscription revenue is recognized on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer. Revenue related to commitment contracts is recognized on a ratable basis over the contract period, including an estimate of the usage above the minimum commitment. The Company determines revenue recognition through the following steps: (i) identification of the contract, or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price, including estimating the amounts of variable consideration, when applicable; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue, when, or as, the Company satisfies a performance obligation. For the fiscal year ended March 31, 2022, the Company’s revenue was $785.5 million.
In performing the steps above, management applies significant judgment in evaluating the revenue recognition impact of contractual terms in customer agreements, specifically contractual terms that could result in recognizing material rights or different revenue recognition patterns. In addition, management exercises significant judgement in estimating the amount of variable consideration that should be included in the transaction price. Given these factors, the related audit effort in evaluating management’s judgment in determining revenue recognition was extensive and required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition included the following, among others:
•We tested the effectiveness of controls related to the revenue recognition process, including controls related to the evaluation of the revenue recognition impact of contractual terms in customer agreements and estimating variable consideration.
•We evaluated management’s significant accounting policies related to revenue recognition for reasonableness and compliance with accounting principles generally accepted in the United States of America.
•We tested the amounts of variable consideration by performing a combination of procedures, including testing the operating effectiveness of related controls and performing test of details. These procedures include:
–Tested the operating effectiveness of the related controls.
–Evaluated the model used by management to estimate the variable consideration for reasonableness.
–Tested the various inputs to the model.
–Performed look-back testing to compare the historical outputs of the model with the actual results.
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
•Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 17, 2022
We have served as the Company's auditor since 2012.

NEW RELIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$268,695	$240,821
Short-term investments	559,984	575,254
Accounts receivable, net of allowances of $3,073 and $2,633, respectively	226,182	174,027
Prepaid expenses and other current assets	29,447	21,944
Deferred contract acquisition costs	24,058	36,210
Total current assets	1,108,366	1,048,256
Property and equipment, net	68,368	91,308
Restricted cash	5,775	5,642
Goodwill	163,677	144,253
Intangible assets, net	15,636	12,986
Deferred contract acquisition costs, non-current	10,463	32,579
Lease right-of-use assets	50,465	57,425
Other assets, non-current	4,916	6,170
Total assets	$1,427,666	$1,398,619
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$32,545	$24,171
Accrued compensation and benefits	37,023	37,196
Other current liabilities	36,098	19,174
Deferred revenue	398,754	373,594
Lease liabilities	11,103	7,886
Total current liabilities	515,523	462,021
Convertible senior notes, net	497,663	449,380
Lease liabilities, non-current	49,809	59,924
Deferred revenue, non-current	108	1,674
Other liabilities, non-current	20,173	8,256
Total liabilities	1,083,276	981,255
Redeemable non-controlling interest	21,686	3,389
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2022 and March 31, 2021; 66,988 shares and 64,019 shares issued at March 31, 2022 and March 31, 2021; and 66,728 shares and 63,759 shares outstanding at March 31, 2022 and March 31, 2021	66	64
Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,114,221	1,001,309
Accumulated other comprehensive loss	(8,012)	(19)
Accumulated deficit	(783,308)	(587,116)
Total stockholders’ equity	322,704	413,975
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,427,666	$1,398,619
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2022	2021	2020
Revenue	$785,521	$667,648	$599,510
Cost of revenue	256,279	181,564	103,237
Gross profit	529,242	486,084	496,273
Operating expenses:
Research and development	211,856	174,851	148,159
Sales and marketing	394,027	361,702	334,319
General and administrative	151,912	120,931	99,284
Total operating expenses	757,795	657,484	581,762
Loss from operations	(228,553)	(171,400)	(85,489)
Other income (expense):
Interest income	2,862	7,888	15,482
Interest expense	(4,921)	(24,901)	(23,695)
Other income (expense), net	(1,170)	(1,918)	2,934
Loss before income taxes	(231,782)	(190,331)	(90,768)
Income tax provision	323	559	211
Net loss	$(232,105)	$(190,890)	$(90,979)
Net loss and adjustment attributable to redeemable non-controlling interest	$(18,297)	$(1,720)	$2,042
Net loss attributable to New Relic	$(250,402)	$(192,610)	$(88,937)
Net loss attributable to New Relic per share, basic and diluted	$(3.88)	$(3.15)	$(1.52)
Weighted-average shares used to compute net loss per share, basic and diluted	64,592	61,070	58,601
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Net loss attributable to New Relic	$(250,402)	$(192,610)	$(88,937)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(7,993)	(4,888)	4,224
Comprehensive loss attributable to New Relic	$(258,395)	$(197,498)	$(84,713)
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2019	58,366	$58	$654,759	260	$(263)	$645	$(305,569)	$349,630
Issuance of common stock upon exercise of stock options	502	1	11,631	—	—	—	—	11,632
Issuance of common stock for vested restricted stock units	960	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	270	—	13,603	—	—	—	—	13,603
Stock-based compensation expense	—	—	100,487	—	—	—	—	100,487
Other comprehensive income, net	—	—	—	—	—	4,224	—	4,224
Net loss attributable to New Relic	—	—	—	—	—	—	(88,937)	(88,937)
Balance at March 31, 2020	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639
Issuance of common stock upon exercise of stock options	462	—	6,865	—	—	—	—	6,865
Issuance of common stock for vested restricted stock units	1,536	2	(2)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	302	—	14,425	—	—	—	—	14,425
Issuance of common stock related to acquisition of business	1,621	2	62,365	—	—	—	—	62,367
Stock-based compensation expense	—	—	137,177	—	—	—	—	137,177
Other comprehensive loss, net	—	—	—	—	—	(4,888)	—	(4,888)
Net loss attributable to New Relic	—	—	—	—	—	—	(192,610)	(192,610)
Balance at March 31, 2021	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975
Effect of adoption of ASU 2020-06	—	—	(100,136)	—	—	—	54,210	(45,926)
Issuance of common stock upon exercise of stock options	848	1	31,867	—	—	—	—	31,868
Issuance of common stock for vested restricted stock units	1,505	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	214	—	12,272	—	—	—	—	12,272
Issuance of common stock related to acquisition of business	402	—	13,487	—	—	—	—	13,487
Stock-based compensation expense	—	—	155,423	—	—	—	—	155,423
Other comprehensive loss, net	—	—		—	—	(7,993)	—	(7,993)
Net loss attributable to New Relic	—	—	—	—	—	—	(250,402)	(250,402)
Balance at March 31, 2022	66,988	$66	$1,114,221	260	$(263)	$(8,012)	$(783,308)	$322,704

See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss attributable to New Relic	$(250,402)	$(192,610)	$(88,937)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	$18,297	$1,720	$(2,042)
Net loss:	$(232,105)	$(190,890)	$(90,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	86,065	89,312	75,743
Stock-based compensation expense	153,039	135,143	99,536
Amortization of debt discount and issuance costs	2,357	22,336	21,107
Gain on lease modification	—	—	(3,006)
Other	1,429	3,610	(1,399)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(53,319)	(27,084)	(28,425)
Prepaid expenses and other assets	(5,796)	(7,571)	760
Deferred contract acquisition costs	(2,345)	(46,953)	(39,505)
Lease right-of-use assets	8,294	959	21,751
Accounts payable	9,745	11,766	7,436
Accrued compensation and benefits and other liabilities	19,564	18,778	5,044
Lease liabilities	(6,898)	1,519	(19,374)
Deferred revenue	23,594	58,941	44,730
Net cash provided by operating activities	3,624	69,866	93,419
Cash flows from investing activities:
Purchases of property and equipment	(5,778)	(18,737)	(58,218)
Proceeds from sale of property and equipment	1,001	—	—
Cash paid for acquisitions, net of cash acquired	(7,192)	(41,536)	(4,250)
Purchases of short-term investments	(301,068)	(405,054)	(391,079)
Proceeds from sale and maturity of short-term investments	305,942	335,964	395,559
Capitalized software development costs	(12,662)	(13,494)	(6,641)
Net cash used in investing activities	(19,757)	(142,857)	(64,629)
Cash flows from financing activities:
Investment from redeemable non-controlling interest	—	—	978
Proceeds from employee stock purchase plan	12,272	14,425	13,603
Proceeds from exercise of employee stock options	31,868	6,865	11,632
Net cash provided by financing activities	44,140	21,290	26,213
Net increase (decrease) in cash, cash equivalents and restricted cash	28,007	(51,701)	55,003
Cash, cash equivalents and restricted cash at beginning of period	246,463	298,164	243,161
Cash, cash equivalents and restricted cash at end of period	$274,470	$246,463	$298,164
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$268,695	$240,821	$292,523
Restricted cash	5,775	5,642	5,641
Total cash, cash equivalents and restricted cash	$274,470	$246,463	$298,164
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$4,666	$4,544	$4,184
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$13,487	$62,365	$—
Property and equipment purchased but not paid yet	$8	$1,776	$2,196
Acquisition holdback	$7,250	$—	$850
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies
New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company delivers a software platform for customers to land all their telemetry data in one place and derive actionable insights from that data in a unified front-end application. The New Relic platform provides users with a consistent and comprehensive view of their digital environment allowing them to observe and operate all the components of their digital infrastructure.
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
Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2022 or March 31, 2021.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2022.
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
Beginning in the second quarter of fiscal 2021, the Company started offering usage-based pricing to its customers. Customers have the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or they may commit to a minimum spend over their contracted period. Revenue related to Pay as You Go contracts are recognized based on the customers’ actual usage. Revenue related to commitment contracts are recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at usage in previous months and other factors and projecting out for the rest of the contract. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform.
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
The Company capitalized $16.4 million, $17.6 million, and $8.1 million in internal use software during the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Included in the capitalized development costs were $3.7 million, $4.1 million, and $1.5 million of stock-based compensation costs for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Amortization expense totaled $10.7 million, $7.0 million, and $4.9 million during the fiscal years ended March 31, 2022, 2021, and 2020, respectively. The net book value of capitalized internal use software as of March 31, 2022 and 2021, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $28.0 million and $23.2 million, respectively.
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
The Company amortizes capitalized implementation costs over the expected life of the service contract. The Company capitalized $1.6 million, $2.1 million, and $2.5 million in implementation costs for software hosting arrangements during the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Amortization expense totaled $1.3 million, $1.2 million, and $0.2 million during the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
Commissions—Previously the Company capitalized incremental commissions related to initial contracts and amortized such costs over the expected period of benefit, which the Company has determined to be three years, because the commissions paid upon renewal were not commensurate with the commissions paid on initial contracts. With our shift to a consumption model pricing strategy, a significant majority of commissions are no longer capitalized because commissions paid upon renewal are now commensurate and instead mostly expensed as incurred. Commissions expense is recorded in sales and marketing expense within the consolidated statement of operations.
Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $29.0 million, $24.5 million, and $21.8 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
Operating Leases—The Company leases office space under non-cancelable operating leases which expire from 2022 to 2031. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.

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
Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2022, the Company did not have any goodwill impairment.
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
The authoritative guidance prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been included in the Company’s tax return. As a result, the Company will only recognize an excess tax benefit from stock-based compensation in the period in which it is included in the Company’s tax return.
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
Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company invests its excess cash in money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities with major financial institutions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. There were no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2022 and March 31, 2021. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2022, 2021, and 2020.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted ASU 2020-06 effective April 1, 2021, using the modified retrospective basis, which resulted in a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet.

2.    Business Combinations
During the fiscal year ended March 31, 2022, the Company completed one acquisition, which is described below.
CodeStream Inc.
On June 8, 2021, the Company acquired all of the equity interests in CodeStream Inc. (“CodeStream”), a company that provides an integrated developer collaboration platform. The aggregate purchase price of $28.6 million consisted of approximately $15.1 million in cash (of which the Company held back approximately $7.3 million from the aggregate purchase price for 18 months after the transaction closing date), and 202,561 shares of the Company’s common stock with an aggregate fair value of approximately $13.5 million. The held back cash was accrued as a long-term liability and has been re-classed as a short-term liability as of March 31. 2022. The fair value of the consideration transferred was determined based on a $66.58 per share price of the Company’s common stock on the closing date of the acquisition. The total purchase price was allocated to the developed technology acquired with an estimated useful life of three years, net assets assumed, and a deferred tax liability related to the developed technology. The excess purchase price was recorded as goodwill. The acquisition was accounted for as a business combination in accordance with ASC 805. The estimated fair value of developed technology acquired of $10.3 million was determined through the use of a third-party valuation firm using cost approach methodology. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.
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
The following table presents the preliminary purchase price allocation related to the acquisition (in thousands):

Cash consideration paid	$15,140
Fair value of common shares issued	26,768
Total consideration	41,908
Post-business combination compensation expense	(13,282)
Total purchase price	28,626
Net assets assumed	(113)
Deferred tax liabilities	1,211
Developed technology acquired	(10,300)
Goodwill	$19,424
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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. (“JCC”) and M30 LLC (collectively, the Investors) to engage in the investment, organization, management, and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396,000,000 Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156,000,000 Japanese Yen) and approximately $1.0 million (104,000,000 Japanese Yen), respectively, to subscribe to additional shares. As of March 31, 2022, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of March 31, 2022, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $18.6 million at March 31, 2022.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

	March 31, 2022	March 31, 2021	March 31, 2020
Balance, beginning of period	$3,389	$1,669	$2,733
Investment by redeemable non-controlling interest	—	—	978
Net loss attributable to redeemable non-controlling interest	(282)	(1,421)	(2,042)
Adjustment to redeemable non-controlling interest	18,579	3,141	—
Balance, end of period	$21,686	$3,389	$1,669

4.    Revenue
The Company offers a comprehensive suite of products delivered on its open and extensible cloud-based platform that enable organizations to collect, store, and analyze massive amounts of data in real time so they can better operate their applications and infrastructure and improve their digital customer experience. The Company generates revenue from subscription-based arrangements and usage-based arrangements that allow customers to access its products and/or platform.
Revenue from subscription-based arrangements is recognized on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer.
Beginning in the second quarter of fiscal 2021, the Company started offering usage-based pricing to its customers. Customers have the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or they may commit to a minimum spend over their contracted period. Revenue related to Pay as You Go contracts are recognized based on the customers’ actual usage. Revenue related to commitment contracts are recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at usage in previous months and other factors and projecting out for the rest of the contract. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Deferred revenue consists of billings or payments received in advance of revenue being recognized.
Disaggregation of Revenue
For disaggregated revenue by geography, refer to Note 16—Revenue by Geographic Location.
Contract Balances
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of March 31, 2022.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $1.5 million and $2.5 million as of March 31, 2022 and March 31, 2021, respectively. The Company has no asset impairment charges related to contract assets for the periods presented. Deferred revenue represents consideration received from customers in excess of revenues recognized.

The following table presents the changes to the Company’s deferred revenue (in thousands):

	March 31, 2022	March 31, 2021
Deferred revenue, beginning of period	$375,268	$316,327
Contributions from contract asset	(1,017)	2,446
Billings	810,132	724,143
Revenue recognized	(785,521)	(667,648)
Deferred revenue, end of period	$398,862	$375,268
For the fiscal years ended March 31, 2022 and 2021, approximately 47% of total revenue recognized was from the deferred revenue balances at the beginning of each period.
For the fiscal year ended March 31, 2022, the Company recognized $9.8 million in revenue from performance obligations satisfied in prior periods. The amount recognized during the fiscal year ended March 31, 2021 from performance obligations satisfied in prior periods was immaterial.
Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $34.5 million and $68.8 million as of March 31, 2022 and March 31, 2021, respectively. In the fiscal years ended March 31, 2022 and 2021, amortization from amounts capitalized was $36.6 million and $38.3 million, respectively. In the fiscal years ended March 31, 2022 and 2021, amounts expensed as incurred were $62.7 million and $14.5 million, respectively. The Company had no impairment loss in relation to costs capitalized.
Remaining Performance Obligations
The Company’s contracts with customers generally include one main performance obligation, which is access to its SaaS-based products and platform. Within the main performance obligation, each service is generally considered a distinct stand-ready obligation that is recognized over the contract term based on the passage of time. As of March 31, 2022, the aggregate unrecognized transaction price of remaining performance obligations was $706.1 million. The Company expects to recognize more than 96% of the balance as revenue in the 24 months following March 31, 2022 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2022 and 2021 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$109,327	$—	$—	$109,327
Short-term investments:
Certificates of deposit	—	126,885	—	126,885
Commercial paper	—	27,861	—	27,861
Corporate notes and bonds	—	85,065	—	85,065
U.S. treasury securities	320,173	—	—	320,173
Restricted cash:
Money market funds	5,775	—	—	5,775
Total	$435,275	$239,811	$—	$675,086
Included in cash and cash equivalents				$109,327
Included in short-term investments				$559,984
Included in restricted cash				$5,775

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$101,626	$—	$—	$101,626
Short-term investments:
Certificates of deposit	—	48,099	—	48,099
Commercial paper	—	11,681	—	11,681
Corporate notes and bonds	—	39,873	—	39,873
U.S. treasury securities	475,601	—	—	475,601
Restricted cash:
Money market funds	5,642	—	—	5,642
Total	$582,869	$99,653	$—	$682,522
Included in cash and cash equivalents				$101,626
Included in short-term investments				$575,254
Included in restricted cash				$5,642
There were no transfers between fair value measurement levels during the fiscal years ended March 31, 2022 and 2021.

The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities. The following table presents our available-for-sale securities as of March 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$127,500	$—	$(615)	$126,885
Commercial paper	27,946	—	(85)	27,861
Corporate notes and bonds	87,259	—	(2,194)	85,065
U.S. treasury securities	323,584	79	(3,490)	320,173
Total available-for-sale investments	$566,289	$79	$(6,384)	$559,984
The following table presents the Company’s available-for-sale securities as of March 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$48,100	$18	$(19)	$48,099
Commercial paper	11,676	5	—	11,681
Corporate notes and bonds	39,620	261	(8)	39,873
U.S. treasury securities	474,171	1,575	(145)	475,601
Total available-for-sale investments	$573,567	$1,859	$(172)	$575,254
The Company did not consider any available-for-sale securities to be impaired as of March 31, 2022 or 2021 since a large percentage of the portfolio that was in an unrealized loss position for more than 12 months was invested in US Treasury securities, which have no credit risk.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2022 and 2021 (in thousands):

	March 31, 2022	March 31, 2021
Due within one year	$354,774	$299,032
Due after one year and within three years	205,210	276,222
Total	$559,984	$575,254
For certain other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of March 31, 2022, the fair value of the Company’s 0.50% convertible senior notes due 2023 (the “Notes”) was $455.0 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

6.    Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Computers, software, and equipment	$13,854	$14,270
Site operation equipment	67,726	87,479
Furniture and fixtures	5,772	5,758
Leasehold improvements	49,756	49,751
Capitalized software development costs	79,808	66,451
Total property and equipment	216,916	223,709
Less: accumulated depreciation and amortization	(148,548)	(132,401)
Total property and equipment, net	$68,368	$91,308
Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2022, 2021, and 2020 was $40.5 million, $44.3 million, and $41.1 million, respectively.

7.     0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and twelve months ended March 31, 2022, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the twelve months ended March 31, 2022 and were classified as long-term debt for such period.
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
The net carrying amount of the liability component of the Notes as of March 31, 2022 and 2021 was as follows (in thousands):

	March 31, 2022	March 31, 2021
Principal	$500,250	$500,250
Unamortized debt discount	—	(46,378)
Unamortized issuance costs	(2,587)	(4,492)
Net carrying amount	$497,663	$449,380
Interest expense related to the Notes is as follows (in thousands):

	March 31, 2022	March 31, 2021
Amortization of debt discount	$—	$20,516
Amortization of issuance costs	2,357	1,820
Contractual interest expense	2,496	2,501
Total interest expense	$4,853	$24,837
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

8.    Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the twelve months ended March 31, 2022 consisted of the following (in thousands):

Goodwill as of March 31, 2021	$144,253
Goodwill acquired	19,424
Goodwill as of March 31, 2022	$163,677
Purchased intangible assets subject to amortization as of March 31, 2022 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,500	$(11,864)	$15,636
Purchased intangible assets subject to amortization as of March 31, 2021 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,116	$(7,130)	$12,986
Amortization expense of purchased intangible assets for the fiscal years ended March 31, 2022, 2021, and 2020 was $7.6 million, $5.5 million, and $1.7 million, respectively, and is included in cost of revenue on the Company’s consolidated statements of operations.
Estimated future amortization expense as of March 31, 2022 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2023	$9,000
2024	4,633
2025	2,003
$15,636

9.    Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2022	2021
Accrued liabilities	$4,145	$4,050
Accrued tax liabilities	1,196	1,042
Other	30,757	14,082
Total other current liabilities	$36,098	$19,174

10.     Leases
The following table presents information about leases on the consolidated balance sheet (in thousands):

	March 31, 2022	March 31, 2021
Assets
Lease right-of-use-assets	$50,465	$57,425
Liabilities
Lease liabilities	$11,103	$7,886
Lease liabilities, non-current	49,809	59,924
Total operating lease liabilities	$60,912	$67,810
As of March 31, 2022, the weighted average remaining lease term was 5.3 years and the weighted average discount rate was 6.8%.
The following table presents information about leases on its consolidated statement of operations (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Operating lease expense	$13,579	$13,870	$14,220
Short-term lease expense	832	843	1,074
Variable lease expense	2,872	2,581	2,682
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$13,949	$15,666
Operating lease assets obtained in exchange for new lease liabilities (1)	2,611	8,525
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of March 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2023	$14,750
2024	14,118
2025	11,592
2026	11,795
2027	12,380
Thereafter	8,336
Total operating lease payments	$72,971
Less imputed interest	(12,059)
Total operating lease liabilities	$60,912

11.    Commitments and Contingencies
Purchase Commitments—As of March 31, 2022 and 2021, the Company had purchase commitments of $549.4 million and $494.6 million, respectively, primarily related to data center, cloud and hosting services.
In September 2020, the Company entered into an agreement with a public cloud hosting provider, under which it now has a total five-year minimum commitment of $500.0 million, which has been included in the commitment balance as of March 31, 2022 above.
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

12.    Common Stock and Stockholders’ Equity
Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance pursuant to equity plans as follows (in thousands):

	As of March 31,
	2022	2021
Common stock options outstanding	1,663	2,718
RSUs outstanding	3,351	3,293
PSUs outstanding	320	112
Available for future stock option, RSU, and PSU grants	13,904	12,281
Available for future employee stock purchase plan awards	2,988	2,702
	22,226	21,106
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the fiscal years ended March 31, 2022, 2021, and 2020, 0.2 million shares, 0.3 million shares, and 0.3 million shares of common stock were purchased under the ESPP, respectively, and a total of $4.2 million, $5.5 million, and $5.3 million of stock-based compensation expense was recorded, respectively. As of March 31, 2022, 2,987,542 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2022, there were 13,904,194 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance unit (“PSU”) award activities for the fiscal year ended March 31, 2022 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—April 1, 2021	2,718	$50.55	6.2	$48,064	3,293	$67.76	2.8	$202,459	112	$99.05	2.0	$6,884
Granted (1)	—	—			2,710	69.94			241	82.89
Exercised/vested	(848)	37.56		39,003	(1,472)	67.32			(33)	99.05
Canceled/forfeited	(207)	70.77			(1,180)	66.83			—
Outstanding - March 31, 2022	1,663	$54.66	5.6	$31,436	3,351	$70.04	2.6	$224,096	320	$86.88	1.8	$21,430
Options vested and expected to vest - March 31, 2022	1,662	$54.65	5.6	$31,436
Options vested and exercisable - March 31, 2022	1,310	$50.66	5.0	$30,233
RSUs and PSUs expected to vest - March 31, 2022					3,173	$69.54		$212,235	305	$87.00		$20,370
(1) The above table includes 241,398 performance unit awards and does not include any time-based restricted stock issued as consideration for an acquisition which are further detailed in the table below.
PSUs granted under the 2014 Plan are contingent upon the achievement of pre-determined market and service conditions. The number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the Company’s total shareholder return (“TSR”) relative to the performance of peer companies for each measurement period, over a one-year, two-year cumulative, and three-year cumulative period. If these market conditions are not met but service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized to date will not be reversed. The Company uses a Monte Carlo simulation model to determine the fair value of its PSUs and recognizes expense using the accelerated attribution method over the requisite service period. The PSUs presented in the table above were calculated based on 100% expected achievement. In April 2022, subsequent to the year-end, 129,991 PSUs had vested.
The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2022, 2021, and 2020 was $0.00, $26.51, and $30.67, respectively. Intrinsic value of options exercised during the fiscal years ended March 31, 2022, 2021, and 2020 was $39.0 million, $20.6 million, and $23.8 million, respectively. The total fair value of RSUs vested during the fiscal years ended March 31, 2022, 2021, and 2020 was $99.3 million, $107.1 million, and $63.3 million, respectively.
Aggregate intrinsic value for options, RSUs, and PSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2022, the last trading day of fiscal 2022, was $66.88.

The following table summarizes the time-based restricted stock issued as consideration for an acquisition during the fiscal years ended March 31, 2022, 2021, and 2020:

Fiscal Years Ending March 31,	Number of Shares of Time-Based Restricted Stock Granted as Consideration for Acquisitions
2020	—
2021	736,469 (1)
2022	199,492 (2)
(1) These shares were issued in connection with the Pixie Labs acquisition, which included a holdback arrangement with certain employees of Pixie Labs. These shares are subject to the recipients’ continued service and will be recognized as stock-based compensation expense over the vesting periods, which range from 18 months to 37 months from the closing date of the acquisition.
(2) These shares were issued in connection with the CodeStream acquisition, which included a holdback arrangement with certain employees of CodeStream. These shares are subject to the recipients’ continued service and will be recognized as stock-based compensation expense over the vesting periods, which range from 18 months to 42 months from the closing date of the acquisition.
Employee Stock Options and ESPP Valuation—The Company estimates the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted and ESPP shares to be issued during the fiscal years ended March 31, 2022, 2021, and 2020 were as follows:

Stock Options:
	Fiscal Year Ended March 31,
	2022	2021	2020
Expected term (years)	0	6	6
Expected volatility	0 - 0%	44 - 46%	41 - 42%
Risk-free interest rate	0.00 - 0.00%	0.34 - 0.76%	1.45 - 3.06%
Dividend yield	—	—	—

ESPP:
	Fiscal Year Ended March 31,
	2022	2021	2020
Expected term (years)	0.5	0.5	0.5
Expected volatility	38 - 76%	55 - 76%	33 - 60%
Risk-free interest rate	0.05 - 0.72%	0.06 - 0.12%	1.56 - 1.86%
Dividend yield	—	—	—
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

Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $153.0 million, $135.1 million, and $99.5 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of revenue	$5,042	$5,939	$5,303
Research and development	48,355	40,964	31,703
Sales and marketing	48,986	54,695	43,548
General and administrative (1)	50,656	33,545	18,982
Total stock-based compensation expense (2)	$153,039	$135,143	$99,536
(1) Includes $9.6 million acceleration of share-based payment expense for the fiscal year ended March 31, 2022, for one of the Company’s executives due to his departure at the end of June 2021.
(2) Includes $0.5 million expense for the fiscal year ended March 31, 2022, due to the restructuring activities commenced in the first quarter of fiscal 2022. Refer to Note 18. Restructuring for more information.
As of March 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options was $9.8 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years. As of March 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock units was $251.7 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. As of March 31, 2022, unrecognized stock-based compensation cost related to PSUs was $10.0 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

13.    Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Domestic	$(238,068)	$(193,262)	$(93,687)
Foreign	6,286	2,931	2,919
Total	$(231,782)	$(190,331)	$(90,768)
The components of the provision for income taxes were as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Current Provision:
Federal	$—	$—	$(1,177)
State	276	(9)	34
Foreign	1,385	685	1,632
Total current provision	1,661	676	489
Deferred Provision:
Federal	(1,120)	35	—
State	(64)	(96)	—
Foreign	(154)	(56)	(278)
Total deferred provision	(1,338)	(117)	(278)
Total income tax provision	$323	$559	$211

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal benefits	3.5	3.0	3.0
Stock-based compensation	3.8	(1.5)	(0.4)
Research and development credits, net of ASC 740-10	2.5	2.4	5.1
Permanent items	(4.4)	(2.4)	(4.0)
Foreign taxes	—	0.2	0.4
Intraperiod allocation	—	—	1.5
Other	0.5	0.7	0.7
Valuation allowance	(27.0)	(23.7)	(27.5)
Effective tax rate	(0.1)%	(0.3)%	(0.2)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of March 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$2,568	$3,429
Depreciation and amortization	5,657	3,518
Capitalized research and development	24,050	—
Net operating loss and other attribute carryforwards	196,159	178,535
Stock based compensation	20,695	14,987
Research and development credits	31,695	25,932
Lease liability	13,349	15,208
Convertible debt	3,638	—
Other	4,530	378
Gross deferred tax assets	302,341	241,987
Valuation allowance	(276,475)	(198,794)
Total deferred tax assets	25,866	43,193
Deferred tax liabilities:
Prepaids	(4,268)	(3,949)
Intangibles	(2,679)	(1,923)
Capitalized research and development	—	(4,405)
Deferred contract acquisition costs	(7,326)	(15,520)
Convertible debt	—	(3,991)
Right of use asset	(10,809)	(12,748)
Total deferred tax liabilities	(25,082)	(42,536)
Total net deferred tax assets/(liabilities)	$784	$657
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. and Japan cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. and Japan deferred tax assets. Overall, the valuation allowance increased by $77.7 million and $47.5 million for the years ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the Company has U.S. federal and state net operating losses of approximately $776.7 million and $449.3 million, respectively, which expire beginning in the years 2028 and 2020. Of the $776.7 million federal net operating losses, $355.2 million are carried forward indefinitely but are limited to 80% of taxable income. The remaining $421.5 million begin to expire in 2028. As of March 31, 2022, the Company also has Federal, California and Oregon research and development credits of $37.4 million, $6.1 million, and $1.0 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California credit carryforwards do not expire. The Oregon tax credit carryforwards began to expire in 2020.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Section 382 of the Code (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before March 31, 2022. In this regard, the Company has determined that based on the timing of the ownership changes and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes are subject to such limitation.
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
The Company had unrecognized tax benefits of $15.0 million, $12.2 million, and $10.3 million as of March 31, 2022, 2021, and 2020. As of March 31, 2022, if recognized, the unrecognized tax benefit of $14.8 million would not affect income tax expense before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Balance at March 31, 2019	$7,997
Additions based on tax positions taken during the current period	2,183
Additions based on tax positions taken during the prior period	687
Reductions based on tax positions taken during the prior period	(529)
Balance at March 31, 2020	10,338
Additions based on tax positions taken during the current period	2,667
Additions based on tax positions taken during the prior period	703
Reductions based on tax positions taken during the prior period	(1,549)
Balance at March 31, 2021	12,159
Additions based on tax positions taken during the current period	2,920
Additions based on tax positions taken during the prior period	430
Reductions based on tax positions taken during the prior period	(521)
Balance at March 31, 2022	$14,988
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties have not been material for the fiscal years ended March 31, 2022, 2021, and 2020.

14.    Net Loss Per Share
As the Company had net losses for the fiscal years ended March 31, 2022, 2021, and 2020, all potential common shares were determined to be anti-dilutive.

Additionally, the 4.5 million shares underlying the Conversion Option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of March 31, 2022.
ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Fiscal Year Ended March 31,
	2022	2021	2020
Numerator:
Net loss attributable to New Relic	$(250,402)	$(192,610)	$(88,937)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	64,592	61,070	58,601
Net loss attributable to New Relic per share—basic and diluted	$(3.88)	$(3.15)	$(1.52)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2022	2021	2020
Options to purchase common stock	1,663	2,718	2,850
RSUs	3,351	3,293	3,100
PSUs	320	112	—
ESPP shares	45	48	69
	5,379	6,171	6,019

15.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal years ended March 31, 2022, 2021, and 2020, the Company made contributions of $8.5 million, $8.3 million, and $7.7 million to the 401(k) Plan, respectively.

16.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
United States	$528,922	$460,944	$417,827
EMEA	121,301	104,184	98,651
APAC	79,940	62,590	50,831
Other	55,358	39,930	32,201
Total revenue	$785,521	$667,648	$599,510
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2022 and 2021.

17.    Related Party Transactions
Certain members of the Company’s board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of the Company. Revenue from sales to these companies of an aggregate of $3.1 million, $1.7 million, and $1.0 million was recognized for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. There was not a significant amount of accounts receivable due from these companies as of March 31, 2022 or March 31, 2021. There were no expenses related to purchases from these companies during the fiscal years ended March 31, 2022 and 2021 and an aggregate of $1.4 million in expenses related to purchases during the fiscal year ended 2020. There was not a significant amount of accounts payable to these companies for the fiscal years ended March 31, 2022 and 2021.

18.    Restructuring
In the first quarter of fiscal 2022, the Company commenced a restructuring plan to realign its cost structure to better reflect significant product and business model innovation over the past 12 months. As a result of the restructuring plan, the Company incurred charges of approximately $12.6 million for employee terminations and other costs associated with the restructuring plan. Most of these charges consisted of cash expenditures and stock-based compensation expense which were recognized and mostly paid off in the first quarter of fiscal 2022. For the fourth quarter of fiscal 2022, the Company had an immaterial credit adjustment and had no restructuring charges for the same period last year. The Company incurred $12.6 million and $0 million in restructuring charges for the fiscal years ended March 31, 2022 and 2021, respectively.
The following table shows the Company’s restructuring charges for the fiscal year ended March 31, 2022 (in thousands):

	Fiscal Year Ended March 31, 2022
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of New Relic, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 17, 2022, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ DELOITTE & TOUCHE LLP
May 17, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee of the Board of Directors,” “Information Regarding Committees of the Board of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2022, or our Proxy Statement, and is incorporated herein by reference.
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

(3)Exhibits
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36766	3.1	August 19, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36766	3.2	August 19, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014
4.2	Indenture, dated as of May 18, 2018, by and between New Relic, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-36766	4.1	May 18, 2018
4.3	Form of Global Note, representing New Relic, Inc.’s 0.50% Convertible Senior Notes due 2023.	8-K	001-36766	4.2	May 18, 2018
4.4	Description of Capital Stock.					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014
10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	10-Q	001-36766	10.1	February 13, 2015
10.3+	2014 Equity Incentive Plan and related form agreements.	10-Q	001-36766	10.1	November 6, 2019
10.4+	2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	December 17, 2014
10.5	Form of Performance Unit Award Grant Notice under the 2014 Equity Incentive Plan, and related form agreements.	10-Q	001-36766	10.2+	August 5, 2020
10.6+	Offer Letter between the Registrant and Michael Christenson, dated as of September 15, 2019.	10-Q	001-36766	10.3	November 6, 2019
10.7+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014
10.8+	Offer Letter between the Registrant and William Staples, dated as of November 22, 2019.	10-Q	001-36766	10.1	February 5, 2020
10.9+	Amended Terms of Employment Agreement between the Registrant and Michael Christenson, dated as of January 5, 2021.	10-K	001-36766	10.9+	May 14, 2021
10.10a	Office Lease by and between the Registrant and 188 Spear Street LLC, dated as of July 13, 2012, as amended.	S-1	333-200078	10.11	November 10, 2014
10.10b	Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of November 1, 2017.	10-Q	001-36766	10.2	November 8, 2017
10.10c	Fifth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of December 29, 2017.	10-Q	001-36766	10.1	February 6, 2018
10.10d	Letter Agreement to Fourth Amendment to Lease by and between the Registrant and 188 Spear Street LLC, dated as of May 5, 2020.	10-Q	001-36766	10.1	August 5, 2020
10.11a+	Form of Change in Control and Severance Agreement.	S-1/A	333-200078	10.12	December 1, 2014
10.11b+	Form of Extension to Change in Control and Severance Agreement.	10-Q	001-36766	10.1	February 5, 2021
10.12	Form of Confirmation for Capped Call Transactions.	8-K	001-36766	10.1	May 18, 2018

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
10.13+	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.	8-K	001-36766	99.2	June 25, 2021
10.14	Cooperation Agreement, by and among the Registrant and affiliates of Engaged Capital, LLC, dated as of June 24, 2021.	8-K	001-36766	10.1	June 25, 2021
10.15+	Offer Letter between the Registrant and Kristy Friedrichs, dated as of February 1, 2017.	10-Q	001-36766	10.2	August 4, 2021
10.16a+	Offer Letter between the Registrant and Steve Hurn, dated as of April 20, 2020.	10-Q	001-36766	10.3	August 4, 2021
10.16b+	Addendum to Employment Contract between the Registrant and Steve Hurn, dated as of February 1, 2021.	10-Q	001-36766	10.4	August 4, 2021
10.17+	Separation Agreement by and between New Relic, Inc. and Michael Christenson, dated as of June 24, 2021.	10-Q	001-36766	10.5	August 4, 2021
21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

New Relic, Inc.
Date:	May 17, 2022	By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints William Staples and Mark Sachleben, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Staples	Chief Executive Officer and Director	May 17, 2022
William Staples	(Principal Executive Officer)

/s/ Mark Sachleben	Chief Financial Officer	May 17, 2022
Mark Sachleben	(Principal Financial and Accounting Officer)

/s/ Lewis Cirne	Executive Chairman of the Board	May 17, 2022
Lewis Cirne

/s/ Hope Cochran	Vice Chair of the Board and Lead Independent Director	May 17, 2022
Hope Cochran

/s/ Caroline Watteeuw Carlisle	Director	May 17, 2022
Caroline Watteeuw Carlisle

/s/ Anne DelSanto	Director	May 17, 2022
Anne DelSanto

/s/ David Henshall	Director	May 17, 2022
David Henshall

/s/ Radhakrishnan Mahendran	Director	May 17, 2022
Radhakrishnan Mahendran

/s/ Adam Messinger	Director	May 17, 2022
Adam Messinger

/s/ Takeshi Numoto	Director	May 17, 2022
Takeshi Numoto

/s/ Dan Scholnick	Director	May 17, 2022
Dan Scholnick

/s/ James Tolonen	Director	May 17, 2022
James Tolonen