Form 10-Q
period 2022-06-30
NEW RELIC, INC.
filed 2022-08-04
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 67,314,897 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•worldwide economic conditions, including inflation and increases in interest rates, and their impact on spending; and
•our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations.
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-

looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$303,493	$268,695
Short-term investments	563,831	559,984
Accounts receivable, net of allowances of $2,870 and $3,073, respectively	109,637	226,182
Prepaid expenses and other current assets	28,239	29,447
Deferred contract acquisition costs	20,903	24,058
Total current assets	1,026,103	1,108,366
Property and equipment, net	65,501	68,368
Restricted cash	5,775	5,775
Goodwill	163,677	163,677
Intangible assets, net	13,344	15,636
Deferred contract acquisition costs, non-current	6,810	10,463
Lease right-of-use assets	48,093	50,465
Other assets, non-current	5,640	4,916
Total assets	$1,334,943	$1,427,666
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$35,260	$32,545
Accrued compensation and benefits	35,486	37,023
Other current liabilities	33,985	36,098
Convertible senior notes, current	498,256	—
Deferred revenue	332,882	398,754
Lease liabilities	10,237	11,103
Total current liabilities	946,106	515,523
Convertible senior notes, net	—	497,663
Lease liabilities, non-current	46,218	49,809
Deferred revenue, non-current	74	108
Other liabilities, non-current	17,949	20,173
Total liabilities	1,010,347	1,083,276
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	15,674	21,686
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2022 and March 31, 2022; 67,542 shares and 66,988 shares issued at June 30, 2022 and March 31, 2022, respectively; and 67,282 shares and 66,728 shares outstanding at June 30, 2022 and March 31, 2022, respectively	67	66
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,152,613	1,114,221
Accumulated other comprehensive loss	(9,948)	(8,012)
Accumulated deficit	(833,547)	(783,308)
Total stockholders’ equity	308,922	322,704
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,334,943	$1,427,666
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenue	$216,459	$180,484
Cost of revenue	63,893	59,264
Gross profit	152,566	121,220
Operating expenses:
Research and development	64,769	48,730
Sales and marketing	104,420	102,813
General and administrative	39,030	43,565
Total operating expenses	208,219	195,108
Loss from operations	(55,653)	(73,888)
Other income (expense):
Interest income	1,110	938
Interest expense	(1,232)	(1,226)
Other expense	(209)	(336)
Loss before income taxes	(55,984)	(74,512)
Income tax provision (benefit)	267	(453)
Net loss	$(56,251)	$(74,059)
Net loss and adjustment attributable to redeemable non-controlling interest	6,012	(4,355)
Net loss attributable to New Relic	$(50,239)	$(78,414)
Net loss attributable to New Relic per share, basic and diluted	$(0.76)	$(1.24)
Weighted-average shares used to compute net loss per share, basic and diluted	66,421	63,339
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net loss attributable to New Relic	$(50,239)	$(78,414)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,936)	(831)
Comprehensive loss attributable to New Relic	$(52,175)	$(79,245)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022								Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	66,988	$66	$1,114,221	260	$(263)	$(8,012)	$(783,308)	$322,704	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975
Effect of adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(100,136)	—	—	—	54,210	(45,926)
Issuance of common stock upon exercise of stock options	96	—	1,725	—	—	—	—	1,725	192	—	4,832	—	—	—	—	4,832
Issuance of common stock for vested restricted stock units	458	1	(1)	—	—	—	—	—	354	—	—	—	—	—	—	—
Issuance of common stock related to acquisition of business	—	—	—	—	—	—	—	—	401	—	13,487	—	—	—	—	13,487
Stock-based compensation expense	—	—	36,668	—	—	—	—	36,668	—	—	43,020	—	—	—	—	43,020
Other comprehensive loss, net	—	—	—	—	—	(1,936)	—	(1,936)	—	—	—	—	—	(831)	—	(831)
Net loss attributable to New Relic	—	—	—	—	—	—	(50,239)	(50,239)	—	—	—	—	—	—	(78,414)	(78,414)
Balance at end of period	67,542	$67	$1,152,613	260	$(263)	$(9,948)	$(833,547)	$308,922	64,966	$64	$962,512	260	$(263)	$(850)	$(611,320)	$350,143

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss attributable to New Relic	$(50,239)	$(78,414)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	(6,012)	4,355
Net loss:	$(56,251)	$(74,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,868	23,025
Stock-based compensation expense	34,882	42,187
Amortization of debt discount and issuance costs	593	587
Other	(352)	(922)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	116,545	80,550
Prepaid expenses and other assets	(147)	18
Deferred contract acquisition costs	(416)	(190)
Lease right-of-use assets	2,562	2,692
Accounts payable	2,650	4,894
Accrued compensation and benefits and other liabilities	(4,562)	(8,627)
Lease liabilities	(4,457)	(2,517)
Deferred revenue	(65,906)	(57,766)
Net cash provided by operating activities	43,009	9,872
Cash flows from investing activities:
Purchases of property and equipment	(1,294)	(2,226)
Proceeds from sale of property and equipment	943	—
Cash paid for acquisition, net of cash acquired	—	(7,192)
Purchases of short-term investments	(50,373)	(23,828)
Proceeds from sale and maturity of short-term investments	44,175	40,513
Capitalized software development costs	(3,387)	(2,860)
Net cash provided by (used in) investing activities	(9,936)	4,407
Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,725	4,797
Net cash provided by financing activities	1,725	4,797
Net increase in cash, cash equivalents and restricted cash	34,798	19,076
Cash, cash equivalents and restricted cash at beginning of period	274,470	246,463
Cash, cash equivalents and restricted cash at end of period	$309,268	$265,539
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$303,493	$259,897
Restricted cash	5,775	5,642
Total cash, cash equivalents and restricted cash	$309,268	$265,539
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$1,822	$1,890
Property and equipment purchased but not yet paid	$9	$3
Issuance of common stock for the acquisition of business	$—	$13,487
Acquisition holdback	$—	$7,250
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
Basis of Presentation —These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on May 17, 2022 (the “Annual Report”).
In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim period, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2023. The condensed consolidated balance sheet as of March 31, 2022 included herein was derived from the audited financial statements as of that date.
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
Concentration of Risk—There was one customer that represented more than 10% of the Company’s accounts receivable balance as of June 30, 2022 and no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2022. There was no customer that individually exceeded 10% of the Company’s revenue during the three months ended June 30, 2022 or 2021.

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
Beginning in the second quarter of fiscal 2021, the Company started offering usage-based pricing to its customers. Customers have the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or they may commit to a minimum spend over their contracted period. Revenue related to Pay as You Go contracts are recognized based on the customers’ actual usage. Revenue related to commitment contracts are recognized on a ratable basis over the contract period. Depending on the nature of the contract, usage above the commitment is either recognized as incurred or as an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at usage in previous months and other factors and projecting out for the rest of the contract. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“ FASB”) issued ASU No. 2021-08, Business Combinations - Accounting for Contract Liabilities from Contracts with Customers (Topic 805), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under ASC 606 as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after April 1, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. The Company adopted this new standard on April 1, 2022. The adoption of this standard did not have an impact on its condensed consolidated financial statements.

2.    Business Combinations
There were no acquisition activities for the Company during the three months ended June 30, 2022.
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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396 million Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156 million Japanese Yen) and approximately $1.0 million (104 million Japanese Yen), respectively, to subscribe to additional shares. As of June 30, 2022, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of June 30, 2022, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $(5.9) million at June 30, 2022.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

	Three Months Ended June 30,
	2022	2021
Balance, beginning of period	$21,686	$3,389
Net loss attributable to redeemable non-controlling interest	(146)	(40)
Adjustment to redeemable non-controlling interest	(5,866)	4,395
Balance, end of period	$15,674	$7,744

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2022 and March 31, 2022 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$104,290	$—	$—	$104,290
Short-term investments:
Certificates of deposit	—	126,843	—	126,843
Commercial paper	—	25,821	—	25,821
Corporate notes and bonds	—	91,166	—	91,166
U.S. treasury securities	320,001	—	—	320,001
Restricted cash:
Money market funds	5,775	—	—	5,775
Total	$430,066	$243,830	$—	$673,896
Included in cash and cash equivalents				$104,290
Included in short-term investments				$563,831
Included in restricted cash				$5,775

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$109,327	$—	$—	$109,327
Short-term investments:
Certificates of deposit	—	126,885	—	126,885
Commercial paper	—	27,861	—	27,861
Corporate notes and bonds	—	85,065	—	85,065
U.S. treasury securities	320,173	—	—	320,173
Restricted cash:
Money market funds	5,775	—	—	5,775
Total	$435,275	$239,811	$—	$675,086
Included in cash and cash equivalents				$109,327
Included in short-term investments				$559,984
Included in restricted cash				$5,775
There were no transfers between fair value measurement levels during the three months ended June 30, 2022 and 2021.
The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities.

The following table presents the Company’s available-for-sale securities as of June 30, 2022 (in thousands):

	Available-for-sale Investments as of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$127,500	$—	$(657)	$126,843
Commercial paper	25,911	—	(90)	25,821
Corporate notes and bonds	93,978	—	(2,812)	91,166
U.S. treasury securities	324,684	—	(4,683)	320,001
Total available-for-sale investments	$572,073	$—	$(8,242)	$563,831
The following table presents the Company’s available-for-sale securities as of March 31, 2022 (in thousands):

	Available-for-sale Investments as of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$127,500	$—	$(615)	$126,885
Commercial paper	27,946	—	(85)	27,861
Corporate notes and bonds	87,259	—	(2,194)	85,065
U.S. treasury securities	323,584	79	(3,490)	320,173
Total available-for-sale investments	$566,289	$79	$(6,384)	$559,984
As of June 30, 2022 and March 31, 2022, securities that were in an unrealized loss position for more than 12 months were not significant. In addition, the Company did not consider any available-for-sale securities to be impaired as of June 30, 2022 and March 31, 2022.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2022 and March 31, 2022 (in thousands):

	June 30, 2022	March 31, 2022
Due within one year	$347,947	$354,774
Due after one year and within three years	215,884	205,210
Total	$563,831	$559,984
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of June 30, 2022, the fair value of the Notes was $437.8 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $27.7 million and $34.5 million as of June 30, 2022 and March 31, 2022, respectively. In the three months ended June 30, 2022 and 2021, amortization from amounts capitalized was $7.2 million and $10.2 million, respectively. In the three months ended June 30, 2022 and 2021, amounts expensed as incurred were $14.5 million and $14.1 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Computers, software, and equipment	$15,197	$13,854
Site operation equipment	60,358	67,726
Furniture and fixtures	5,772	5,772
Leasehold improvements	49,754	49,756
Capitalized software development costs	83,581	79,808
Total property and equipment	214,662	216,916
Less: accumulated depreciation and amortization	(149,161)	(148,548)
Total property and equipment, net	$65,501	$68,368
Depreciation and amortization expense related to property and equipment was $8.0 million and $10.8 million for the three months ended June 30, 2022 and 2021, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three months ended June 30, 2022, the conditions allowing holders of the Notes to convert have not been met.
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
In the first quarter of fiscal 2022, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity’s Own Equity. As a result of the adoption, the Conversion Option of $102.5 million and issuance costs of $2.4 million previously attributable to the equity component are no longer presented in equity. Similarly, the debt discount, which was equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. As a result, the Company recorded a $54.2 million decrease to the opening balance of accumulated deficit, a $100.1 million decrease to the opening balance of additional paid-in capital, and a $45.9 million increase to the opening balance of the Notes, net on the consolidated balance sheet.
The Notes became current and were reclassified to short-term effective in the first quarter of 2023. For the three months ended June 30, 2022, the effective interest rate for the Notes was 0.98%. The net carrying amount of the liability component of the Notes was as follows (in thousands):

	June 30, 2022	March 31, 2022
Principal	$500,250	$500,250
Unamortized issuance costs	(1,994)	(2,587)
Net carrying amount	$498,256	$497,663
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Amortization of issuance costs	$593	$587
Contractual interest expense	624	625
Total interest expense	$1,217	$1,212

8.     Goodwill and Purchased Intangibles Assets
The changes in the carrying amount of goodwill for the three months ended June 30, 2022 consisted of the following (in thousands):

Goodwill as of March 31, 2022	$163,677
Goodwill acquired	—
Goodwill as of June 30, 2022	$163,677

Purchased intangible assets subject to amortization as of June 30, 2022 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,500	$(14,156)	$13,344
Purchased intangible assets subject to amortization as of March 31, 2022 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,500	$(11,864)	$15,636
Amortization expense of purchased intangible assets was $2.3 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and is included in cost of revenue on the Company’s condensed consolidated statements of operations.
Estimated future amortization expense as of June 30, 2022 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2023 (remaining nine months)	$6,708
2024	4,633
2025	2,003
$13,344

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
Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheet.
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

	June 30, 2022	March 31, 2022
Assets
Lease right-of-use-assets	$48,093	$50,465
Liabilities
Lease liabilities	$10,237	$11,103
Lease liabilities, non-current	46,218	49,809
Total operating lease liabilities	$56,455	$60,912
As of June 30, 2022, the weighted average remaining lease term was 5.1 years and the weighted average discount rate was 6.8%.

The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease expense	$3,513	$3,473
Short-term lease expense	246	150
Variable lease expense	644	632
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Three Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$4,571	$3,810
Operating lease assets obtained in exchange for new lease liabilities (1)	252	—
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of June 30, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2023 (remaining nine months)	$9,992
2024	13,828
2025	11,449
2026	11,658
2027	12,226
2028	6,251
Thereafter	2,013
Total operating lease payments	$67,417
Less imputed interest	(10,962)
Total operating lease liabilities	$56,455
10.    Commitments and Contingencies
Purchase Commitments—As of June 30, 2022 and March 31, 2022, the Company had purchase commitments of $557.7 million and $549.4 million, respectively, primarily related to data center, cloud and hosting services.
In September 2020, the Company entered into an agreement with a public cloud hosting provider, under which it now has a total five-year minimum commitment of $500.0 million, which is included in the commitment balance as of June 30, 2022 above.
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

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the three months ended June 30, 2022, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.3 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, 3,487,542 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2022, there were 15,628,037 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance-based restricted stock unit (“PSU”) award activities for the three months ended June 30, 2022 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2022	1,663	$54.66	5.6	$31,436	3,351	$70.04	2.6	$224,096	320	$86.88	1.8	$21,430
Granted	—	—			1,788	45.81			181	57.95
Exercised/vested	(96)	18.00		3,821	(328)	71.66			(130)	89.05
Canceled/forfeited	(44)	65.60			(309)	63.53			(3)	99.05
Outstanding - June 30, 2022	1,523	$56.65	5.3	$13,548	4,502	$60.74	2.6	$225,344	368	$71.81	2.2	$18,409
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

Stock-Based Compensation Expense—Stock-based compensation expense for employees and nonemployees was $34.9 million and $42.2 million for the three months ended June 30, 2022 and 2021, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$1,344	$1,072
Research and development	13,286	10,964
Sales and marketing	10,583	11,534
General and administrative (1)	9,669	18,617
Total stock-based compensation expense (2)	$34,882	$42,187
(1) Includes $9.6 million acceleration of share-based payment expense for the three months ended June 30, 2021, for one of the Company’s executives due to his departure at the end of June 2021. There was no corresponding expense for the three months ended June 30, 2022.
(2) Includes $0.5 million expense for the three months ended June 30, 2021, due to the restructuring activities commenced in the first quarter of fiscal 2022. There was no corresponding expense for the three months ended June 30, 2022. Refer to Note 16 — Restructuring for more information.
As of June 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options was $7.4 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years. As of June 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock units was $283.9 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. As of June 30, 2022, unrecognized stock-based compensation cost related to PSUs was $17.6 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

12.    Accounts Receivable, Deferred Revenue and Performance Obligations
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of June 30, 2022.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $3.1 million and $4.1 million as of June 30, 2022 and June 30, 2021, respectively. The Company has no asset impairment charges related to contract assets for the periods presented. Deferred revenue represents consideration received from customers in excess of revenues recognized.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended June 30,
	2022	2021
Deferred revenue, beginning of period	$398,862	$375,268
Contributions from contract asset	1,134	1,541
Billings	149,419	121,177
Revenue recognized	(216,459)	(180,484)
Deferred revenue, end of period	$332,956	$317,502
For the three months ended June 30, 2022 and 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.
For the three months ended June 30, 2022 and 2021, the Company recognized $6.8 million and $3.2 million, respectively, in revenue from performance obligations satisfied in prior periods.

The aggregate unrecognized transaction price of remaining performance obligations as of June 30, 2022 and 2021 were $628.9 million and $654.3 million, respectively. The Company expects to recognize more than 95% of the balance as revenue in the 24 months following June 30, 2022 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.
The year over year decline in remaining performance obligations at June 30, 2022 as compared to June 30, 2021 is consistent with our transition from a subscription to a consumption model.

13.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.3 million for the three months ended June 30, 2022 related to certain foreign and U.S. taxes and an income tax benefit of $0.5 million for the three months ended June 30, 2021, primarily related to a one-time income tax benefit from the acquisition of CodeStream.
Based on the available objective evidence during the three months ended June 30, 2022, the Company believes it is not more likely than not to realize tax benefits of U.S. and Japan losses incurred during the three months ended June 30, 2022. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses, and foreign tax rate differences.

14.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three months ended June 30, 2022 and 2021, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the Conversion Option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of June 30, 2022.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2022	2021
Numerator:
Net loss attributable to New Relic	$(50,239)	$(78,414)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	66,421	63,339
Net loss attributable to New Relic per share—basic and diluted	$(0.76)	$(1.24)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2022	2021
Options to purchase common stock	1,523	2,395
RSUs	4,502	3,987
PSUs	368	320
ESPP shares	128	89
	6,521	6,791

15.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2022	2021
United States	$143,460	$123,035
EMEA	34,716	28,165
APAC	23,126	17,193
Other	15,157	12,091
Total revenue	$216,459	$180,484
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2022 and March 31, 2022.

16.    Restructuring
There were no restructuring charges incurred during the three months ended June 30, 2022. In the same period last year, the Company commenced a restructuring plan to realign its cost structure to better reflect significant product and business model innovation over the previous 12 months. As a result of the restructuring plan, the Company incurred charges of approximately $12.6 million for employee terminations and other costs associated with the restructuring plan. Most of these charges consisted of cash expenditures and stock-based compensation expense which were recognized and mostly paid off in the first quarter of fiscal 2022.

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
Our revenue for the three months ended June 30, 2022 and 2021 was $216.5 million and $180.5 million, respectively, representing year-over-year growth of 20%. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $50.2 million and $78.4 million for the three months ended June 30, 2022 and 2021, respectively. Our accumulated deficit as of June 30, 2022 was $833.5 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 16%, 11%, and 7%, respectively, of our revenue for the three months ended June 30, 2022, and 16%, 10%, and 7%, respectively, of our revenue for the three months ended June 30, 2021. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Impact of the Ongoing COVID-19 Pandemic
The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which they will impact our future results of operations and overall financial performance remains uncertain. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration of the pandemic, the successful rollout of vaccines and the efficacy and durability of such vaccines, especially in light of the emergence of new variant strains; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; impact on our employee recruitment and attrition; and effect on our vendors, all of which remain uncertain and cannot be predicted at this time.
Since July 1, 2021, a number of our offices in certain locations were re-opened in limited capacities, and we may continue to selectively reopen certain of our offices. If we reopen more offices, we expect to incur incremental expenses as we resume onsite services and related in-office costs. While certain travel bans and other restrictions that were implemented by federal, state, or local authorities at the beginning of the pandemic have been relaxed, recently, due to the proliferation of new variants, among other developments, some of these restrictions have been re-imposed, and new restrictions may be implemented. We are continuing to actively monitor the situation and have taken and may take further actions that alter our business operations as may be required or recommended by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. As the development, distribution, public acceptance, and efficacy and durability of treatments and vaccines progress, we continue to evaluate and refine our operational strategies. Our revenue and deferred revenue have been, in part, negatively impacted by the slowdown in activity associated with the COVID-19 pandemic, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
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
Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market adoption of our platform, and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, aggregated at the parent hierarchy level, for which we have recognized any revenue in the fiscal quarter. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a parent organization that has created a new Active Customer Account, this new Active Customer Account is combined with, and revenue from this new Active Customer Account is included with, the original Active Customer Account. In addition, our Active Customer Accounts metric is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We round the number of Active Customer Accounts that we report as of a particular date down to the nearest hundred.
For the three-month period ended June 30, 2022, we had 15,100 Active Customer Accounts, which is up from 14,100 Active Customer Accounts for the three-month period ended June 30, 2021 and is up sequentially from 14,800 Active Customer Accounts for the three-month period ended March 31, 2022.
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
For the three-month period ended June 30, 2022, we had 1,137 Active Customer Accounts with trailing 12-month revenue over $100,000, which was an 18% increase compared to 964 for the three-month period ended June 30, 2021 and a 3% increase compared to 1,099 for the three-month period ended March 31, 2022.
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
Our percentage of revenue from Active Customers with trailing 12-month revenue greater than $100,000 was 83% for the three-month period ended June 30, 2022, compared to 79% for the three-month period ended June 30, 2021 and 82% for the three-month period ended March 31, 2022.
Net Revenue Retention Rate. We believe the growth in use of our platform by our existing Active Customer Accounts is an important measure of the health of our business and our future growth prospects. We monitor our net revenue retention rate (“NRR”) to measure this growth. We expect our NRR to increase when Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications, or adopt a new product. We expect our NRR to decrease when Active Customer Accounts cease or reduce their usage of a product.
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
Our NRR increased year-over-year to 120% for the period ended June 30, 2022, compared to 111% for the period ended June 30, 2021 and increased slightly quarter-over-quarter from 119% for the period ended March 31, 2022.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of our shift to our consumption pricing model. We had remaining performance obligations in the amount of $628.9 million and $706.1 million as of June 30, 2022 and March 31, 2022, respectively, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of subscription plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period. The year over year decline in remaining performance obligations is consistent with our transition from a subscription to a consumption model.
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
Cost of Revenue
Cost of revenue consists of expenses relating to hosting-related costs, salaries and benefits of operations and global customer support personnel, data center operations, depreciation and amortization, consulting costs, and payment processing fees. Personnel related costs consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the expected growth of our customer adoption and the number of products we offer, as customer usage is expected to continue to grow. Additionally, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. We are continuing to decrease the amount of capital expenditures on hosting equipment for use in our data center hosting facilities as we transition to greater dependence on cloud hosting providers. This public cloud migration has resulted and will continue to result in significant increased costs in the short term as we are incurring cloud migration costs, increased data ingest costs, as well as costs to maintain our data center operations.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, information technology, finance, and accounting employees, and executives. Also included are non-personnel costs, such as legal and other professional fees.
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

	Three Months Ended June 30,
	2022	2021

	(in thousands, except per share amounts)
Revenue	$216,459	$180,484
Cost of revenue (1)	63,893	59,264
Gross profit	152,566	121,220
Operating expenses:
Research and development (1)	64,769	48,730
Sales and marketing (1)	104,420	102,813
General and administrative (1)	39,030	43,565
Total operating expenses	208,219	195,108
Loss from operations	(55,653)	(73,888)
Other income (expense):
Interest income	1,110	938
Interest expense	(1,232)	(1,226)
Other expense	(209)	(336)
Loss before income taxes	(55,984)	(74,512)
Income tax provision (benefit)	267	(453)
Net loss	$(56,251)	$(74,059)
Net loss and adjustment attributable to redeemable non-controlling interest	6,012	(4,355)
Net loss attributable to New Relic	$(50,239)	$(78,414)
Net loss attributable to New Relic per share, basic and diluted	$(0.76)	$(1.24)
Weighted-average shares used to compute net loss per share, basic and diluted	66,421	63,339
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2022	2021

	(in thousands)
Cost of revenue	$1,344	$1,072
Research and development	13,286	10,964
Sales and marketing	10,583	11,534
General and administrative (2)	9,669	18,617
Total stock-based compensation expense (3)	$34,882	$42,187
(2) Includes $9.6 million acceleration of share-based payment expense for the three months ended June 30, 2021 for one of our executives due to his departure at the end of June 2021. There was no corresponding expense for the three months ended June 30, 2022.
(3) Includes $0.5 million expense for the three months ended June 30, 2021 due to the restructuring activities commenced in April 2021. There was no corresponding expense for the three months ended June 30, 2022. Refer to Note 16 — Restructuring contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information.

	Three Months Ended June 30,
	2022	2021

	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	30	33
Gross profit	70	67
Operating expenses:
Research and development (1)	30	27
Sales and marketing (1)	48	57
General and administrative (1)	18	24
Total operating expenses	96	108
Loss from operations	(26)	(41)
Other income (expense):
Interest income	1	1
Interest expense	(1)	(1)
Other income (expense), net	—	—
Loss before income taxes	(26)	(41)
Income tax provision (benefit)	—	—
Net loss	(26)%	(41)%
Net loss and adjustment attributable to redeemable non-controlling interest	3	(2)
Net loss attributable to New Relic	(23)%	(43)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2022	2021

	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	6	6
Sales and marketing	5	6
General and administrative	4	10
Total stock-based compensation expense	16%	23%
Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
United States	$143,460	$123,035	$20,425	17%
EMEA	34,716	28,165	6,551	23
APAC	23,126	17,193	5,933	35
Other	15,157	12,091	3,066	25
Total revenue	$216,459	$180,484	$35,975	20%
Total revenue increased $36.0 million, or 20%, in the three months ended June 30, 2022 compared to the same period of 2021. Our revenue from the United States increased $20.4 million, or 17%, our revenue from EMEA increased $6.6 million, or 23%, our revenue from APAC increased $5.9 million, or 35%, and our revenue from other regions increased $3.1 million, or 25% in the three months ended June 30, 2022 compared to the same period of 2021, primarily as a result of growth in our customer base and increase in consumption in addition to revenue recognized from variable consideration.

Cost of Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue	$63,893	$59,264	$4,629	8%
Cost of revenue increased $4.6 million, or 8%, in the three months ended June 30, 2022 compared to the same period of 2021. The increase was primarily due to a $5.1 million increase in hosting-related costs as a result of the additional expenses incurred in connection with our public cloud migration as well as increased data ingest costs. The remaining increase was due to a $1.9 million increase in personnel-related costs, driven by an increase in headcount and merit-based compensation and a $0.1 million increase in other miscellaneous expenses which was partially offset by a $2.7 million decrease in depreciation and amortization expense.
Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$64,769	$48,730	$16,039	33%
Research and development expenses increased $16.0 million, or 33%, in the three months ended June 30, 2022 compared to the same period of 2021. The increase was primarily a result of an increase in personnel-related costs of $11.8 million, driven by an increase in headcount and merit-based compensation, a $1.6 million increase in travel expenses, a $1.4 million increase in allocated costs, including facilities and depreciation, and a $1.3 million increase in other miscellaneous expenses. The increase was partially offset by a $0.2 million decrease in hosting service credits.
Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$104,420	$102,813	$1,607	2%
Sales and marketing expenses increased $1.6 million, or 2%, in the three months ended June 30, 2022 compared to the same period of 2021. The increase was primarily a result of a $4.6 million increase in travel expenses and a $4.0 million increase in marketing programs. The increase was partially offset by a $3.9 million decrease in personnel-related costs and a $3.2 million decrease in allocated costs, including facilities and depreciation. The decrease in personnel-related costs was due to the absence of restructuring costs that occurred in the same period last year. This decrease was partially offset by an increase in headcount and merit-based compensation and sales commissions expense as a result of our shift to a consumption-business model, where the majority of commissions are expensed as incurred, in addition to historical amortization expense for commissions paid under our subscription-business model.
General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$39,030	$43,565	$(4,535)	(10)%
General and administrative expenses decreased $4.5 million, or 10%, in the three months ended June 30, 2022 compared to the same period of 2021. The decrease was primarily a result of a decrease in personnel-related costs of $5.3 million and a $0.8 million decrease in allocated costs, including facilities and depreciation expenses. The decrease in personnel-related cost was due to the absence of an acceleration of share-based payment expense that occurred for the same period last year, which was partially offset by an increase in headcount and merit-based compensation. The overall decrease was partially offset by a $1.5 million increase in travel expenses and a $0.7 million increase in other miscellaneous expenses.
Other Income (Expense)

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other expense	$(331)	$(624)	$293	47%
Other expense decreased by $0.3 million, or 47% in the three months ended June 30, 2022 compared to the same period of 2021. The decrease was primarily a result of a $0.2 million increase in interest income.
Provision for (Benefit from) Income Tax

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$267	$(453)	$720	159%
We had an income tax expense of $0.3 million for the three months ended June 30, 2022 as compared to an income tax benefit of $0.5 million for the same period of 2021. The change of $0.7 million, or 159%, was mostly related to a one-time income tax benefit recorded in fiscal year 2022 associated with the acquisition of CodeStream.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$6,012	$(4,355)	$10,367	238%
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $10.4 million or 238%, in the three months ended June 30, 2022 compared to the same period of 2021. The decrease in loss and adjustment was related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by share of associated losses.

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
The following tables present our non-GAAP loss from operations and our non-GAAP net loss attributable to New Relic and reconcile our GAAP loss from operations to non-GAAP loss from operations and our GAAP net loss attributable to New Relic to our non-GAAP net loss attributable to New Relic for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
GAAP loss from operations	$(55,653)	$(73,888)
Plus: Stock-based compensation expense	34,882	42,187
Plus: Amortization of purchased intangibles	2,291	1,676
Plus: Transaction costs related to acquisitions	—	361
Plus: Amortization of stock-based compensation capitalized in software development costs	745	420
Plus: Lawsuit litigation cost and other expense	(174)	—
Plus: Employer payroll tax on employee equity incentive plans	752	813
Plus: Restructuring charges (1)	—	12,279
Non-GAAP loss from operations	$(17,157)	$(16,152)

	Three Months Ended June 30,
	2022	2021
GAAP net loss attributable to New Relic	$(50,239)	$(78,414)
Plus: Stock-based compensation expense	34,882	42,187
Plus: Amortization of purchased intangibles	2,291	1,676
Plus: Transaction costs related to acquisitions	—	361
Plus: Amortization of stock-based compensation capitalized in software development costs	745	420
Plus: Lawsuit litigation cost and other expense	(174)	—
Plus: Employer payroll tax on employee equity incentive plans	752	813
Plus: Amortization of debt discount and issuance costs	593	587
Plus: Adjustment to redeemable non-controlling interest	(5,866)	4,395
Plus: Restructuring charges (1)	—	12,279
Non-GAAP net loss attributable to New Relic	$(17,016)	$(15,696)
(1) Restructuring related charge for the stock-based compensation expense of $0.5 million is included on its respective line items.

Although we have generated non-GAAP income from operations and non-GAAP net income attributable to New Relic in past quarters and although we expect that these numbers will improve over time with increased efficiencies, we expect to remain in a loss position in the near future as we continue to incur additional expenses due to our public cloud migration and an increase in commission expense. In prior periods, commissions were mostly capitalized and amortized in future periods. Given our shift to a consumption model and our shift in pricing strategy, a significant majority of commissions will no longer be capitalized and will instead mostly be expensed as incurred.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cash provided by operating activities	$43,009	$9,872
Cash provided by (used in) investing activities	(9,936)	4,407
Cash provided by financing activities	1,725	4,797
Net increase in cash, cash equivalents and restricted cash	$34,798	$19,076
Sources of Cash and Material Cash Requirements
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. As disclosed in Note 7 — 0.5% Convertible Senior Notes and Capped Call in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, our 0.5% Convertible Senior Notes and Capped Call will mature on May 1, 2023. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital, capital expenditure requirements, and debt retirement obligations for at least the next 12 months.
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
Our material cash requirements consist of obligations under leases for office space and purchase commitments and our 0.5% Convertible Senior Notes. Except as set forth in Note 9 — Leases and Note 10 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes to our material cash requirements, as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2022 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (our “Annual Report”), as filed with the Securities and Exchange Commission (“SEC”), on May 17, 2022.
Operating Activities
During the three months ended June 30, 2022, cash provided by operating activities was $43.0 million as a result of a net loss of $56.3 million, adjusted by non-cash charges of $53.0 million and a change of $46.3 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $116.5 million decrease in accounts receivable, a $2.7 million increase in accounts payable, and a $2.6 million decrease in lease right-of-use assets. This was partially offset by a $65.9 million decrease in deferred revenue, a $4.6 million decrease in accrued compensation and benefits and other liabilities, a $4.5 million decrease in lease liabilities, a $0.4 million decrease in deferred contract acquisition and fulfillment costs, and a $0.1 million increase in prepaid and other assets.
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
Investing Activities
Cash used in investing activities during the three months ended June 30, 2022 was $9.9 million, primarily as a result of the purchase of short-term investments of $50.4 million, purchases of property and equipment of $1.3 million, and increases in capitalization of software development costs of $3.4 million. This was partially offset by the proceeds from the maturity and sale of short-term investments of $44.2 million and proceeds from sale of property and equipment of $0.9 million.
Cash provided by investing activities during the three months ended June 30, 2021 was $4.4 million, primarily as a result of proceeds from the maturity and sale of short-term investments of $40.5 million, partially offset by purchases of short-term investments of $23.8 million, cash paid for acquisition, net of cash acquired, of $7.2 million, purchases of property and equipment of $2.2 million, and increases in capitalization of software development costs of $2.9 million.
Financing Activities
Cash provided by financing activities during the three months ended June 30, 2022 was $1.7 million, which was the result of proceeds from the exercise of stock options.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2022 as compared to the critical accounting policies and estimates described in our Annual Report.
Recent Accounting Pronouncements
See Note 1 — Description of Business and Summary of Significant Accounting Policies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We had cash and cash equivalents of $303.5 million as of June 30, 2022, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $563.8 million as of June 30, 2022, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks disclosed in Part I, Item 1A of our Annual Report.
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
The ongoing global coronavirus (“COVID-19”) pandemic could harm our business and results of operations.*
The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which they will impact our future results of operations and overall financial performance remains uncertain. While the rollout of COVID-19 vaccines is ongoing, the timing and speed of vaccination rollouts and the lifting of occupancy limits and movement restrictions varies from location to location, is evolving, and to varying degrees remains unknown.
In light of the ongoing uncertainty relating to the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we have recently and may continue to selectively reopen certain offices and hold in-person meetings and events in compliance with applicable government orders and guidelines, the majority of our employees continue to work remotely and in-person meetings remain limited. While certain travel bans and other restrictions that were implemented by federal, state, or local authorities at the beginning of the pandemic have been lifted or relaxed due to the emergence of new variant strains, among other developments, some of these restrictions have been re-imposed, and new restrictions may be implemented. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners, and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.
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
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.*
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $(50.2) million and $(78.4) million in the three months ended June 30, 2022 and 2021, respectively. At June 30, 2022, we had an accumulated deficit of $833.5 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
In addition, in order for us to maintain or improve our operating results, it is important that our customers renew their commitments or remain on our platform and increase their spend when the contract term expires. Many of our customers may start their accounts on a free tier and have no obligation to enter into a paid commitment or incur spend above the free tier. Our customers that enter into paid commitments have no obligation to renew after the expiration of the contractual term nor an obligation to remain on our platform and incur additional usage fees. Commitments are most often one year in length, and, our customers may renew for lower commitment amounts or instead use our Pay as You Go model, under which they are billed in arrears for their usage. To the extent we are not successful increasing customer budget available to spend on our products and services, whether through demonstrating our value or increasing their contractual commitment level in-line with their usage, there is no guarantee that our customers will grow their consumption with us. Also, in the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions entered into prior to our consumption pricing model have the right to cancel their agreements prior to the termination of the subscription term. Additionally, some customers have decided and may continue to remain within the limitations of our free-tier or lower-priced offerings.
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
Our operations involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, which customers might choose to have include some personally identifiable information. While we have developed systems and processes to protect the integrity, confidentiality and security of our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data. Any security breaches, computer malware, computer hacking, cyber-attacks, ransomware, phishing attacks and other social engineering schemes, denial or degradation of service attacks, unauthorized access or use, device theft, and other types of security incidents experienced by us or our third-party service providers, could expose us to a risk of loss of confidential, personal or proprietary information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for investigation, remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.
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

Due to differences between our legacy subscription-based pricing model and our transition to a consumption-based pricing model, we may not have visibility into our future financial position and results of operations.*
We have historically employed a subscription-based model and for contracts entered into prior to our consumption pricing model, we recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. As a result, due to this historical reliance on a subscription-based business model, the effects of the COVID-19 pandemic to date were not fully reflected in our results of operations until later periods.
Because our customers have flexibility in the timing of their consumption under our pricing model, we do not have the same visibility into the timing of revenue recognition as we did under the subscription-based model. There is a risk that customers will consume our platform at a different pace than we expect, and our actual results may differ from our forecasts.
Seasonality may cause fluctuations in our sales and operating results.*
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, driven largely by contract renewals, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption based pricing model in fiscal 2022, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.*
During the three months ended June 30, 2022, we derived approximately 34% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
In addition, in February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified pre-existing geopolitical tensions. It is not possible to predict the full extent of the broader consequences of Russia’s ongoing invasion of Ukraine, including sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflict.
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
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, and as we continue to expand internationally and adopt more flexible work arrangements, we may find it difficult to continue to maintain and develop our corporate culture. There have been changes in our senior executive management team resulting from the hiring, promotion, or departure of these personnel, and we expect to also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to the creation of new management systems and processes and differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to continue to adapt our corporate culture and work environments to such changing circumstances. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.*
As of June 30, 2022, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:
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
Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, which could adversely affect our business and results of operations.*
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity or debt capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Risks Related to Laws and Regulations
We are subject to stringent and rapidly changing laws, regulations, industry standards, contractual obligations, and other obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations by us, our customers, or third parties with whom we work could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.*
We, our customers, and third parties who we work with are subject to numerous evolving and increasingly stringent domestic and foreign laws and other obligations relating to privacy, data protection, and data security that are increasing the cost and complexity of operating our business.
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
In the United States, federal, state and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act of 2020 (“CPRA”) will substantially expand the CCPA effective January 1, 2023 and is expected to increase the risk of enforcement actions. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. Other states are considering or have also enacted privacy and data security laws. For example, Virginia, Utah, Colorado, and Connecticut have similarly enacted comprehensive privacy laws, all of which differ from the CCPA and become effective in 2023. A patchwork of differing state privacy and data security laws would increase the cost and complexity of operating our business and increase our exposure to liability.
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
We strive to comply with applicable privacy, data protection, and data security laws and other obligations, but we cannot fully determine the impact that current or future such laws and other obligations may have on our business or operations. Such laws or obligations may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal information on our behalf. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal, contractual, or other obligations relating to privacy, data protection, or data security, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.*
Our products are subject to U.S. export controls, and we incorporate encryption technology into certain of our products. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenues. Compliance may also create delays in the introduction of our product releases in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export of our products to some countries altogether. If we fail to comply, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of export or import privileges. For example, following Russia’s invasion of Ukraine in February 2022, the United States and other countries announced sanctions against Russia and Belarus, which include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus, and the United States and other countries could impose wider sanctions and take other actions as the conflict continues to escalate. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.
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
For example, U.S. tax legislation enacted in December 2017, which was modified by additional U.S. tax legislation enacted in March 2020, made a number of significant changes to the U.S. federal tax code. Future federal and applicable state tax law changes could also be enacted, including if federal tax law changes proposed in the fall of 2021 and in 2022 were to become law.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.*
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2022, we had 42 issued patents in the United States and abroad and 33 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.*
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
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
•provide that our board of directors is divided into three classes, with each class serving three-year staggered terms, until our 2023 annual meeting of stockholders when the classes will be fully phased out;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause until our 2023 annual meeting of stockholders;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the U.S. federal district courts will be the exclusive forums for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
General Risk Factors
Weakened global economic conditions may harm our industry, business, and results of operations.*
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the information technology industry may harm us. The United States and other key international economies have been impacted in the past by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation, rising interest rates and overall uncertainty with respect to the economy. Businesses may look to rationalize their spending in response to such factors, which may impact our sales and renewal rates and negatively impact our business. Further, global events such as Russia’s invasion of Ukraine may lead to or continue to result in disruption, instability, deterioration and volatility in global markets and industries that could negatively impact our business, financial condition and results of operations.
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
We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of any new standard that may be adopted may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs. If additional capital is not available, we may have to delay, reduce, or cease certain investments.*
We may in the future require additional capital to settle the Notes upon maturity, operate our business and respond to business opportunities that may arise, including the need to develop new products and platform capabilities or enhance our existing products and platform capabilities, enhance our operating infrastructure, protect our intellectual property, pursue possible acquisitions of complementary businesses and technologies, respond to a decline in the level of adoption or usage of our platform, or other circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially in light of recent volatility and disruptions in the debt and equity markets. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could require us to use a portion of our cash flows to make debt service payments, which could place us at a competitive disadvantage relative to our less leveraged peers. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock, including registration rights. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-36766	3.1	August 19, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36766	3.2	August 19, 2021
10.1	Form of Change in Control and Severance Agreement.					X
10.2	Addendum to Employment Contract between the Registrant and Steve Hurn, dated as of July 1, 2022.					X
10.3	Cooperation Agreement, dated June 6, 2022, by and between New Relic, Inc. and JANA Partners LLC	8-K	001-36766	10.1	June 6, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	August 4, 2022
		By:	/s/ Mark Sachleben
Mark Sachleben
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)