Form 10-Q
period 2022-09-30
NEW RELIC, INC.
filed 2022-11-09
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, there were 68,338,083 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•Weakened global economic conditions, including market volatility, a downturn or recession, rising inflation and interest rates, and the economic and other impacts of geopolitical conflicts, may harm our industry, business, and results of operations.
•Unfavorable movements in foreign exchange rates may harm our business and results of operations.
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
•Our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products, limit their use or adoption, and otherwise negatively affect our operating results and business.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$471,064	$268,695
Short-term investments	362,264	559,984
Accounts receivable, net of allowances of $2,562 and $3,073, respectively	112,612	226,182
Prepaid expenses and other current assets	25,172	29,447
Deferred contract acquisition costs	18,587	24,058
Total current assets	989,699	1,108,366
Property and equipment, net	62,183	68,368
Restricted cash	5,779	5,775
Goodwill	172,298	163,677
Intangible assets, net	18,453	15,636
Deferred contract acquisition costs, non-current	5,732	10,463
Lease right-of-use assets	44,599	50,465
Other assets, non-current	6,135	4,916
Total assets	$1,304,878	$1,427,666
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$34,459	$32,545
Accrued compensation and benefits	36,520	37,023
Other current liabilities	35,125	36,098
Convertible senior notes, current	498,851	—
Deferred revenue	284,130	398,754
Lease liabilities	11,025	11,103
Total current liabilities	900,110	515,523
Convertible senior notes, net	—	497,663
Lease liabilities, non-current	42,842	49,809
Deferred revenue, non-current	1,156	108
Other liabilities, non-current	18,863	20,173
Total liabilities	962,971	1,083,276
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	18,942	21,686
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2022 and March 31, 2022; 68,568 shares and 66,988 shares issued at September 30, 2022 and March 31, 2022, respectively; and 68,308 shares and 66,728 shares outstanding at September 30, 2022 and March 31, 2022, respectively	68	66
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,215,315	1,114,221
Accumulated other comprehensive loss	(11,833)	(8,012)
Accumulated deficit	(880,322)	(783,308)
Total stockholders’ equity	322,965	322,704
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,304,878	$1,427,666
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue	$226,912	$195,694	$443,371	$376,178
Cost of revenue	64,783	64,262	128,676	123,526
Gross profit	162,129	131,432	314,695	252,652
Operating expenses:
Research and development	68,730	51,368	133,499	100,098
Sales and marketing	96,203	93,067	200,623	195,880
General and administrative	42,483	34,014	81,513	77,579
Total operating expenses	207,416	178,449	415,635	373,557
Loss from operations	(45,287)	(47,017)	(100,940)	(120,905)
Other income (expense):
Interest income	2,425	724	3,535	1,662
Interest expense	(1,233)	(1,228)	(2,465)	(2,454)
Other income (expense)	207	(43)	(2)	(379)
Loss before income taxes	(43,888)	(47,564)	(99,872)	(122,076)
Income tax provision (benefit)	(381)	506	(114)	53
Net loss	$(43,507)	$(48,070)	$(99,758)	$(122,129)
Net loss and adjustment attributable to redeemable non-controlling interest	(3,268)	(5,699)	2,744	(10,054)
Net loss attributable to New Relic	$(46,775)	$(53,769)	$(97,014)	$(132,183)
Net loss attributable to New Relic per share, basic and diluted	$(0.70)	$(0.84)	$(1.45)	$(2.07)
Weighted-average shares used to compute net loss per share, basic and diluted	67,207	64,277	66,816	63,811
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to New Relic	$(46,775)	$(53,769)	$(97,014)	$(132,183)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,885)	(358)	(3,821)	(1,189)
Comprehensive loss attributable to New Relic	$(48,660)	$(54,127)	$(100,835)	$(133,372)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022								Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	67,542	$67	$1,152,613	260	$(263)	$(9,948)	$(833,547)	$308,922	64,966	$64	$962,512	260	$(263)	$(850)	$(611,320)	$350,143
Issuance of common stock upon exercise of stock options	173	—	4,777	—	—	—	—	4,777	123	—	2,782	—	—	—	—	2,782
Issuance of common stock for vested restricted stock units	480	1	(1)	—	—	—	—	—	450	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	103	—	6,062	—	—	—	—	6,062	100	—	5,417	—	—	—	—	5,417
Issuance of common stock related to acquisition of business	270	—	12,112	—	—	—	—	12,112	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	39,752	—	—	—	—	39,752	—	—	37,653	—	—	—	—	37,653
Other comprehensive loss, net	—	—	—	—	—	(1,885)	—	(1,885)	—	—	—	—	—	(358)	—	(358)
Net loss attributable to New Relic	—	—	—	—	—	—	(46,775)	(46,775)	—	—	—	—	—	—	(53,769)	(53,769)
Balance at end of period	68,568	$68	$1,215,315	260	$(263)	$(11,833)	$(880,322)	$322,965	65,639	$65	$1,008,363	260	$(263)	$(1,208)	$(665,089)	$341,868

	Six Months Ended September 30, 2022								Six Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	66,988	$66	$1,114,221	260	$(263)	$(8,012)	$(783,308)	$322,704	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975
Effect of adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(100,136)	—	—	—	54,210	(45,926)
Issuance of common stock upon exercise of stock options	269	—	6,502	—	—	—	—	6,502	315	—	7,614	—	—	—	—	7,614
Issuance of common stock for vested restricted stock units	938	2	(2)	—	—	—	—	—	804	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	103	—	6,062	—	—	—	—	6,062	100	—	5,417	—	—	—	—	5,417
Issuance of common stock related to acquisition of business	270	—	12,112	—	—	—	—	12,112	401	—	13,487	—	—	—	—	13,487
Stock-based compensation expense	—	—	76,420	—	—	—	—	76,420	—	—	80,673	—	—	—	—	80,673
Other comprehensive loss, net	—	—	—	—	—	(3,821)	—	(3,821)	—	—	—	—	—	(1,189)	—	(1,189)
Net loss attributable to New Relic	—	—	—	—	—	—	(97,014)	(97,014)	—	—	—	—	—	—	(132,183)	(132,183)
Balance at end of period	68,568	$68	$1,215,315	260	$(263)	$(11,833)	$(880,322)	$322,965	65,639	$65	$1,008,363	260	$(263)	$(1,208)	$(665,089)	$341,868

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss attributable to New Relic	$(97,014)	$(132,183)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	(2,744)	10,054
Net loss:	$(99,758)	$(122,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,298	45,426
Stock-based compensation expense	74,734	79,758
Amortization of debt discount and issuance costs	1,188	1,176
Loss on facilities exit	2,717	—
Other	(588)	(124)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	113,570	70,924
Prepaid expenses and other assets	2,075	(2,362)
Deferred contract acquisition costs	(3,489)	(758)
Lease right-of-use assets	5,411	5,077
Accounts payable	1,544	15,191
Accrued compensation and benefits and other liabilities	(5,519)	(12,111)
Lease liabilities	(7,045)	(4,177)
Deferred revenue	(113,575)	(103,022)
Net cash provided by (used in) operating activities	5,563	(27,131)
Cash flows from investing activities:
Purchases of property and equipment	(2,416)	(2,826)
Proceeds from sale of property and equipment	1,724	—
Cash paid for acquisition, net of cash acquired	(257)	(7,192)
Purchases of short-term investments	(50,373)	(134,350)
Proceeds from sale and maturity of short-term investments	243,475	155,613
Capitalized software development costs	(7,907)	(6,047)
Net cash provided by investing activities	184,246	5,198
Cash flows from financing activities:
Proceeds from employee stock purchase plan	6,062	5,417
Proceeds from exercise of employee stock options	6,502	7,614
Net cash provided by financing activities	12,564	13,031
Net increase (decrease) in cash, cash equivalents and restricted cash	202,373	(8,902)
Cash, cash equivalents and restricted cash at beginning of period	274,470	246,463
Cash, cash equivalents and restricted cash at end of period	$476,843	$237,561
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$471,064	$231,918
Restricted cash	5,779	5,643
Total cash, cash equivalents and restricted cash	$476,843	$237,561
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$2,196	$131
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$93	$77
Issuance of common stock for the acquisition of business	$12,112	$13,487
Acquisition holdback	$3,300	$7,250
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
COVID-19—The COVID-19 pandemic has resulted in a global slowdown of economic activity that is expected to continue. The extent of any continuing impact to the Company’s financial condition or results of operations is uncertain, particularly as the COVID-19 pandemic continues to persist for an extended period of time.
Concentration of Risk—There was no customer that represented more than 10% of the Company’s accounts receivable balance as of September 30, 2022 or March 31, 2022. There was no customer that individually exceeded 10% of the Company’s revenue during the three or six months ended September 30, 2022 or 2021.

Revenue Recognition—The Company generates revenue from subscription-based arrangements and usage-based arrangements that allow customers to access its products and/or platform. The Company typically sells (1) a subscription agreement for a committed contractual amount that is apportioned ratably on a monthly basis over the term of the subscription period, which may or may not include a usage overage component, (2) a subscription agreement for a committed contractual amount where usage is drawn down as utilized, and (3) a usage-based arrangement that is billed based on usage (“Pay as You Go”).
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
Depending on the nature of the contract, revenue from subscription-based arrangements is recognized on a ratable basis over the contractual subscription period of the arrangement or recognized as usage is incurred.
Usage above the commitment is either recognized as incurred or as an estimate of usage above the minimum commitment. Usage above the minimum commitment is estimated by looking at usage in previous months and other factors and projecting out for the rest of the contract. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations - Accounting for Contract Liabilities from Contracts with Customers (Topic 805), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under ASC 606 as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after April 1, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.
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

2.    Business Combinations
K2 Cyber Security Inc.
On September 14, 2022, the Company acquired all of the equity interests in K2 Cyber Security Inc. (“K2”), a company that provides a differentiated, signatureless approach to vulnerability and hack detection. The aggregate purchase price of $16.6 million consisted of approximately (i) $4.5 million in cash (of which the Company held back approximately $3.3 million for 18 months after the transaction closing date for indemnification purposes, which has been accrued as a long-term liability) and (ii) 202,752 shares of the Company’s common stock with an aggregate fair value of approximately $12.1 million, after taking into account the holdback arrangement with the K2 founders, as described below. The fair value of the consideration transferred was determined based on a $59.74 per share price of the Company’s common stock on the closing date of the acquisition.
The total purchase price was allocated to the developed technology acquired with an estimated useful life of three years and net assets assumed. Deferred tax related to the developed technology was deemed immaterial. The excess purchase price was recorded as goodwill, as set forth below. Goodwill generated from the acquisition is attributable to expected synergies from future growth and is not deductible for tax purposes.

The following table presents the preliminary purchase price allocation related to the acquisition (in thousands):

Cash consideration	$4,497
Fair value of common shares	$16,132
Total consideration	$20,629
Post-business combination compensation expense	$(4,019)
Total purchase price	$16,610
Net assets assumed	$(589)
Developed technology acquired	$(7,400)
Goodwill	$8,621
The acquisition has been accounted for as a business combination in accordance with ASC 805. The estimated fair value of developed technology acquired of $7.4 million was determined through the use of a third-party valuation firm using cost approach methodology. The direct transaction costs of the acquisition have been accounted for separately from the business combination and expensed as incurred. Total direct transaction costs incurred by the Company were $0.9 million, which were included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2022. The Company paid approximately $0.6 million in acquisition-related expenses incurred by K2 for its advisors which were included as part of the purchase consideration. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and pro forma disclosures have not been presented.
The acquisition also included a holdback arrangement with the two founders of K2, totaling approximately 67,278 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $4.0 million and was excluded from the aggregate purchase price. These awards will be recognized as stock-based compensation expenses over the vesting period, which is 24 and 36 months for the two founders, respectively.
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
The acquisition also included a holdback arrangement with certain employees of CodeStream, totaling approximately 199,492 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $13.3 million and was excluded from the aggregate purchase price. These awards are being recognized as stock-based compensation expense over the vesting period, which is 42 months.

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396 million Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156 million Japanese Yen) and approximately $1.0 million (104 million Japanese Yen), respectively, to subscribe to additional shares. As of September 30, 2022, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of September 30, 2022, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $2.7 million at September 30, 2022.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below (in thousands):

	Six Months Ended September 30,
	2022	2021
Balance, beginning of period	$21,686	$3,389
Net loss attributable to redeemable non-controlling interest	(74)	(181)
Adjustment to redeemable non-controlling interest	(2,670)	10,235
Balance, end of period	$18,942	$13,443

4.     Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2022 and March 31, 2022 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$375,809	$—	$—	$375,809
Short-term investments:
Certificates of deposit	—	51,646	—	51,646
Commercial paper	—	2,926	—	2,926
Corporate notes and bonds	—	82,735	—	82,735
U.S. treasury securities	224,957	—	—	224,957
Restricted cash:
Money market funds	5,779	—	—	5,779
Total	$606,545	$137,307	$—	$743,852
Included in cash and cash equivalents				$375,809
Included in short-term investments				$362,264
Included in restricted cash				$5,779

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$109,327	$—	$—	$109,327
Short-term investments:
Certificates of deposit	—	126,885	—	126,885
Commercial paper	—	27,861	—	27,861
Corporate notes and bonds	—	85,065	—	85,065
U.S. treasury securities	320,173	—	—	320,173
Restricted cash:
Money market funds	5,775	—	—	5,775
Total	$435,275	$239,811	$—	$675,086
Included in cash and cash equivalents				$109,327
Included in short-term investments				$559,984
Included in restricted cash				$5,775
There were no transfers between fair value measurement levels during the six months ended September 30, 2022 and 2021.
The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities.

The following table presents the Company’s available-for-sale securities as of September 30, 2022 (in thousands):

	Available-for-sale Investments as of September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$52,000	$—	$(354)	$51,646
Commercial paper	2,953	—	(27)	2,926
Corporate notes and bonds	86,193	—	(3,458)	82,735
U.S. treasury securities	231,243	—	(6,286)	224,957
Total available-for-sale investments	$372,389	$—	$(10,125)	$362,264
The following table presents the Company’s available-for-sale securities as of March 31, 2022 (in thousands):

	Available-for-sale Investments as of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$127,500	$—	$(615)	$126,885
Commercial paper	27,946	—	(85)	27,861
Corporate notes and bonds	87,259	—	(2,194)	85,065
U.S. treasury securities	323,584	79	(3,490)	320,173
Total available-for-sale investments	$566,289	$79	$(6,384)	$559,984
As of September 30, 2022 and March 31, 2022, securities that were in an unrealized loss position for more than 12 months were $5.3 million and $1.3 million, respectively. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. The unrealized losses on these investments are not considered other-than-temporary impairment, because the decline in fair value is not attributable to credit quality and because the Company does not intend, and it is not likely that it will be required, to sell these securities before recovery of their amortized cost basis. As a result, the Company did not consider any available-for-sale securities to be impaired as of September 30, 2022 and March 31, 2022.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2022 and March 31, 2022 (in thousands):

	September 30, 2022	March 31, 2022
Due within one year	$230,113	$354,774
Due after one year and within three years	132,151	205,210
Total	$362,264	$559,984
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of September 30, 2022, the fair value of the Notes was $443.5 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.     Contract Acquisition Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions. The balances of deferred costs to obtain customer contracts were $24.3 million and $34.5 million as of September 30, 2022 and March 31, 2022, respectively. In the three months ended September 30, 2022 and 2021, amortization from amounts capitalized was $6.5 million and $9.6 million, respectively. In the six months ended September 30, 2022 and 2021, amortization from amounts capitalized was $13.7 million and $19.8 million, respectively. In the three months ended September 30, 2022 and 2021, amounts expensed as incurred were $14.0 million and $15.4 million, respectively. In the six months ended September 30, 2022 and 2021, amounts expensed as incurred were $28.5 million and $29.5 million, respectively. The Company had no impairment loss in relation to costs capitalized.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Computers, software, and equipment	$14,825	$13,854
Site operation equipment	58,310	67,726
Furniture and fixtures	5,082	5,772
Leasehold improvements	38,958	49,756
Capitalized software development costs	87,386	79,808
Total property and equipment	204,561	216,916
Less: accumulated depreciation and amortization	(142,378)	(148,548)
Total property and equipment, net	$62,183	$68,368
Depreciation and amortization expense related to property and equipment was $7.3 million and $10.8 million for the three months ended September 30, 2022 and 2021, respectively, and $15.2 million and $21.6 million for the six months ended September 30, 2022 and 2021, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes will mature on May 1, 2023, unless earlier converted or repurchased. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. During the three and six months ended September 30, 2022, the conditions allowing holders of the Notes to convert have not been met.
The Notes were convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2022, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events as set forth in the indenture governing the Notes.
On or after November 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes. The default settlement method, which is cash up to the principal amount of the Notes and shares for any excess conversion value, will apply to any such conversions after November 1, 2022, and the Company currently intends to satisfy its conversion obligation with the holders of the Notes in cash.
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
The Notes became current and were reclassified to short-term effective in the first quarter of fiscal year 2023. For the three months ended September 30, 2022, the effective interest rate for the Notes was 0.98%. The net carrying amount of the liability component of the Notes was as follows (in thousands):

	September 30, 2022	March 31, 2022
Principal	$500,250	$500,250
Unamortized issuance costs	(1,399)	(2,587)
Net carrying amount	$498,851	$497,663
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Amortization of issuance costs	$595	$589	1,188	1,176
Contractual interest expense	623	623	1,247	1,248
Total interest expense	$1,218	$1,212	$2,435	$2,424

8.     Goodwill and Purchased Intangibles Assets
In September 2022, the Company acquired all of the equity interests in K2. As of the closing of the acquisition, the estimated fair value of the acquired developed technology and goodwill was $7.4 million and $8.6 million, respectively. Refer to Note 2 — Business Combinations for more information.
The changes in the carrying amount of goodwill for the six months ended September 30, 2022 consisted of the following (in thousands):

Goodwill as of March 31, 2022	$163,677
Goodwill acquired	8,621
Goodwill as of September 30, 2022	$172,298
Purchased intangible assets subject to amortization as of September 30, 2022 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$34,900	$(16,447)	$18,453
Purchased intangible assets subject to amortization as of March 31, 2022 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,500	$(11,864)	$15,636
Amortization expense of purchased intangible assets was $2.3 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $4.6 million and $3.4 million for the six months ended September 30, 2022 and 2021, respectively, and is included in cost of revenue on the Company’s condensed consolidated statements of operations.
Estimated future amortization expense as of September 30, 2022 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Future Amortization Expense
2023 (remaining six months)	$5,650
2024	7,100
2025	4,470
Thereafter	1,233
$18,453

9.     Leases
The Company leases office space under non-cancelable operating leases, which expire from 2023 to 2031. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.
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

In the second quarter of fiscal 2023, the Company evaluated its real estate portfolio and decided to abandon certain office space leases. For the three months ended September 30, 2022, the Company recorded a $1.5 million cost associated with leasehold improvement write-offs and $1.2 million of acceleration of right-of-use assets.
The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

	September 30, 2022	March 31, 2022
Assets
Lease right-of-use-assets	$44,599	$50,465
Liabilities
Lease liabilities	$11,025	$11,103
Lease liabilities, non-current	42,842	49,809
Total operating lease liabilities	$53,867	$60,912
As of September 30, 2022, the weighted average remaining lease term was 4.9 years and the weighted average discount rate was 6.9%.
The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$3,360	$3,481	$6,873	$6,954
Short-term lease expense	205	153	451	303
Variable lease expense	854	731	1,498	1,363
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Six Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$7,359	$7,567
Operating lease assets obtained in exchange for new lease liabilities (1)	245	319
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of September 30, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2023 (remaining six months)	$7,012
2024	13,658
2025	11,315
2026	11,528
2027	12,081
2028	6,185
Thereafter	2,014
Total operating lease payments	$63,793
Less imputed interest	(9,926)
Total operating lease liabilities	$53,867
10.    Commitments and Contingencies
Purchase Commitments—As of September 30, 2022 and March 31, 2022, the Company had purchase commitments of $567.4 million and $549.4 million, respectively, primarily related to data center, cloud and hosting services.

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

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. For the six months ended September 30, 2022, 102,750 shares of common stock were purchased under the ESPP. For the six months ended September 30, 2021, 100,309 shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $1.5 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $2.8 million and $1.9 million for the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, 3,384,792 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2022, there were 15,400,450 shares available for issuance under the 2014 Plan.

The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance-based restricted stock unit (“PSU”) award activities for the six months ended September 30, 2022 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2022	1,663	$54.66	5.6	$31,436	3,351	$70.04	2.6	$224,096	320	$86.88	1.8	$21,430
Granted	—	—			2,329	49.54			240	69.26
Exercised/vested	(269)	24.16		9,849	(808)	66.69			(130)	89.05
Canceled/forfeited	(73)	68.02			(653)	61.96			(3)	99.05
Outstanding - September 30, 2022	1,321	$60.13	5.5	$13,040	4,219	$60.61	2.5	$242,068	427	$76.23	2.0	$24,530
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
Stock-Based Compensation Expense—Stock-based compensation expense for employees and nonemployees was $39.9 million and $37.6 million for the three months ended September 30, 2022 and 2021, respectively, and $74.7 million and $79.8 million for the six months ended September 30, 2022 and 2021, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,533	$1,303	$2,877	$2,375
Research and development	14,442	12,147	27,728	23,111
Sales and marketing	12,874	13,548	23,457	25,082
General and administrative (1)	11,003	10,573	20,672	29,190
Total stock-based compensation expense (2)	$39,852	$37,571	$74,734	$79,758
(1) Includes $9.6 million acceleration of share-based payment expense for the six months ended September 30, 2021, for one of the Company’s executives due to his departure at the end of June 2021. There was no corresponding expense for the six months ended September 30, 2022.
(2) Includes $0.5 million stock-based compensation expense for the six months ended September 30, 2021, due to the restructuring activities commenced in the first quarter of fiscal 2022. There was no corresponding expense for the six months ended September 30, 2022. Refer to Note 16 — Restructuring for more information.
As of September 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options was $5.6 million, which is expected to be recognized over a weighted-average period of approximately 1.3 years. As of September 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested RSUs was $268.0 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of September 30, 2022, unrecognized stock-based compensation cost related to PSUs was $20.0 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

12.    Accounts Receivable, Deferred Revenue and Performance Obligations
In a response to the COVID-19 pandemic, the Company performed additional procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of September 30, 2022.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $4.2 million and $1.5 million as of September 30, 2022 and March 31, 2022, respectively. Deferred revenue represents consideration received from customers in excess of revenues recognized.
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Deferred revenue, beginning of period	$332,956	$317,502	$398,862	$375,268
Contributions from contract asset	565	99	1,699	1,640
Billings	178,677	150,339	328,096	271,516
Revenue recognized	(226,912)	(195,694)	(443,371)	(376,178)
Deferred revenue, end of period	$285,286	$272,246	$285,286	$272,246
For the three and six months ended September 30, 2022 and 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.
For the three and six months ended September 30, 2022, the Company recognized $7.9 million and $9.8 million, respectively, in revenue from performance obligations satisfied in prior periods. For the three and six months ended September 30, 2021, the Company recognized $9.7 million and $7.9 million, respectively, in revenue from performance obligations satisfied in prior periods.
The aggregate unrecognized transaction price of remaining performance obligations as of September 30, 2022 and 2021 was $602.3 million and $597.2 million, respectively. The Company expects to recognize more than 95% of the balance as revenue in the 24 months following September 30, 2022 and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.

13.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are indefinitely reinvested.
The Company recorded income tax benefit of $0.4 million and income tax expense of $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded income tax benefit of $0.1 million and income tax expense of $0.1 million for the six months ended September 30, 2022 and 2021, respectively. The income tax benefit for the three and six months ended September 30, 2022 is primarily related to tax benefit from foreign R&D credits, partially offset by foreign and U.S. state taxes. The income tax expense for the six months ended September 30, 2021 is impacted by a partial release of valuation allowance from the acquisition of CodeStream.
Based on the available evidence during the three and six months ended September 30, 2022, the Company believes it is not more-likely-than-not to realize tax benefits of U.S. and Japan losses incurred during the three and six months ended September 30, 2022. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses and foreign tax rate differences.

14.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options and unvested restricted common stock. As the Company had net losses for each of the three and six months ended September 30, 2022 and 2021, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the Conversion Option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of September 30, 2022.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to New Relic	$(46,775)	$(53,769)	$(97,014)	$(132,183)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	67,207	64,277	66,816	63,811
Net loss attributable to New Relic per share—basic and diluted	$(0.70)	$(0.84)	$(1.45)	$(2.07)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2022	2021
Options to purchase common stock	1,321	2,243
RSUs	4,219	3,881
PSUs	427	320
ESPP shares	55	43
	6,022	6,487

15.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
United States	$147,713	$133,405	$291,173	$256,440
EMEA	38,296	30,041	73,012	58,206
APAC	24,528	19,305	47,654	36,498
Other	16,375	12,943	31,532	25,034
Total revenue	$226,912	$195,694	$443,371	$376,178
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2022 and March 31, 2022.

16.    Restructuring
On August 17, 2022, the Company announced the adoption of a new restructuring plan to better align the Company’s organizational structure and operations with its strategic initiatives, resulting in a global workforce reduction and other cost saving initiatives. For the three months ended September 30, 2022, the Company recorded restructuring costs of approximately $7.2 million, comprised of $7.1 million in employee wages and termination benefits and $0.1 million associated with certain asset impairments directly attributable to the restructuring activities. The restructuring plan is expected to be substantially complete by the second quarter of fiscal 2023. There were no restructuring charges incurred for the three months ended September 30, 2021.
For the six months ended September 30, 2021, the Company recorded restructuring costs of approximately $12.8 million, comprised of $12.6 million in employee wages and termination benefits, inclusive of $0.5 million in stock-based compensation and $0.1 million associated with certain asset impairments directly attributable to the restructuring activities. The fiscal 2021 restructuring plan was substantially complete by the first quarter of fiscal 2022.
The following table shows the Company’s restructuring charges for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022			2021
	Severance and other employee costs	Asset impairment	Total	Severance and other employee costs	Stock-based compensation	Asset impairment	Total
Cost of Revenue	$404	$3	$407	$—	$—	$—	$—
Research and Development	1,414	21	1,435	—	—	—	—
Sales and Marketing	3,725	33	3,758	10,962	406	104	11,472
General and administrative	1,592	18	1,610	1,178	87	26	1,291
Total	$7,135	$75	$7,210	$12,140	$493	$130	$12,763

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
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), Non-GAAP Loss from Operations, a non-GAAP financial measure, is included in the section titled “Non-GAAP Financial Measures.” This non-GAAP financial measure is not meant to be considered in isolation or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our unaudited condensed consolidated financial statements prepared in accordance with GAAP. Our presentation of this non-GAAP financial measure may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the GAAP-to-non-GAAP reconciliation included in the section titled “Non-GAAP Financial Measures,” to more fully understand our business.
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
Our customers span the continuum from startups to the world’s largest corporations; the common thread among all of the users of our products is a desire to offer their constituents a top-tier digital experience. We primarily sell our platform on a consumption model; customers on this pricing model pay for data ingest and provisioned users. We engage with prospects and customers directly through our field, inside sales teams and on our website, as well as indirectly through channel partners. The majority of our customers are on either “Pay as You Go” contracts where they are charged for usage in arrears, or commitment contracts where they commit to an amount of spend over their contracted period in exchange for a discount on their usage pricing. Our contracts are typically annual or multi-year in term length and are either billed upfront or in arrears. Usage in excess of the commitment is generally invoiced in arrears.
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
Our revenue for the three months ended September 30, 2022 and 2021 was $226.9 million and $195.7 million, respectively, representing year-over-year growth of 16%. For the six months ended September 30, 2022 and 2021, our revenue was $443.4 million and $376.2 million, respectively, representing year-over-year growth of 18%. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $46.8 million and $53.8 million for the three months ended September 30, 2022 and 2021, respectively, and $97.0 million and $132.2 million for the six months ended September 30, 2022 and 2021, respectively. Our accumulated deficit as of September 30, 2022 was $880.3 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 17%, 11%, and 7%, respectively, of our revenue for the three months ended September 30, 2022, and 15%, 10%, and 7%, respectively, of our revenue for the three months ended September 30, 2021. Our revenue from those regions constituted 16%, 11%, and 7%, respectively, of our revenue for the six months ended September 30, 2022, and 15%, 10%, and 7%, respectively, of our revenue for the six months ended September 30, 2021. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
Impact of the Ongoing COVID-19 Pandemic and Current Economic Conditions
The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which they will impact our future results of operations and overall financial performance remains uncertain. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration of the pandemic, the successful rollout of vaccines and the efficacy and durability of such vaccines, especially in light of the emergence of new variant strains; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; impact on our employee recruitment and attrition; and effect on our vendors, all of which remain uncertain and cannot be predicted at this time.
We currently allow most of our employees to continue to work remotely if they prefer and as additional COVID-19 variants emerge, we will continue to evaluate our workforce strategies and operations, taking into consideration factors such as treatments, vaccine progress, and public health recommendations. We also continue to evaluate our real estate needs and have in the past made the decision to exit certain office space leases. As we continue to assess our return-to-office needs, we are planning to exit additional office space leases which could result in further losses associated with our real estate lease assets. Our revenue and deferred revenue have been, in part, negatively impacted by the slowdown in activity associated with the COVID-19 pandemic and uncertainty with respect to the current economic conditions impacted by supply chain disruption, market volatility, inflation, rising interest rates, and labor shortages, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic and the current economic uncertainty continues to persist for an extended period of time. With the recent weakening of multiple major foreign currencies against the U.S. dollar, we are seeing more significant impact from exchange rates on our revenue growth in the second quarter of fiscal 2023 than in the previous quarter, and we expect the impact to be more significant in the next quarter if the U.S. dollar continues to strengthen. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic and the current economic conditions may also further impact these factors.
Factors Affecting Our Performance
Market Adoption of Our Platform. Our success, including our rate of customer expansions and renewals, is dependent on the market adoption of our platform. With the introduction of new technologies, the evolution of our platform and new market entrants, competition has intensified and we expect competition to further intensify in the future. We employ a land and expand business model centered around offering a platform that is open, connected and programmable. We believe that we have built a highly differentiated platform and we intend to continue to invest in building additional offerings, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our ability to improve market adoption of our platform will also depend on a number of other factors, including the competitiveness and pricing of our products, offerings of our competitors, success of international expansion, and effectiveness of our sales and marketing efforts. Our pricing strategy, which relies primarily upon a per-user license fee and payment based on the quantity of data ingested, our revenue is closely tied to the usage of our platform. Together with this pricing strategy, we also have a robust free tier and improved self-service capabilities, which we expect to continue to result in an increase in our ability to attract and convert free users into new paying customers.
Retention and Expansion. A key factor in our success is the retention and expansion of our platform usage with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As we improve our existing products and platform capabilities and introduce new products, we believe that the demand for our products will generally grow. We also believe that there is a significant opportunity for us to increase our revenue from sales to our current customers as they become more familiar with our products and adopt our products to address additional business use cases. In addition, we believe our pricing strategy allows sales resources to focus energy on helping customers increase their data ingestion and the number of users and use cases.
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
For the three-month period ended September 30, 2022, we had 15,300 Active Customer Accounts, which is up from 14,300 Active Customer Accounts for the three-month period ended September 30, 2021 and is up sequentially from 15,100 Active Customer Accounts for the three-month period ended June 30, 2022.
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
For the three-month period ended September 30, 2022, we had 1,171 Active Customer Accounts with trailing 12-month revenue greater than $100,000, which was a 16% increase compared to 1,011 for the three-month period ended September 30, 2021 and a 3% increase compared to 1,137 for the three-month period ended June 30, 2022.
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
The percentage of our total revenue that was from Active Customer Accounts with trailing 12-month revenue greater than $100,000 was 83% for the three-month period ended September 30, 2022, compared to 81% for the three-month period ended September 30, 2021 and 83% for the three-month period ended June 30, 2022.
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
Our NRR increased year-over-year to 119% for the period ended September 30, 2022, compared to 112% for the period ended September 30, 2021 and decreased quarter-over-quarter from 120% for the period ended June 30, 2022.
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
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of our shift to our consumption pricing model. We had remaining performance obligations in the amount of $602.3 million and $706.1 million as of September 30, 2022 and March 31, 2022, respectively, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of subscription plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period. The decline in remaining performance obligations is consistent with our transition from a subscription to a consumption model.
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
Cost of Revenue
Cost of revenue consists of expenses relating to hosting-related costs, salaries and benefits of operations and global customer support personnel, data center operations, depreciation and amortization, consulting costs, and payment processing fees. Personnel related costs consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the expected growth of our customer adoption and the number of products we offer, as customer usage is expected to continue to grow. Additionally, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. We are continuing to decrease the amount of capital expenditures on hosting equipment for use in our data center hosting facilities as we transition to greater dependence on cloud hosting providers. This public cloud migration has resulted and will continue to result in increased costs in the short term as we are incurring cloud migration costs, increased data ingest costs, as well as costs to maintain our data center operations.
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
Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. A significant majority of commissions are expensed as incurred. Previously commissions attributable to acquiring new customer contracts were capitalized and amortized on a straight-line basis over the anticipated period of benefit. Therefore, commission expenses will be larger until we have fully recognized the remaining capitalized commissions expenses from prior periods under our subscription model. Sales and marketing expenses also include the costs of our marketing and brand awareness programs, including our free tier offering.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Revenue	$226,912	$195,694	$443,371	$376,178
Cost of revenue (1)	64,783	64,262	128,676	123,526
Gross profit	162,129	131,432	314,695	252,652
Operating expenses:
Research and development (1)	68,730	51,368	133,499	100,098
Sales and marketing (1)	96,203	93,067	200,623	195,880
General and administrative (1)	42,483	34,014	81,513	77,579
Total operating expenses	207,416	178,449	415,635	373,557
Loss from operations	(45,287)	(47,017)	(100,940)	(120,905)
Other income (expense):
Interest income	2,425	724	3,535	1,662
Interest expense	(1,233)	(1,228)	(2,465)	(2,454)
Other income (expense)	207	(43)	(2)	(379)
Loss before income taxes	(43,888)	(47,564)	(99,872)	(122,076)
Income tax provision (benefit)	(381)	506	(114)	53
Net loss	$(43,507)	$(48,070)	$(99,758)	$(122,129)
Net loss and adjustment attributable to redeemable non-controlling interest	(3,268)	(5,699)	2,744	(10,054)
Net loss attributable to New Relic	$(46,775)	$(53,769)	$(97,014)	$(132,183)
Net loss attributable to New Relic per share, basic and diluted	$(0.70)	$(0.84)	$(1.45)	$(2.07)
Weighted-average shares used to compute net loss per share, basic and diluted	67,207	64,277	66,816	63,811
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$1,533	$1,303	$2,877	$2,375
Research and development	14,442	12,147	27,728	23,111
Sales and marketing	12,874	13,548	23,457	25,082
General and administrative (2)	11,003	10,573	20,672	29,190
Total stock-based compensation expense (3)	$39,852	$37,571	$74,734	$79,758
(2) Includes $9.6 million acceleration of share-based payment expense for the six months ended September 30, 2021 for one of our executives due to his departure at the end of June 2021. There was no corresponding expense for the six months ended September 30, 2022.
(3) Includes $0.5 million stock-based compensation expense for the six months ended September 30, 2021 due to the restructuring activities commenced in April 2021. There was no corresponding expense for the six months ended September 30, 2022. Refer to Note 16 — Restructuring contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	29	33	29	33
Gross profit	71	67	71	67
Operating expenses:
Research and development (1)	30	25	31	26
Sales and marketing (1)	42	48	45	52
General and administrative (1)	19	17	18	20
Total operating expenses	91	90	94	98
Loss from operations	(20)	(23)	(23)	(31)
Other income (expense):
Interest income	1	—	1	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
Loss before income taxes	(20)	(24)	(23)	(32)
Income tax provision (benefit)	—	—	—	—
Net loss	(20)%	(24)%	(23)%	(32)%
Net loss and adjustment attributable to redeemable non-controlling interest	(1)	(3)	1	(3)
Net loss attributable to New Relic	(21)%	(27)%	(22)%	(35)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	6	6	6	6
Sales and marketing	6	7	5	6
General and administrative	5	5	5	8
Total stock-based compensation expense	18%	19%	17%	21%
Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
United States	$147,713	$133,405	$14,308	11%	$291,173	$256,440	$34,733	14%
EMEA	38,296	30,041	8,255	27	73,012	58,206	14,806	25
APAC	24,528	19,305	5,223	27	47,654	36,498	11,156	31
Other	16,375	12,943	3,432	27	31,532	25,034	6,498	26
Total revenue	$226,912	$195,694	$31,218	16%	$443,371	$376,178	$67,193	18%
Total revenue increased $31.2 million, or 16%, in the three months ended September 30, 2022 compared to the same period of 2021. Our revenue from the United States increased $14.3 million, or 11%, our revenue from EMEA increased $8.3 million, or 27%, our revenue from APAC increased $5.2 million, or 27%, and our revenue from other regions increased $3.4 million, or 27% in the three months ended September 30, 2022, compared to the same period of 2021, primarily as a result of growth in our customer base and increase in consumption.

Total revenue increased $67.2 million, or 18%, in the six months ended September 30, 2022 compared to the same period of 2021. Our revenue from the United States increased $34.7 million, or 14%, our revenue from EMEA increased $14.8 million, or 25%, our revenue from APAC increased $11.2 million, or 31%, and our revenue from other regions increased $6.5 million, or 26% in the six months ended September 30, 2022, compared to the same period of 2021, primarily as a result of growth in our customer base and increase in consumption in addition to revenue recognized from variable consideration.
Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue	$64,783	$64,262	$521	1%	$128,676	$123,526	$5,150	4%
Cost of revenue increased $0.5 million, or 1%, in the three months ended September 30, 2022, compared to the same period of 2021. The increase was primarily due to a $2.1 million increase in personnel-related costs, driven by increases in salary and equity-based compensation, and a $0.9 million increase in hosting-related costs. The increase was partially offset by a $2.4 million decrease in depreciation and amortization expense.
Cost of revenue increased $5.2 million, or 4%, in the six months ended September 30, 2022, compared to the same period of 2021. The increase was primarily due to a $6.0 million increase in hosting-related costs as a result of the additional expenses incurred in connection with our public cloud migration as well as increased data ingest costs, a $3.9 million increase in personnel-related costs, driven by increases in salary and equity-based compensation, and a $0.6 million increase in other miscellaneous expenses. The increase was partially offset by a $5.1 million decrease in depreciation and amortization expense.
Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$68,730	$51,368	$17,362	34%	$133,499	$100,098	$33,401	33%
Research and development expenses increased $17.4 million, or 34%, in the three months ended September 30, 2022 compared to the same period of 2021. The increase was primarily a result of an increase in personnel-related costs of $14.1 million, driven by an increase in headcount, salary and equity-based compensation, a $2.5 million increase in allocated costs, including facilities and depreciation, and a $0.7 million increase in travel expenses.
Research and development expenses increased $33.4 million, or 33%, in the six months ended September 30, 2022 compared to the same period of 2021. The increase was primarily a result of an increase in personnel-related costs of $25.9 million, driven by an increase in headcount, salary and equity-based compensation, a $3.9 million increase in allocated costs, including facilities and depreciation, a $2.3 million increase in travel expenses, and a $1.4 million increase in other miscellaneous expenses. The increase was partially offset by a $0.3 million decrease in hosting service credits.
Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$96,203	$93,067	$3,136	3%	$200,623	$195,880	$4,743	2%
Sales and marketing expenses increased $3.1 million, or 3%, in the three months ended September 30, 2022 compared to the same period of 2021. The increase was primarily a result of a $3.8 million increase in travel expenses, a $2.5 million increase in marketing programs, and a $0.8 million increase in other miscellaneous expenses. The increase was partially offset by a $2.8 million decrease in allocated costs, including facilities and depreciation, and a $1.5 million decrease in consulting and software expenses.

Sales and marketing expenses increased $4.7 million, or 2%, in the six months ended September 30, 2022 compared to the same period of 2021. The increase was primarily a result of a $8.4 million increase in travel expenses, a $6.3 million increase in marketing programs, and a $0.9 million increase in other miscellaneous expenses. The increase was partially offset by a $6.0 million decrease in allocated costs, including facilities and depreciation, and a $3.6 million decrease in personnel-related costs. The decrease in personnel-related costs was due to the impact of higher restructuring costs that were incurred in the same period last year.
General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$42,483	$34,014	$8,469	25%	$81,513	$77,579	$3,934	5%
General and administrative expenses increased $8.5 million, or 25%, in the three months ended September 30, 2022 compared to the same period of 2021. The increase was primarily a result of an increase in personnel-related costs of $6.1 million driven by an increase in headcount, salary and equity-based compensation, a $1.5 million increase in travel expenses, a $0.6 million increase in miscellaneous expenses, and a $0.5 million increase in legal and accounting fees. The increase was partially offset by a $0.3 million decrease in consulting, software, and facilities expenses.
General and administrative expenses increased $3.9 million, or 5%, in the six months ended September 30, 2022 compared to the same period of 2021. The increase was primarily a result of a $3.0 million increase in travel expenses, a $1.3 million increase in other miscellaneous expenses, and a $0.8 million increase in personnel-related costs. The increase was partially offset by a $0.9 million decrease in allocated costs, including facilities and depreciation expenses, and a $0.2 million decrease in consulting and software expenses.

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Other income (expense)	$1,399	$(547)	$1,946	356%	$1,068	$(1,171)	$2,239	191%
Other income increased by $1.9 million, or 356%, in the three months ended September 30, 2022 compared to the same period of 2021. The increase was primarily a result of a $1.7 million increase in interest income and a $0.2 million decrease in other expenses.
Other income increased by $2.2 million, or 191%, in the six months ended September 30, 2022 compared to the same period of 2021. The increase was primarily a result of a $1.9 million increase in interest income and a $0.3 million decrease in other expenses.
Provision for (Benefit from) Income Tax

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$(381)	$506	$(887)	175%	(114)	53	$(167)	315%
We had an income tax benefit of $0.4 million for the three months ended September 30, 2022 as compared to an income tax expense of $0.5 million for the same period of 2021. The change of $0.9 million, or 175%, was mostly related to a tax benefit from foreign R&D credits.
We had an income tax benefit of $0.1 million for the six months ended September 30, 2022 as compared to an income tax expense of $0.1 million for the same period of 2021. The change of $0.2 million, or 315%, was mostly related to a tax benefit from foreign R&D credits.

Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(3,268)	$(5,699)	$2,431	43%	$2,744	$(10,054)	$12,798	127%
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $2.4 million, or 43%, in the three months ended September 30, 2022, compared to the same period of 2021. The decrease in loss and adjustment was related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by our share of associated losses.
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $12.8 million, or 127%, in the six months ended September 30, 2022, compared to the same period of 2021. The decrease in loss and adjustment was related to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by our share of associated losses.

Non-GAAP Financial Measures
Non-GAAP Income (Loss) From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, (5) amortization of debt discount and issuance costs, (6) the transaction costs related to acquisitions, (7) lawsuit litigation cost and other expense, (8) adjustment to redeemable non-controlling interest, and (9) restructuring charges. We use non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP income (loss) from operations to non-GAAP income (loss) from operations and a reconciliation of GAAP net income (loss) attributable to New Relic to non-GAAP net income (loss) attributable to New Relic. We believe non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic are useful to investors and others in assessing our operating performance due to the following factors:
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
Transaction costs related to acquisitions. We may from time to time incur direct transaction costs related to acquisitions. We believe it is useful to exclude such charges because we do not consider such amounts to be part of the ongoing operation of our business.
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
Restructuring charges. In April 2021, we commenced a restructuring plan to realign our cost structure to better reflect significant product and business model innovation over the prior 12 months. In August 2022, we commenced a new restructuring plan to realign our cost structure with our business needs as we move to focus our resources on top priorities. As a result of each of these restructuring plans, we incurred charges of approximately $7.2 million and $12.8 million for the six months ended September 30, 2022 and 2021, respectively, for employee terminations and other costs associated with the restructuring plans. We believe it is appropriate to exclude the restructuring charges because they are not indicative of our future operating results.
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
The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP income (loss) from operations to non-GAAP income (loss) from operations and our GAAP net income (loss) attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
GAAP loss from operations	$(45,287)	$(47,017)	$(100,940)	$(120,905)
Plus: Stock-based compensation expense	39,852	37,571	74,734	79,758
Plus: Amortization of purchased intangibles	2,292	1,676	4,583	3,352
Plus: Transaction costs related to acquisitions	929	—	929	361
Plus: Amortization of stock-based compensation capitalized in software development costs	748	620	1,493	1,040
Plus: Lawsuit litigation cost and other expense	262	—	88	—
Plus: Employer payroll tax on employee equity incentive plans	860	783	1,612	1,596
Plus: Restructuring charges (1)	7,210	(9)	7,210	12,270
Non-GAAP income (loss) from operations	$6,866	$(6,376)	$(10,291)	$(22,528)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
GAAP net loss attributable to New Relic	$(46,775)	$(53,769)	$(97,014)	$(132,183)
Plus: Stock-based compensation expense	39,852	37,571	74,734	79,758
Plus: Amortization of purchased intangibles	2,292	1,676	4,583	3,352
Plus: Transaction costs related to acquisitions	929	—	929	361
Plus: Amortization of stock-based compensation capitalized in software development costs	748	620	1,493	1,040
Plus: Lawsuit litigation cost and other expense	262	—	88	—
Plus: Employer payroll tax on employee equity incentive plans	860	783	1,612	1,596
Plus: Amortization of debt discount and issuance costs	594	589	1,187	1,176
Plus: Adjustment to redeemable non-controlling interest	3,196	5,840	(2,670)	10,235
Plus: Restructuring charges (1)	7,210	(9)	7,210	12,270
Non-GAAP net income (loss) attributable to New Relic	$9,168	$(6,699)	$(7,848)	$(22,395)
(1) For the six months ended September 30, 2021, restructuring related charge for the stock-based compensation expense of $0.5 million is included on its respective line items. There was no corresponding expense for the six months ended September 30, 2022.
Although we generated non-GAAP income from operations and non-GAAP net income attributable to New Relic in the three months ended September 30, 2022, and although we expect that these numbers will improve over time with increased efficiencies, we have generated non-GAAP loss from operations and non-GAAP net loss attributable to New Relic in prior recent periods.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities reduced by purchases of property and equipment and capitalized software development costs. We believe information regarding free cash flow provides useful supplemental information to investors.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$(37,446)	$(37,003)	$5,563	$(27,131)
Capital expenditures	(1,122)	(600)	(2,416)	(2,826)
Capitalized software development costs	(4,520)	(3,187)	(7,907)	(6,047)
Free cash flow (Non-GAAP)	$(43,088)	$(40,790)	$(4,760)	$(36,004)
Net cash provided by investing activities	$194,182	$791	$184,246	$5,198
Net cash provided by financing activities	$10,839	$8,234	$12,564	$13,031

Liquidity and Capital Resources

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Cash provided by (used in) operating activities	$5,563	$(27,131)
Cash provided by investing activities	184,246	5,198
Cash provided by financing activities	12,564	13,031
Net increase (decrease) in cash, cash equivalents and restricted cash	$202,373	$(8,902)
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
Operating Activities
During the six months ended September 30, 2022, cash provided by operating activities was $5.6 million as a result of a net loss of $99.8 million, adjusted by non-cash charges of $112.3 million and a change of $7.0 million in our operating assets and liabilities. The change in our operating assets and liabilities was primarily the result of a $113.6 million decrease in deferred revenue, a $7.0 million decrease in lease liabilities, a $5.5 million decrease in accrued compensation and benefits and other liabilities, and a $3.5 million decrease in deferred contract acquisition and fulfillment costs. This was partially offset by a $113.6 million decrease in accounts receivable, a $5.4 million decrease in lease right-of-use assets, a $2.1 million decrease in prepaid and other assets, and a $1.5 million increase in accounts payable.
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
Investing Activities
Cash provided by investing activities during the six months ended September 30, 2022 was $184.2 million, primarily as a result of proceeds from the maturity and sale of short-term investments of $243.5 million and proceeds from sale of property and equipment of $1.7 million. This was partially offset by the purchase of short-term investments of $50.4 million, an increase in capitalization of software development costs of $7.9 million, purchases of property and equipment of $2.4 million, and a net payment for an acquisition of $0.3 million.
Cash provided by investing activities during the six months ended September 30, 2021 was $5.2 million, primarily as a result of purchases of short-term investments of $134.4 million, cash paid for acquisition, net of cash acquired, of $7.2 million, purchases of property and equipment of $2.8 million, and increases in capitalization of software development costs of $6.0 million. This was partially offset by proceeds from the maturity and sale of short-term investments of $155.6 million.
Financing Activities
Cash provided by financing activities during the six months ended September 30, 2022 was $12.6 million, which was the result of proceeds received from the purchase of shares of common stock pursuant to our employee stock purchase plan of $6.1 million and from the exercise of stock options of $6.5 million.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2022 as compared to the critical accounting policies and estimates described in our Annual Report.
Recent Accounting Pronouncements
See Note 1 — Description of Business and Summary of Significant Accounting Policies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
The majority of our subscription and usage-based agreements are denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents of $471.1 million as of September 30, 2022, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $362.3 million as of September 30, 2022, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have seen indications of acceptance of our pricing model from our customers and the market in general, however, if our pricing model fails to gain continued or broader customer and market acceptance, our business and results of operations could be harmed. In addition, our evolving pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins.
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
We have a history of losses and our revenue growth rate could continue to decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.*
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $97.0 million and $132.2 million in the six months ended September 30, 2022 and 2021, respectively. At September 30, 2022, we had an accumulated deficit of $880.3 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
Weakened global economic conditions, including market volatility, any downturn or recession, rising inflation and interest rates, and the economic and other impacts of geopolitical conflicts, may harm our industry, business, and results of operations.*
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns, even those seemingly unrelated to us or the information technology industry, may harm us. The United States and other key international economies are being impacted by supply chain disruption, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation, rising interest rates, labor shortages and overall uncertainty with respect to the economy. Businesses may look, and in many cases are looking, to rationalize their spending in response to such factors, which could impact our sales and renewal rates and negatively impact our business. Further, global events, such as Russia’s invasion of Ukraine, may lead to or continue to result in disruption, instability, deterioration and volatility in global markets and industries that could negatively impact our business, financial condition and results of operations.
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
We are exposed to foreign currency exchange rate fluctuations, which may harm our business and results of operations.*
While we have historically transacted in U.S. dollars with substantially all of our customers and vendors, we have transacted in foreign currencies and will continue to transact in foreign currencies in the future. In addition, our international subsidiaries may maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and with the recent weakening of multiple major foreign currencies against the U.S. dollar, we are seeing more significant impact from exchange rates on our revenue growth in the second quarter of fiscal 2023 than in the previous quarter, and we expect the impact to be more significant in the next quarter if the U.S. dollar continues to strengthen. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.
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
The ongoing global coronavirus (“COVID-19”) pandemic could harm our business and results of operations.*
The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which they will impact our future results of operations and overall financial performance remains uncertain. While the rollout of COVID-19 vaccines is ongoing, the timing and speed of vaccination rollouts and acceptance and the lifting of occupancy limits and movement restrictions varies from location to location is evolving, and to varying degrees remains unknown.
In light of the ongoing uncertainty relating to the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we have reopened all our offices and held in-person meetings and events in compliance with applicable government orders and guidelines, the majority of our employees continue to work remotely and in-person meetings remain limited. While the travel bans and other restrictions that were implemented by federal, state, or local authorities at the beginning of the pandemic have been lifted or relaxed generally, some of these restrictions have been re-imposed in some areas at different times due to the proliferation of new variants, among other developments, and new restrictions may be implemented. While we have a distributed workforce and our employees are accustomed to working remotely, our workforce is not normally fully remote and our employees travel frequently to establish and maintain relationships with one another and with our customers, partners, and investors. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce. Furthermore, with most of our employees continuing to work remotely, we are at increased risk of cyber security-related breaches. We continue to take steps to monitor and enhance the security of our systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, IT infrastructure networks, and data upon which we rely. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which has and may continue to bring changes to our real estate lease assets.
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
Our operations involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, which customers might choose to have include some personally identifiable information. While we have developed systems and processes to protect the integrity, confidentiality and security of our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data and there can be no assurance that these measures will be effective.
Further, we may experience delays in developing and deploying remedial measures designed to address any identified vulnerabilities. Any security breaches, computer malware, computer hacking, cyber-attacks, ransomware, phishing attacks and other social engineering schemes, denial or degradation of service attacks, credential harvesting, internal and external personnel misconduct or error, unauthorized access or use, device theft, loss of data or information technology assets, and other types of security incidents experienced by us or our third-party service providers, could expose us to a risk of loss of confidential, personal or proprietary information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for investigation, remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.
Cyber-attacks, intrusions and other malicious internet-based activity including by threat actors, internal and external personnel (such as through theft or misuse), computer hackers, nation-state-supported actors, foreign governments and cyber terrorists, continue to increase generally as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such actors now engage and are expected to continue to engage in cyber-attacks for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversions of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments. Supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the information technology systems of our third-party partners with whom we work. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. Certain data privacy and security obligations may require us to implement and maintain specific, industry-standard, or reasonable security measures to protect our information technology systems and information. If our products or security measures are perceived as weak or actually compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our customers may curtail or stop using our products, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, with so many of our employees now working remotely due to the COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents. Moreover, if a high-profile security breach occurs with respect to another cloud platform provider, our customers and potential customers may lose trust in the security of cloud platforms generally, which could adversely impact our ability to retain existing customers or attract new ones. Additionally, future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.*
During the six months ended September 30, 2022, we derived approximately 34% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.*
Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. For example, in fiscal 2022, Lew Cirne, our founder and former Chief Executive Officer, transitioned from his role as Chief Executive Officer to Executive Chairman of our Board of Directors and Williams Staples, our former President and Chief Product Officer was promoted to Chief Executive Officer. In the first quarter of fiscal 2023, Mark Sachleben, our former Chief Financial Officer, retired from the position and transitioned into an advisory role at the company and David Barter became our Chief Financial Officer. In addition, Mark Dodds joined us as our Chief Revenue Officer in the second quarter of fiscal 2023.
Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. In addition, new executive hires may fail to achieve any anticipated benefits. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
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

If we fail to enhance our brand, or to do so in a cost-effective manner, our ability to expand our customer adoption will be impaired and our financial condition may suffer.*
We believe that our development of the New Relic brand is critical to achieving widespread awareness of our existing and future solutions, and, as a result, is important to attracting new customers and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts, including our ability to do so in a cost-effective manner, and on our ability to provide reliable and useful products at competitive prices. In the past, our efforts to build our brand have involved significant expenses, and we may have to expend significant resources again in the future in connection with brand promotion and marketing activities. Brand promotion and marketing activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
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
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.*
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in the third quarter of fiscal 2021, we acquired Pixie Labs Inc., a company that provides a next generation machine intelligence observability solution for developers using Kubernetes, in the first quarter of fiscal 2022, we acquired CodeStream Inc., a company that provides an integrated developer collaboration platform, and in the second quarter of fiscal 2023, we acquired K2 Cyber Security Inc., a company that provides a differentiated, signatureless approach to vulnerability and hack detection. Any acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.*
As of September 30, 2022, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments, such as those at maturity of the Notes, which occurs on May 1, 2023;
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
Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, which could adversely affect our business and results of operations.*
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, such as the amounts owed at maturity of the Notes on May 1, 2023, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity or debt capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, particularly during times of market volatility and general economic instability, which could result in a default on our debt obligations.
Further, holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indenture) before the maturity date of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes being surrendered or pay cash with respect to Notes being converted.
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
Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.*
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes and the potential dilution is not reduced or offset by the Capped Calls we entered into. The Notes became convertible at the option of their holders on November 1, 2022. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
Foreign laws relating to privacy, data protection, and data security are undergoing a period of rapid change and have become more stringent in recent years. For example, the General Data Protection Regulation (“GDPR”) took effect in the European Union (“EU”) in May 2018 and has also been transposed into national law in the United Kingdom (“UK”). The GDPR imposes strict requirements for processing personal information, and subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenues, restrictions or prohibitions on processing of personal information, and private litigation. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online, and a new regulation proposed in the EU called the e-Privacy Regulation may make such restrictions more stringent. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations.
Globally, certain jurisdictions have enacted data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the GDPR and other European data protection laws generally prohibit the transfer of personal information to countries outside the European Economic Area (“EEA,”), such as the United States, that are not considered by the European Commission to provide an adequate level of data protection. Swiss and UK law contain similar data transfer restrictions as the GDPR. The European Commission recently released a set of Standard Contractual Clauses (“SCCs”), a mechanism to transfer data outside of the EEA, which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from these jurisdictions, there remains some uncertainty regarding the future of these cross-border data transfers. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfers, which could increase the cost and complexity of doing business. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. The new SCCs may increase the legal risks and liabilities under European privacy, data protection, and data security laws. If we cannot implement a valid mechanism for cross-border personal information transfers, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, penalties, data processing restrictions or bans, interruption or degradation of our operations, the inability to transfer data and work with third parties, and reduced demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
Other foreign jurisdictions are also passing and proposing more stringent privacy, data protection and data security laws. For example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (“LGPD”), Australia Privacy Act of 1988, and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) impose strict requirements for processing the personal information of individuals and may apply to our operations.
In the United States, federal, state and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act of 2020 (“CPRA”) will substantially expand the CCPA effective

January 1, 2023, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. Other states are considering or have also enacted privacy and data security laws. For example, Virginia, Utah, Colorado, and Connecticut have similarly enacted comprehensive privacy laws, all of which differ from the CCPA and become effective in 2023. A patchwork of differing state privacy and data security laws would increase the cost and complexity of operating our business and increase our exposure to liability.
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
We strive to comply with applicable privacy, data protection, and data security laws and other obligations, but we cannot fully determine the impact that current or future such laws and other obligations may have on our business or operations. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Such laws or obligations may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal information on our behalf. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal, contractual, or other obligations relating to privacy, data protection, or data security, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.
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

We are subject to the tax laws of various jurisdictions, which are subject to unanticipated changes and to interpretation, which could harm our future results.*
We are subject to income taxes in the United States and foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in federal, state, or international tax laws and accounting principles.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements. Further, each jurisdiction has different rules and regulations governing sales and use, value added, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. In addition, the COVID-19 pandemic and resulting use of flexible work policies may increase the probability of payroll tax audits. Any tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward would effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.*
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2022, we had 43 issued patents in the United States and abroad and 29 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Our reliance upon open source software could negatively affect our ability to sell our products and subject us to possible litigation.*
We rely heavily upon open source software for the operation of our products and platform capabilities and expect to continue to do so in the future. During fiscal 2021, we strengthened this commitment when we announced that we are making our agents, integrations, and SDKs available under an open source license, and that we are standardizing our future observability offerings in OpenTelemetry, a Cloud Native Computing Foundation project that is an emerging standard for software instrumentation. As a result of our use of open source software in our offerings, as well as our contributions of code to open source software projects, we, including companies that we have acquired, may face claims from others claiming ownership of, or seeking to enforce the terms of, incompatible or conflicting licenses or other rights. This may include a demand to release the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the software we utilize change, additional licenses from third parties may be required or we may be forced to reengineer or discontinue our products and platform capabilities or incur additional costs. In addition, open source licensors generally do not provide warranties, support, indemnity, or assurance of title or controls on origin of the software which may lead to greater risks. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. While we have established processes to help alleviate these risks, we cannot assure that these measures will reduce or completely shield us from these risks. Moreover, we cannot be certain that we, including companies that we have acquired, have not incorporated software in our products and platform capabilities in a manner that is inconsistent with the terms of the applicable proprietary rights that may govern their use, or our own policies and procedures.

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
The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. GAAP from the adoption of recently issued accounting standards and other non-financial reporting standards could materially affect our financial position and results of operations.*
We prepare our financial statements in accordance with GAAP, which is subject to interpretation or changes by the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, certain choices in the method of implementation of any new standard that may be adopted may have an adverse impact on our potential as an acquirer or an acquiree in a business combination.
In addition, as we identify Environment, Social and Governance (“ESG”) topics for voluntary disclosure and work to align with the recommendations of the Sustainability Accounting Standards Board (“SASB”) and our own ESG materiality assessment, we have made and, in the future may continue to expand, our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processing and reporting are incomplete or inaccurate, or if we fail to achieve progress on our metrics on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs. If additional capital is not available, we may have to delay, reduce, or cease certain investments.*
We may in the future require additional capital to settle the Notes upon maturity on May 1, 2023, operate our business and respond to business opportunities that may arise, including the need to develop new products and platform capabilities or enhance our existing products and platform capabilities, enhance our operating infrastructure, protect our intellectual property, pursue possible acquisitions of complementary businesses and technologies, respond to a decline in the level of adoption or usage of our platform, or address other circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially in light of recent volatility and disruptions in the debt and equity markets. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and could require us to use a portion of our cash flows to make debt service payments, which could place us at a competitive disadvantage relative to our less leveraged peers. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock, including registration rights. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 14, 2022, we issued 270,030 shares of our common stock to former stockholders of K2 Cyber Security Inc. as partial consideration for the acquisition. The shares of common stock were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. See Note 2, Business Combinations contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 Part I of this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-36766	3.1	August 19, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36766	3.2	August 19, 2021
10.1	Form of Change in Control and Severance Agreement.	10-Q	001-36766	10.1	August 4, 2022
10.2	Addendum to Employment Contract between the Registrant and Steve Hurn, dated as of July 1, 2022.	10-Q	001-36766	10.2	August 4, 2022
10.3	Offer Letter between the Registrant and David Barter, dated as of August 1, 2022.					X
10.4	Offer Letter between the Registrant and Thomas Lloyd, dated as of August 17, 2022.					X
10.5	Offer Letter between the Registrant and Mark Dodds, dated as of August 26, 2022.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	November 8, 2022
		By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)