Form 10-Q
period 2022-12-31
NEW RELIC, INC.
filed 2023-02-07
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2023, there were 68,883,490 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•We have a history of losses and our revenue growth rate could decline over time, and as our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$506,815	$268,695
Short-term investments	293,356	559,984
Accounts receivable, net of allowances of $2,547 and $3,073, respectively	197,926	226,182
Prepaid expenses and other current assets	21,433	29,447
Deferred contract acquisition costs	16,805	24,058
Total current assets	1,036,335	1,108,366
Property and equipment, net	54,114	68,368
Restricted cash	5,786	5,775
Goodwill	172,298	163,677
Intangible assets, net	13,986	15,636
Deferred contract acquisition costs, non-current	6,691	10,463
Lease right-of-use assets	40,304	50,465
Other assets, non-current	5,657	4,916
Total assets	$1,335,171	$1,427,666
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$29,261	$32,545
Accrued compensation and benefits	40,446	37,023
Other current liabilities	26,472	36,098
Convertible senior notes, current	499,486	—
Deferred revenue	294,759	398,754
Lease liabilities	11,233	11,103
Total current liabilities	901,657	515,523
Convertible senior notes, net	—	497,663
Lease liabilities, non-current	40,983	49,809
Deferred revenue, non-current	7,243	108
Other liabilities, non-current	24,856	20,173
Total liabilities	974,739	1,083,276
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	18,335	21,686
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at December 31, 2022 and March 31, 2022; 69,118 shares and 66,988 shares issued at December 31, 2022 and March 31, 2022, respectively; and 68,857 shares and 66,728 shares outstanding at December 31, 2022 and March 31, 2022, respectively	68	66
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,258,562	1,114,221
Accumulated other comprehensive loss	(9,943)	(8,012)
Accumulated deficit	(906,327)	(783,308)
Total stockholders’ equity	342,097	322,704
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,335,171	$1,427,666
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue	$239,763	$203,591	$683,134	$579,769
Cost of revenue	61,316	68,793	189,992	192,319
Gross profit	178,447	134,798	493,142	387,450
Operating expenses:
Research and development	69,261	53,362	202,760	153,460
Sales and marketing	95,477	97,723	296,100	293,603
General and administrative	42,799	35,614	124,312	113,193
Total operating expenses	207,537	186,699	623,172	560,256
Loss from operations	(29,090)	(51,901)	(130,030)	(172,806)
Other income (expense):
Interest income	4,685	575	8,220	2,237
Interest expense	(1,283)	(1,228)	(3,748)	(3,682)
Other income (expense)	192	(268)	190	(647)
Loss before income taxes	(25,496)	(52,822)	(125,368)	(174,898)
Income tax provision	1,116	763	1,002	816
Net loss	$(26,612)	$(53,585)	$(126,370)	$(175,714)
Net loss and adjustment attributable to redeemable non-controlling interest	607	(9,121)	3,351	(19,175)
Net loss attributable to New Relic	$(26,005)	$(62,706)	$(123,019)	$(194,889)
Net loss attributable to New Relic per share, basic and diluted	$(0.38)	$(0.96)	$(1.83)	$(3.04)
Weighted-average shares used to compute net loss per share, basic and diluted	68,050	64,983	67,229	64,203
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss attributable to New Relic	$(26,005)	$(62,706)	$(123,019)	$(194,889)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1,890	(1,749)	(1,931)	(2,938)
Comprehensive loss attributable to New Relic	$(24,115)	$(64,455)	$(124,950)	$(197,827)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended December 31, 2022								Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	68,568	$68	$1,215,315	260	$(263)	$(11,833)	$(880,322)	$322,965	65,639	$65	$1,008,363	260	$(263)	$(1,208)	$(665,089)	$341,868
Issuance of common stock upon exercise of stock options	100	—	1,932	—	—	—	—	1,932	412	1	21,550	—	—	—	—	21,551
Issuance of common stock for vested restricted stock units	450	—	—	—	—	—	—	—	345	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	41,315	—	—	—	—	41,315	—	—	38,384	—	—	—	—	38,384
Other comprehensive income (loss), net	—	—	—	—	—	1,890	—	1,890	—	—	—	—	—	(1,749)	—	(1,749)
Net loss attributable to New Relic	—	—	—	—	—	—	(26,005)	(26,005)	—	—	—	—	—	—	(62,706)	(62,706)
Balance at end of period	69,118	$68	$1,258,562	260	$(263)	$(9,943)	$(906,327)	$342,097	66,396	$66	$1,068,297	260	$(263)	$(2,957)	$(727,795)	$337,348

	Nine Months Ended December 31, 2022								Nine Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	66,988	$66	$1,114,221	260	$(263)	$(8,012)	$(783,308)	$322,704	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975
Effect of adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(100,136)	—	—	—	54,210	(45,926)
Issuance of common stock upon exercise of stock options	369	—	8,434	—	—	—	—	8,434	727	1	29,164	—	—	—	—	29,165
Issuance of common stock for vested restricted stock units	1,388	2	(2)	—	—	—	—	—	1,149	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	103	—	6,062	—	—	—	—	6,062	100	—	5,417	—	—	—	—	5,417
Issuance of common stock related to acquisition of business	270	—	12,112	—	—	—	—	12,112	401	—	13,487	—	—	—	—	13,487
Stock-based compensation expense	—	—	117,735	—	—	—	—	117,735	—	—	119,057	—	—	—	—	119,057
Other comprehensive loss, net	—	—	—	—	—	(1,931)	—	(1,931)	—	—	—	—	—	(2,938)	—	(2,938)
Net loss attributable to New Relic	—	—	—	—	—	—	(123,019)	(123,019)	—	—	—	—	—	—	(194,889)	(194,889)
Balance at end of period	69,118	$68	$1,258,562	260	$(263)	$(9,943)	$(906,327)	$342,097	66,396	$66	$1,068,297	260	$(263)	$(2,957)	$(727,795)	$337,348

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss attributable to New Relic	$(123,019)	$(194,889)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	(3,351)	19,175
Net loss:	$(126,370)	$(175,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,989	66,787
Stock-based compensation expense	115,413	117,549
Amortization of debt discount and issuance costs	1,823	1,766
Loss on facilities exit	10,840	—
Other	2,008	(204)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	27,999	(3,053)
Prepaid expenses and other assets	5,277	(2,990)
Deferred contract acquisition costs	(8,711)	(1,668)
Lease right-of-use assets	7,919	6,743
Accounts payable	(3,808)	2,922
Accrued compensation and benefits and other liabilities	2,911	14,650
Lease liabilities	(8,696)	(5,888)
Deferred revenue	(96,859)	(67,228)
Net cash used in operating activities	(19,265)	(46,328)
Cash flows from investing activities:
Purchases of property and equipment	(2,774)	(3,177)
Proceeds from sale of property and equipment	1,773	—
Cash paid for acquisition, net of cash acquired	(7,507)	(7,192)
Purchases of short-term investments	(50,373)	(175,668)
Proceeds from sale and maturity of short-term investments	313,975	212,328
Capitalized software development costs	(12,194)	(9,406)
Net cash provided by investing activities	242,900	16,885
Cash flows from financing activities:
Proceeds from employee stock purchase plan	6,062	5,417
Proceeds from exercise of employee stock options	8,434	29,165
Net cash provided by financing activities	14,496	34,582
Net increase in cash, cash equivalents and restricted cash	238,131	5,139
Cash, cash equivalents and restricted cash at beginning of period	274,470	246,463
Cash, cash equivalents and restricted cash at end of period	$512,601	$251,602
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$506,815	$245,827
Restricted cash	5,786	5,775
Total cash, cash equivalents and restricted cash	$512,601	$251,602
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$3,694	$4,448
Noncash investing and financing activities:
Property and equipment purchased but not yet paid	$194	$3
Issuance of common stock for the acquisition of business	$12,112	$13,487
Acquisition holdback	$3,300	$7,250
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
Fiscal Year—The Company’s fiscal year ends on March 31. References to fiscal 2023 refer to the fiscal year ended March 31, 2023.
Basis of Presentation—The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, wholly owned or otherwise, and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on May 17, 2022 (the “Annual Report”).
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
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash balances at financial institutions that management believes are high-credit, quality financial institutions, where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2022 and March 31, 2022, 97% and 96%, respectively, of cash, cash equivalents, and restricted cash were concentrated in the United States. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with typical commercial banking relationships. For the purpose of assessing concentrations of credit risk and customer significance, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. There was no customer that represented more than 10% of the Company’s accounts receivable balance as of December 31, 2022 or March 31, 2022. There was no customer that individually exceeded 10% of the Company’s revenue during the three or nine months ended December 31, 2022 or 2021.

Significant Accounting Policies
Revenue Recognition—The Company generates revenue from consumption-based and subscription-based agreements that allow customers to access its products and/or platform over the internet as a service. The Company typically sells (1) a subscription-based agreement for a committed contractual amount that is apportioned ratably over the term of the subscription period, (2) a consumption-based agreement for a committed contractual amount where the committed contractual amount is drawn down as usage occurs and may or may not include a usage overage component, and (3) a consumption-based arrangement that is billed based on usage (“Pay as You Go”).
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
Usage above the commitment for consumption-based agreements is either recognized as revenue as the usage is incurred or as revenue as part of an estimate of total usage above the commitment. Total usage above the commitment is estimated by surveying usage in previous months along with other factors and projecting usage for the remaining term of the contract. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Revenue from subscription-based agreements is recognized on a ratable basis over the contractual subscription period of the agreement.
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
The total purchase price was allocated to the developed technology acquired with an estimated useful life of three years and net assets assumed. Deferred tax related to the developed technology was deemed immaterial. The excess purchase price was recorded as goodwill, as set forth below. Goodwill generated from the acquisition was attributable to expected synergies from future growth and was not deductible for tax purposes.

The following table presents the preliminary purchase price allocation related to the acquisition (in thousands):

Cash consideration	$4,497
Fair value of common shares	16,132
Total consideration	20,629
Post-business combination compensation expense	(4,019)
Total purchase price	16,610
Net assets assumed	(589)
Developed technology acquired	(7,400)
Goodwill	$8,621
The acquisition was accounted for as a business combination in accordance with ASC 805. The estimated fair value of developed technology acquired of $7.4 million was determined through the use of a third-party valuation firm using cost approach methodology. The direct transaction costs of the acquisition were accounted for separately from the business combination and expensed as incurred. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and pro forma disclosures have not been presented.
The acquisition also included a holdback arrangement with the two founders of K2, totaling approximately 67,278 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $4.0 million and was excluded from the aggregate purchase price. These awards are recognized as stock-based compensation expenses over the vesting period, which is 24 and 36 months for the two founders, respectively.
CodeStream Inc.
On June 8, 2021, the Company acquired all of the equity interests in CodeStream Inc. (“CodeStream”), a company that provides an integrated developer collaboration platform. The aggregate purchase price of $28.6 million consisted of approximately $15.1 million in cash (of which the Company held back approximately $7.3 million from the aggregate purchase price for 18 months after the transaction closing date, and all of which was subsequently paid out in December 2022 in accordance with the holdback term) and 202,561 shares of the Company’s common stock with an aggregate fair value of approximately $13.5 million. The fair value of the consideration transferred was determined based on a $66.58 per share price of the Company’s common stock on the closing date of the acquisition. The total purchase price was allocated to the developed technology acquired with an estimated useful life of three years, net assets assumed, and a deferred tax liability related to the developed technology. The excess purchase price was recorded as goodwill. The acquisition was accounted for as a business combination in accordance with ASC 805. The estimated fair value of developed technology acquired of $10.3 million was determined through the use of a third-party valuation firm using cost approach methodology. The business combination did not have a material impact on the condensed consolidated financial statements and therefore historical and proforma disclosures have not been presented.
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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396 million Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156 million Japanese Yen) and approximately $1.0 million (104 million Japanese Yen), respectively, to subscribe to additional shares. As of December 31, 2022, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.

All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2022, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $3.4 million at December 31, 2022.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below (in thousands):

	Nine Months Ended December 31,
	2022	2021
Balance, beginning of period	$21,686	$3,389
Net loss attributable to redeemable non-controlling interest	(348)	(275)
Adjustment to redeemable non-controlling interest	(3,003)	19,450
Balance, end of period	$18,335	$22,564

4.     Fair Value Measurements
The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents.
The Company’s restricted cash consists of compensating balances that must be maintained at a financial institution as collateral for the Company’s standby letters of credit relating to its property leases.
The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2022 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$420,517	$—	$—	$420,517
Short-term investments:
Certificates of deposit	—	29,386	—	29,386
Commercial paper	—	2,954	—	2,954
Corporate notes and bonds	—	83,018	—	83,018
U.S. treasury securities	177,998	—	—	177,998
Restricted cash:
Money market funds	5,786	—	—	5,786
Total	$604,301	$115,358	$—	$719,659
Included in cash and cash equivalents				$420,517
Included in short-term investments				$293,356
Included in restricted cash				$5,786

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$109,327	$—	$—	$109,327
Short-term investments:
Certificates of deposit	—	126,885	—	126,885
Commercial paper	—	27,861	—	27,861
Corporate notes and bonds	—	85,065	—	85,065
U.S. treasury securities	320,173	—	—	320,173
Restricted cash:
Money market funds	5,775	—	—	5,775
Total	$435,275	$239,811	$—	$675,086
Included in cash and cash equivalents				$109,327
Included in short-term investments				$559,984
Included in restricted cash				$5,775
There were no transfers between fair value measurement levels during the nine months ended December 31, 2022 and 2021.

The following table presents the Company’s available-for-sale securities as of December 31, 2022 (in thousands):

	Available-for-sale Investments as of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$29,500	$—	$(114)	$29,386
Commercial paper	2,974	—	(20)	2,954
Corporate notes and bonds	85,907	—	(2,889)	83,018
U.S. treasury securities	183,211	—	(5,213)	177,998
Total available-for-sale investments	$301,592	$—	$(8,236)	$293,356
The following table presents the Company’s available-for-sale securities as of March 31, 2022 (in thousands):

	Available-for-sale Investments as of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$127,500	$—	$(615)	$126,885
Commercial paper	27,946	—	(85)	27,861
Corporate notes and bonds	87,259	—	(2,194)	85,065
U.S. treasury securities	323,584	79	(3,490)	320,173
Total available-for-sale investments	$566,289	$79	$(6,384)	$559,984
The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors where the Company neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security, and other relevant credit-related factors in determining whether or not a credit loss exists. During the nine months ended December 31, 2022 and the twelve months ended March 31, 2022, the Company did not recognize an allowance for credit-related losses on any of its investments.
As of December 31, 2022 and March 31, 2022, securities that were in an unrealized loss position for more than 12 months were $5.5 million and $1.3 million, respectively. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. The unrealized losses on these investments are not considered other-than-temporary impairment, because the decline in fair value is not attributable to credit quality and because the Company does not intend, and it is not likely that it will be required, to sell these securities before recovery of their amortized cost basis. As a result, the Company did not consider any available-for-sale securities to be impaired as of December 31, 2022 and March 31, 2022.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of December 31, 2022 and March 31, 2022 (in thousands):

	December 31, 2022	March 31, 2022
Due within one year	$165,992	$354,774
Due after one year and within three years	127,364	205,210
Total	$293,356	$559,984
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of December 31, 2022, the fair value of the Notes was $443.7 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.    Revenue
Accounts Receivable and Contract Assets
The Company performed procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of December 31, 2022.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $2.8 million and $1.5 million as of December 31, 2022 and March 31, 2022, respectively. The Company has no asset impairment charges related to contract assets for the periods presented.
Deferred Revenue and Performance Obligations
Deferred revenue represents consideration received from customers in excess of revenues recognized. The following table presents the changes to the Company’s deferred revenue for each of the periods presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Deferred revenue, beginning of period	$285,286	$272,246	$398,862	$375,268
Contributions from contract asset	(1,381)	(1,022)	1,293	618
Billings	257,860	240,407	584,981	511,923
Revenue recognized	(239,763)	(203,591)	(683,134)	(579,769)
Deferred revenue, end of period	$302,002	$308,040	$302,002	$308,040
For the three and nine months ended December 31, 2022 and 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the three and nine months ended December 31, 2022, the Company recognized $7.5 million and $11.1 million, respectively, in revenue from performance obligations satisfied in prior periods. For the three and nine months ended December 31, 2021, the Company recognized $8.6 million and $9.7 million, respectively, in revenue from performance obligations satisfied in prior periods.
The aggregate unrecognized transaction price of the Company’s remaining performance obligations as of December 31, 2022 and 2021 was $726.1 million and $609.9 million, respectively. The Company expects approximately 75% to be recognized as revenue in the 12 months ending December 31, 2023, 93% of the balance as revenue in the 24 months following December 31, 2022, and the remainder thereafter based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.
The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized and does not include contract amounts which are cancellable by the customer and amounts associated with optional renewal periods.
Capitalized Contract Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions, if the Company expects the benefit of the contact acquisition costs to be greater than one year. The balances of deferred costs to obtain customer contracts were $23.5 million and $34.5 million as of December 31, 2022 and March 31, 2022, respectively. In the three months ended December 31, 2022 and 2021, amortization from amounts capitalized was $6.0 million and $8.8 million, respectively. In the nine months ended December 31, 2022 and 2021, amortization from amounts capitalized was $19.7 million and $28.6 million, respectively. In the three months ended December 31, 2022 and 2021, amounts expensed as incurred were $14.7 million and $17.0 million, respectively. In the nine months ended December 31, 2022 and 2021, amounts expensed as incurred were $43.2 million and $46.5 million, respectively.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Computers, software, and equipment	$14,595	$13,854
Site operation equipment	56,966	67,726
Furniture and fixtures	4,783	5,772
Leasehold improvements	34,795	49,756
Capitalized software development costs	85,548	79,808
Total property and equipment	196,687	216,916
Less: accumulated depreciation and amortization	(142,573)	(148,548)
Total property and equipment, net	$54,114	$68,368
Depreciation and amortization expense related to property and equipment was $10.0 million and $10.3 million for the three months ended December 31, 2022 and 2021, respectively, and $25.2 million and $31.9 million for the nine months ended December 31, 2022 and 2021, respectively.

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
Until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder. On November 1, 2022, the Company was deemed to have elected to settle all conversions on or after November 1, 2022, with cash up to the principal amount of the Notes and shares for any excess conversion value.
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
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $110.81 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $173.82 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-

dilution adjustments, approximately 4.5 million shares of the Company’s common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce potential dilution to holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $63.2 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital. The net impact related to stockholders’ equity has been included in additional paid-in capital and was a result of the issuance costs of $2.4 million and the purchase of Capped Calls noted above in the amount of $63.2 million.
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
The Notes became current and were reclassified to short-term effective in the first quarter of fiscal year 2023. For the three months ended December 31, 2022, the effective interest rate for the Notes was 0.98%. The net carrying amount of the liability component of the Notes was as follows (in thousands):

	December 31, 2022	March 31, 2022
Principal	$500,250	$500,250
Unamortized issuance costs	(764)	(2,587)
Net carrying amount	$499,486	$497,663
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Amortization of issuance costs	$635	$590	1,823	1,766
Contractual interest expense	625	624	1,872	1,872
Total interest expense	$1,260	$1,214	$3,695	$3,638

8.     Goodwill and Purchased Intangibles Assets
In September 2022, the Company acquired all of the equity interests in K2. As of the closing of the acquisition, the estimated fair value of the acquired developed technology and goodwill was $7.4 million and $8.6 million, respectively. Refer to Note 2 — Business Combinations for more information.
The changes in the carrying amount of goodwill for the nine months ended December 31, 2022 consisted of the following (in thousands):

Goodwill as of March 31, 2022	$163,677
Goodwill acquired	8,621
Goodwill as of December 31, 2022	$172,298

During the three months ended December 31, 2022, the Company impaired certain intangible assets acquired as part of historical acquisitions, resulting in a write-down of the full book value of $6.3 million, net of accumulated amortization of $4.6 million. The impairment expense is included in cost of revenue on the Condensed Consolidated Statements of Operations.
Purchased intangible assets subject to amortization as of December 31, 2022 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$28,600	$(14,614)	$13,986
Purchased intangible assets subject to amortization as of March 31, 2022 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,500	$(11,864)	$15,636
Amortization expense of purchased intangible assets was $4.4 million and $2.0 million for the three months ended December 31, 2022 and 2021, respectively, and $9.0 million and $5.4 million for the nine months ended December 31, 2022 and 2021, respectively, and is included in cost of revenue on the Company’s condensed consolidated statements of operations.
Estimated future amortization expense as of December 31, 2022 was as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Total Future Amortization Expense
2023 (remaining three months)	$2,383
2024	5,900
2025	4,470
Thereafter	1,233
$13,986

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
The Company continues to evaluate its real estate portfolio and adjust certain of its right-of-use assets and other lease-related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment. For the three months ended December 31, 2022, the Company incurred lease exit costs of $8.1 million, including $3.1 million for the impairment, $2.4 million for accelerated depreciation of leasehold improvements for certain facilities, and $2.6 million for accelerated depreciation of right-of-use assets where the Company has ceased the use of the space or the closing process has commenced. For the nine months ended December 31, 2022, the Company incurred lease exit costs of $10.8 million, including $4.7 million for the impairment, $2.4 million for accelerated depreciation of leasehold improvements for certain facilities, and $3.7 million for accelerated depreciation of right-of-use assets where the Company has ceased the use of the space or the closing process has commenced.

The following table presents information about leases on the condensed consolidated balance sheet (in thousands):

	December 31, 2022	March 31, 2022
Assets
Lease right-of-use-assets	$40,304	$50,465
Liabilities
Lease liabilities	$11,233	$11,103
Lease liabilities, non-current	40,983	49,809
Total operating lease liabilities	$52,216	$60,912
As of December 31, 2022, the weighted average remaining lease term was 4.7 years and the weighted average discount rate was 6.9%.
The following table presents information about leases on its condensed consolidated statement of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense	$3,097	$3,418	$9,970	$10,372
Short-term lease expense	169	164	620	467
Variable lease expense	829	736	2,327	2,099
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Nine Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$11,403	$11,120
Operating lease assets obtained in exchange for new lease liabilities (1)	748	1,414
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of December 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2023 (remaining three months)	$3,303
2024	14,340
2025	11,493
2026	11,699
2027	12,278
2028	6,281
Thereafter	2,014
Total operating lease payments	$61,408
Less imputed interest	(9,192)
Total operating lease liabilities	$52,216

10.    Commitments and Contingencies
Purchase Commitments—As of December 31, 2022 and March 31, 2022, the Company had purchase commitments of $550.3 million and $549.4 million, respectively, primarily related to data center, cloud and hosting services.
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
Legal Reserves and Typical Proceedings—The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for the administrative costs of the 401(k) plan and beginning on January 1, 2021, the Company has been making matching contributions to the 401(k) plan, up to a certain limit. Contributions to the 401(k) plan are discretionary. For the three months ended December 31, 2022 and 2021, the Company incurred expense of $1.1 million and $0.9 million, respectively, for matching contributions. For the nine months ended December 31, 2022 and 2021, the Company incurred expense of $5.0 million and $3.7 million, respectively, for matching contributions.

11.    Common Stock and Stockholders’ Equity
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. Offering periods are generally six months long and begin on February 15th and August 15th of each year. For the nine months ended December 31, 2022, 102,750 shares of common stock were purchased under the ESPP at an average price of $59.00. For the nine months ended December 31, 2021, 100,309 shares of common stock were purchased under the ESPP at an average price of $54.00. The intrinsic value of shares purchased during the nine months ended December 31, 2022 and 2021 was $0.9 million and $2.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. Stock-based compensation expense recognized related to the ESPP was $1.4 million and $1.1 million for the three months ended December 31, 2022 and 2021, respectively, and $4.2 million and $3.0 million for the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, 3,384,792 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2022, there were 14,980,528 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance-based restricted stock unit (“PSU”) award activities for the nine months ended December 31, 2022 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2022	1,663	$54.66	5.6	$31,436	3,351	$70.04	2.6	$224,096	320	$86.88	1.8	$21,430
Granted	—	—			2,932	51.32			307	72.05
Exercised/vested	(369)	22.83		13,494	(1,258)	65.56			(130)	89.05
Canceled/forfeited	(93)	70.00			(860)	61.26			(26)	71.07
Outstanding - December 31, 2022	1,201	$63.26	5.5	$8,839	4,165	$60.02	2.3	$235,110	471	$77.49	1.8	$26,625
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
Stock-Based Compensation Expense—Total stock-based compensation expense included in cost of revenue, research and development, sales and marketing, and general and administrative expenses for the three and nine months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$1,174	$1,382	$4,051	$3,757
Research and development	14,977	13,117	42,705	36,228
Sales and marketing	12,556	12,537	36,013	37,619
General and administrative (1)	11,972	10,755	32,644	39,945
Total stock-based compensation expense (2)	$40,679	$37,791	$115,413	$117,549
(1) Includes $9.6 million acceleration of share-based payment expense for the nine months ended December 31 2021, for one of the Company’s executives due to his departure at the end of June 2021. There was no corresponding expense for the nine months ended December 31, 2022.
(2) Includes $0.5 million stock-based compensation expense for the nine months ended December 31, 2021, due to the restructuring activities commenced in the first quarter of fiscal 2022. There was no corresponding expense for the nine months ended December 31, 2022. Refer to Note 15 — Restructuring for more information.
As of December 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options was $4.1 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years. As of December 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested RSUs was $256.8 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. As of December 31, 2022, unrecognized stock-based compensation cost related to PSUs was $19.1 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

12.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are indefinitely reinvested.
The Company recorded income tax expense of $1.1 million and $0.8 million for the three months ended December 31, 2022 and 2021, respectively. The Company recorded income tax expense of $1.0 million and $0.8 million for the nine months ended December 31, 2022 and 2021, respectively. The income tax expense for the three and nine months ended December 31, 2022 is primarily related to foreign and U.S. state taxes. The income tax expense for the three and nine months ended December 31, 2021 is primarily related to foreign and U.S. state taxes partially offset by the release of the valuation allowance from the acquisition of CodeStream.
Based on the available evidence during the three and nine months ended December 31, 2022, the Company believes it is not more-likely-than-not to realize tax benefits of U.S. and Japan losses incurred during the three and nine months ended December 31, 2022. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses, foreign tax rate differences and state income taxes.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations. The Company is currently evaluating the various provisions of the Inflation Act, but does not anticipate it will have a material effect on the condensed consolidated financial statements.

13.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including issuances of common stock upon exercise of stock options, purchases of shares under the Employee Stock Purchase Plan, and the vesting of restricted stock units and performance stock units. As the Company had net losses for each of the three and nine months ended December 31, 2022 and 2021, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal. Additionally, the 4.5 million shares underlying the Conversion Option in the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not convertible as of December 31, 2022.

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to New Relic	$(26,005)	$(62,706)	$(123,019)	$(194,889)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	68,050	64,983	67,229	64,203
Net loss attributable to New Relic per share—basic and diluted	$(0.38)	$(0.96)	$(1.83)	$(3.04)
The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2022	2021
Options to purchase common stock	1,201	1,804
RSUs	4,165	3,617
PSUs	471	320
ESPP shares	134	87
	5,971	5,828

14.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
United States	$152,518	$134,687	$443,691	$391,127
EMEA	43,937	31,714	116,949	89,920
APAC	26,091	21,354	73,745	57,852
Other	17,217	15,836	48,749	40,870
Total revenue	$239,763	$203,591	$683,134	$579,769
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2022 and March 31, 2022.

15.    Restructuring
There were no restructuring charges incurred for the three months ended December 31, 2022 and 2021.
On August 17, 2022, the Company announced the adoption of a new restructuring plan to better align the Company’s organizational structure and operations with its strategic initiatives, resulting in a global workforce reduction and other cost saving initiatives. For the nine months ended December 31, 2022, the Company incurred restructuring costs of approximately $7.2 million in employee wages, termination benefits, and certain asset impairments directly attributable to the restructuring activities. The restructuring plan was completed in the second quarter of fiscal 2023.

The following table shows the Company’s restructuring charges for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022			2021
	Severance and other employee costs	Asset impairment	Total	Severance and other employee costs	Stock-based compensation	Asset impairment	Total
Cost of Revenue	$404	$3	$407	$—	$—	$—	$—
Research and Development	1,414	21	1,435	—	—	—	—
Sales and Marketing	3,725	33	3,758	10,819	406	104	11,329
General and administrative	1,592	18	1,610	1,170	87	26	1,283
Total	$7,135	$75	$7,210	$11,989	$493	$130	$12,612

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
To deliver on this strategy, we make data ingest so affordable that customers have no reservations about populating our data platform with their growing amounts of telemetry data. We believe engineers are attracted to very large data sets, and over time we intend to introduce ways for engineers in the plan, build and deploy phases of the developer lifecycle to realize significant value from that data.
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
Our customers span the continuum from startups to the world’s largest corporations; the common thread among all of the users of our products is a desire to offer their constituents a top-tier digital experience. We primarily sell our platform on a consumption model; customers on this pricing model pay for data ingest and provisioned users. We engage with prospects and customers directly through our field, inside sales teams and on our website, as well as indirectly through channel partners. The majority of our customers are on either commitment contracts where they commit to an amount of spend over their contracted period in exchange for a discount on their usage pricing or “Pay as You Go” contracts where they are charged for usage in arrears. Our contracts are typically annual or multi-year in term length and are either billed upfront or in arrears. Usage in excess of the commitment is generally invoiced in arrears.
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
Our revenue for the three months ended December 31, 2022 and 2021 was $239.8 million and $203.6 million, respectively, representing year-over-year growth of 18%. For the nine months ended December 31, 2022 and 2021, our revenue was $683.1 million and $579.8 million, respectively, representing year-over-year growth of 18%. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $26.0 million and $62.7 million for the three months ended December 31, 2022 and 2021, respectively, and $123.0 million and $194.9 million for the nine months ended December 31, 2022 and 2021, respectively. Our accumulated deficit as of December 31, 2022 was $906.3 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 11%, and 7%, respectively, of our revenue for the three months ended December 31, 2022, and 16%, 10%, and 8%, respectively, of our revenue for the three months ended December 31, 2021. Our revenue from those regions constituted 17%, 11%, and 7%, respectively, of our revenue for the nine months ended December 31, 2022, and 16%, 10%, and 7%, respectively, of our revenue for the nine months ended December 31, 2021. We believe there is an opportunity to increase our international revenue overall and as a proportion of our revenue, and we are increasingly investing in our international operations and intend to invest in further expanding our footprint in international markets.
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
We currently allow most of our employees to continue to work remotely if they prefer and as additional COVID-19 variants emerge, we will continue to evaluate our workforce strategies and operations, taking into consideration factors such as treatments, vaccine progress, and public health recommendations. We also continue to evaluate our real estate needs and have in the past made the decision to exit certain office space leases. As we continue to assess our return-to-office needs, we are planning to exit additional office space leases which could result in further losses associated with our real estate lease assets. Our revenue and deferred revenue have been, in part, negatively impacted by the slowdown in activity and uncertainty associated with the COVID-19 pandemic and the current economic conditions impacted by supply chain disruption, market volatility, inflation, rising interest rates, fluctuating currency exchange rates, and labor shortages, but at this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as the COVID-19 pandemic and the current economic uncertainty continue to persist for an extended period of time. With the recent volatility of multiple major foreign currencies against the U.S. dollar, we are seeing more significant impact from exchange rates on our revenue growth and expenses in fiscal 2023 than in the previous fiscal year, and we expect the impact to be significant in the next quarter if we continue to experience similar or greater foreign currencies volatility against the U.S. dollar. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic and the current economic conditions may also further impact these factors.
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
Number of Active Customer Accounts. We believe the number of Active Customer Accounts is an important indicator of the growth of our business, the market adoption of our platform, and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, aggregated at the parent hierarchy level, for which we have recognized any revenue in the fiscal quarter. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a parent organization that has created a new Active Customer Account, this new Active Customer Account is combined with, and revenue from this new Active Customer Account is included with, the original Active Customer Account. In addition, our Active Customer Accounts metric is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We round the number of Active Customer Accounts that we report as of a particular date down to the nearest hundred.
For the three-month period ended December 31, 2022, we had 15,700 Active Customer Accounts, which is up 1,100 from 14,600 Active Customer Accounts for the three-month period ended December 31, 2021 and is up 400 sequentially from 15,300 Active Customer Accounts for the three-month period ended September 30, 2022.
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
For the three-month period ended December 31, 2022, we had 1,203 Active Customer Accounts with trailing 12-month revenue greater than $100,000, which was a 13% increase compared to 1,064 for the three-month period ended December 31, 2021 and a 3% increase compared to 1,171 for the three-month period ended September 30, 2022.
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
The percentage of our total revenue from Active Customer Accounts with trailing 12-month revenue greater than $100,000 was 84% for the three-month period ended December 31, 2022, compared to 81% for the three-month period ended December 31, 2021 and 83% for the three-month period ended September 30, 2022.
Net Revenue Retention Rate. We believe the growth of our platform by our existing Active Customer Accounts is an important measure of the health of our business and our future growth prospects. We monitor our net revenue retention rate (“NRR”) to measure this growth. We expect our NRR to increase when Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications, or adopt a new product. We expect our NRR to decrease when Active Customer Accounts cease or reduce their usage of a product.

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
Our NRR increased year-over-year to 118% for the period ended December 31, 2022, compared to 116% for the period ended December 31, 2021 and decreased quarter-over-quarter from 119% for the period ended September 30, 2022.
Key Components of Results of Operations
Revenue
For the periods presented, we offered access to our platform under consumption and subscription-based plans that include service and support for one or more of our products. For our paying customers, we offer a variety of pricing plans based on the particular product purchased. Our commitment plans typically have terms of one year, although some of our customers commit for shorter or longer periods; our Pay as You Go plans do not have a commitment. Most of our revenue comes from contracts that are non-cancellable over the contract term.
We have and may continue to experience volatility for our remaining performance obligations and deferred revenue as a result of our shift to our consumption pricing model. We had remaining performance obligations in the amount of $726.1 million and $706.1 million as of December 31, 2022 and March 31, 2022, respectively, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as our mix of consumption and subscription plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
The Company’s remaining performance obligations were $726.1 million as of December 31, 2022, of which the Company expects approximately 75% to be recognized as revenue in the 12 months ending December 31, 2023 based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.
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
Cost of Revenue
Cost of revenue consists of expenses relating to hosting-related costs, salaries and benefits of operations and global customer support personnel, data center operations, depreciation and amortization, consulting costs, and payment processing fees. Personnel-related costs consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the expected growth of our customer adoption and the number of products we offer, as customer usage is expected to continue to grow. Additionally, we are continuing to build out services and functionality in the public cloud with a view to migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers. We are continuing to decrease the amount of capital expenditures on hosting equipment for use in our data center facilities as we transition to greater dependence on cloud hosting providers.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Revenue	$239,763	$203,591	$683,134	$579,769
Cost of revenue (1)	61,316	68,793	189,992	192,319
Gross profit	178,447	134,798	493,142	387,450
Operating expenses:
Research and development (1)	69,261	53,362	202,760	153,460
Sales and marketing (1)	95,477	97,723	296,100	293,603
General and administrative (1)	42,799	35,614	124,312	113,193
Total operating expenses	207,537	186,699	623,172	560,256
Loss from operations	(29,090)	(51,901)	(130,030)	(172,806)
Other income (expense):
Interest income	4,685	575	8,220	2,237
Interest expense	(1,283)	(1,228)	(3,748)	(3,682)
Other income (expense)	192	(268)	190	(647)
Loss before income taxes	(25,496)	(52,822)	(125,368)	(174,898)
Income tax provision	1,116	763	1,002	816
Net loss	$(26,612)	$(53,585)	$(126,370)	$(175,714)
Net loss and adjustment attributable to redeemable non-controlling interest	607	(9,121)	3,351	(19,175)
Net loss attributable to New Relic	$(26,005)	$(62,706)	$(123,019)	$(194,889)
Net loss attributable to New Relic per share, basic and diluted	$(0.38)	$(0.96)	$(1.83)	$(3.04)
Weighted-average shares used to compute net loss per share, basic and diluted	68,050	64,983	67,229	64,203
(1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$1,174	$1,382	$4,051	$3,757
Research and development	14,977	13,117	42,705	36,228
Sales and marketing	12,556	12,537	36,013	37,619
General and administrative (2)	11,972	10,755	32,644	39,945
Total stock-based compensation expense (3)	$40,679	$37,791	$115,413	$117,549
(2) Includes $9.6 million acceleration of share-based payment expense for the nine months ended December 31, 2021 for one of our executives due to his departure at the end of June 2021. There was no corresponding expense for the nine months ended December 31, 2022.
(3) Includes $0.5 million stock-based compensation expense for the nine months ended December 31, 2021 due to the restructuring activities commenced in April 2021. There was no corresponding expense for the nine months ended December 31, 2022. Refer to Note 15 — Restructuring contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	26	34	28	33
Gross profit	74	66	72	67
Operating expenses:
Research and development (1)	28	26	29	26
Sales and marketing (1)	40	49	43	51
General and administrative (1)	18	17	18	20
Total operating expenses	86	92	90	97
Loss from operations	(12)	(26)	(18)	(30)
Other income (expense):
Interest income	2	—	1	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
Loss before income taxes	(11)	(27)	(18)	(31)
Income tax provision (benefit)	—	—	—	—
Net loss	(11)%	(27)%	(18)%	(31)%
Net loss and adjustment attributable to redeemable non-controlling interest	—	(4)	—	(3)
Net loss attributable to New Relic	(11)%	(31)%	(18)%	(34)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

	(as a percentage of revenue)
Cost of revenue	—%	1%	1%	1%
Research and development	6	6	6	6
Sales and marketing	6	6	5	6
General and administrative	5	5	5	7
Total stock-based compensation expense	17%	18%	17%	20%
Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
United States	$152,518	$134,687	$17,831	13%	$443,691	$391,127	$52,564	13%
EMEA	43,937	31,714	12,223	39	116,949	89,920	27,029	30
APAC	26,091	21,354	4,737	22	73,745	57,852	15,893	27
Other	17,217	15,836	1,381	9	48,749	40,870	7,879	19
Total revenue	$239,763	$203,591	$36,172	18%	$683,134	$579,769	$103,365	18%
Total revenue increased $36.2 million, or 18%, in the three months ended December 31, 2022 compared to the same period of 2021. Our revenue from the United States increased $17.8 million, or 13%, our revenue from EMEA increased $12.2 million, or 39%, our revenue from APAC increased $4.7 million, or 22%, and our revenue from other regions increased $1.4 million, or 9% in the three months ended December 31, 2022, compared to the same period of 2021, primarily as a result of growth in our customer base and increase in consumption.

Total revenue increased $103.4 million, or 18%, in the nine months ended December 31, 2022 compared to the same period of 2021. Our revenue from the United States increased $52.6 million, or 13%, our revenue from EMEA increased $27.0 million, or 30%, our revenue from APAC increased $15.9 million, or 27%, and our revenue from other regions increased $7.9 million, or 19% in the nine months ended December 31, 2022, compared to the same period of 2021, primarily as a result of growth in our customer base and increase in consumption in addition to revenue recognized from variable consideration.
Cost of Revenue

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue	$61,316	$68,793	$(7,477)	(11)%	$189,992	$192,319	$(2,327)	(1)%
Cost of revenue decreased $7.5 million, or 11%, in the three months ended December 31, 2022, compared to the same period of 2021. The decrease was primarily due to a $14.9 million decrease in hosting-related costs, consulting, and software expenses and a $1.5 million decrease in personnel-related costs. The decrease was partially offset by a $9.3 million increase in allocated costs, including facilities, depreciation, facilities exit costs, and the impairment of certain acquired technologies.
Cost of revenue decreased $2.3 million, or 1%, in the nine months ended December 31, 2022, compared to the same period of 2021. The decrease was primarily due to a $9.0 million decrease in hosting-related costs, consulting, and software expenses and a $0.5 million decrease in travel expenses. The decrease was partially offset by a $4.2 million increase in allocated costs, including facilities, depreciation, facilities exit costs, the impairment of certain acquired technologies, a $2.4 million increase in personnel-related costs, and a $0.5 million increase in other miscellaneous expenses.
Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$69,261	$53,362	$15,899	30%	$202,760	$153,460	$49,300	32%
Research and development expenses increased $15.9 million, or 30%, in the three months ended December 31, 2022 compared to the same period of 2021. The increase was primarily a result of an increase in personnel-related costs of $12.1 million, driven by an increase in headcount, salary and equity-based compensation, a $3.6 million increase in allocated costs, including facilities, depreciation, and facilities exit costs, and a $2.2 million increase in consulting and software expenses. The increase was partially offset by $2.0 million decrease in travel and other miscellaneous expenses.
Research and development expenses increased $49.3 million, or 32%, in the nine months ended December 31, 2022 compared to the same period of 2021. The increase was primarily a result of an increase in personnel-related costs of $38.0 million, driven by an increase in headcount, salary and equity-based compensation, a $7.5 million increase in allocated costs, including facilities, depreciation, and facilities exit costs, a $2.4 million increase in consulting and software expenses, and a $1.7 million increase in travel and other miscellaneous expenses. The increase was partially offset by a $0.3 million decrease in hosting service credits.
Sales and Marketing

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$95,477	$97,723	$(2,246)	(2)%	$296,100	$293,603	$2,497	1%
Sales and marketing expenses decreased $2.2 million, or 2%, in the three months ended December 31, 2022 compared to the same period of 2021. The decrease was primarily a result of a $3.4 million decrease in personnel-related cost, a $2.3 million decrease in travel expenses, and a $0.9 million decrease in allocated costs, including facilities and depreciation. The decrease was partially offset by a $1.9 million increase in marketing programs, a $1.0 million increase in consulting and software expenses, and a $1.5 million increase in other miscellaneous expenses. The decrease in personnel-related costs was due to the impact of higher commission amortization expenses in the same period last year when we first shifted to a consumption-business model from our subscription-business model.
Sales and marketing expenses increased $2.5 million, or 1%, in the nine months ended December 31, 2022 compared to the same period of 2021. The increase was primarily a result of a $8.4 million increase in marketing program expenses, a $6.1 million increase in travel expenses, and a $2.4 million increase in other miscellaneous expenses. The increase was partially offset by a $7.0 million decrease in personnel-related costs and a $6.9 million decrease in allocated costs, including facilities and depreciation. The decrease in personnel-related costs was due to the impact of higher restructuring costs that were incurred in the same period last year.
General and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$42,799	$35,614	$7,185	20%	$124,312	$113,193	$11,119	10%
General and administrative expenses increased $7.2 million, or 20%, in the three months ended December 31, 2022 compared to the same period of 2021. The increase was primarily a result of an increase in personnel-related costs of $4.4 million driven by an increase in headcount, salary and equity-based compensation, a $2.5 million increase in allocated costs, including facilities, depreciation and lease exit expenses, a $0.7 million increase in travel expenses, and a $0.5 million increase in consulting and software. The increase was partially offset by a $1.0 million decrease in other miscellaneous expenses.
General and administrative expenses increased $11.1 million, or 10%, in the nine months ended December 31, 2022 compared to the same period of 2021. The increase was primarily a result of a $5.2 million increase in personnel-related costs driven by an increase in headcount, salary and equity-based compensation, a $3.7 million increase in travel expenses, a $1.6 million increase in allocated costs, including facilities, depreciation, and lease exit expenses, and a $0.6 million increase in consulting, software, and other miscellaneous expenses.
Other Income (Expense)

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Other income (expense)	$3,594	$(921)	$4,515	490%	$4,662	$(2,092)	$6,754	323%
Other income increased by $4.5 million, or 490%, in the three months ended December 31, 2022 compared to the same period of 2021. The increase was primarily a result of a $4.1 million increase in interest income and a $0.4 million decrease in other expenses.
Other income increased by $6.8 million, or 323%, in the nine months ended December 31, 2022 compared to the same period of 2021. The increase was primarily a result of a $6.0 million increase in interest income and a $0.8 million decrease in other expenses.

Provision for (Benefit from) Income Tax

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Loss before income taxes	$(25,496)	$(52,822)	$27,326	52%	$(125,368)	$(174,898)	$49,530	28%
Effective tax rate	(4.38)%	(1.44)%			(0.80)%	(0.47)%
Income tax provision	$1,116	$763	$353	46%	$1,002	$816	$186	23%
We recognized an income tax expense of $1.1 million for the three months ended December 31, 2022 as compared to an income tax expense of $0.8 million for the same period of 2021. The change of $0.4 million, or 46%, was mostly related to an increase in foreign taxes.
We recognized an income tax expense of $1.0 million for the nine months ended December 31, 2022 as compared to an income tax expense of $0.8 million for the same period of 2021. The change of $0.2 million, or 23%, was mostly related to an increase in U.S. state taxes.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$607	$(9,121)	$9,728	107%	$3,351	$(19,175)	$22,526	117%
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $9.7 million, or 107%, in the three months ended December 31, 2022, compared to the same period of 2021. The decrease was related to the redeemable non-controlling interest’s associated loss and adjustment to estimated redemption value of our joint venture in New Relic K.K.
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $22.5 million, or 117%, in the nine months ended December 31, 2022, compared to the same period of 2021. The decrease was related to the redeemable non-controlling interest’s associated loss and adjustment to estimated redemption value of our joint venture in New Relic K.K.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), Non-GAAP Income (Loss) from Operations, a non-GAAP financial measure, is included in the section titled “Non-GAAP Financial Measures.” This non-GAAP financial measure is not meant to be considered in isolation or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our unaudited condensed consolidated financial statements prepared in accordance with GAAP. Our presentation of this non-GAAP financial measure may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the GAAP-to-non-GAAP reconciliation included in the section titled “Non-GAAP Financial Measures,” to more fully understand our business.
Non-GAAP Income (Loss) From Operations
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic. We define non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, (5) amortization of debt discount and issuance costs, (6) the transaction costs related to acquisitions, (7) lawsuit litigation cost and other expense, (8) net loss and adjustment attributable to redeemable non-controlling interest, and (9) restructuring charges. We use non-GAAP financial measures, including non-GAAP income (loss) from operations and non-GAAP net income (loss) attributable to New Relic, internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
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
Net loss and adjustment to redeemable non-controlling interest. We allocate the net loss and adjust the value of redeemable non-controlling interest in connection with our joint venture in New Relic K.K. Starting from the period ended December 31, 2022, we also include the net loss attributable to redeemable non-controlling interest as a non-GAAP item. As such, prior periods have been adjusted to reflect this change. We believe it is useful to exclude the net loss and adjustment to redeemable non-controlling interest because it may not be indicative of our future operating results and that investors benefit from an understanding of our operating results without giving effect to this adjustment.
Restructuring charges. In April 2021, we commenced a restructuring plan to realign our cost structure to better reflect significant product and business model innovation over the prior 12 months. In August 2022, we commenced a new restructuring plan to realign our cost structure with our business needs as we move to focus our resources on top priorities. As a result of each of these restructuring plans, we incurred charges of approximately $7.2 million and $12.6 million for the nine months ended December 31, 2022 and 2021, respectively, for employee terminations and other costs associated with the restructuring plans. We believe it is appropriate to exclude the restructuring charges because they are not indicative of our future operating results.
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

The following tables present our non-GAAP income (loss) from operations and our non-GAAP net income (loss) attributable to New Relic and reconcile our GAAP income (loss) from operations to non-GAAP income (loss) from operations and our GAAP net income (loss) attributable to New Relic to our non-GAAP net income (loss) attributable to New Relic for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
GAAP loss from operations	$(29,090)	$(51,901)	$(130,030)	$(172,806)
Plus: Stock-based compensation expense	40,679	37,791	115,413	117,549
Plus: Amortization of purchased intangibles	4,467	2,006	9,050	5,358
Plus: Transaction costs related to acquisitions	—	—	929	361
Plus: Amortization of stock-based compensation capitalized in software development costs	2,024	640	3,517	1,680
Plus: Lawsuit litigation cost and other expense	—	59	88	59
Plus: Employer payroll tax on employee equity incentive plans	619	956	2,231	2,552
Plus: Restructuring charges (1)	—	(151)	7,210	12,119
Non-GAAP income (loss) from operations	$18,699	$(10,600)	$8,408	$(33,128)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
GAAP net loss attributable to New Relic	$(26,005)	$(62,706)	$(123,019)	$(194,889)
Plus: Stock-based compensation expense	40,679	37,791	115,413	117,549
Plus: Amortization of purchased intangibles	4,467	2,006	9,050	5,358
Plus: Transaction costs related to acquisitions	—	—	929	361
Plus: Amortization of stock-based compensation capitalized in software development costs	2,024	640	3,517	1,680
Plus: Lawsuit litigation cost and other expense	—	59	88	59
Plus: Employer payroll tax on employee equity incentive plans	619	956	2,231	2,552
Plus: Amortization of debt discount and issuance costs	636	590	1,823	1,766
Plus: Net loss and adjustment to redeemable non-controlling interest (2)	(607)	9,121	(3,351)	19,175
Plus: Restructuring charges (1)	—	(151)	7,210	12,119
Non-GAAP net income (loss) attributable to New Relic	$21,813	$(11,694)	$13,891	$(34,270)
(1) For the nine months ended December 31, 2021, restructuring related charge for the stock-based compensation expense of $0.5 million was included on its respective line items. There was no corresponding expense for the nine months ended December 31, 2022.
(2) Beginning from the period ended December 31, 2022, net loss attributable to redeemable non-controlling interest is included in the non-GAAP reconciliation. As such, reclassifications have been made to prior periods to conform with the current presentation.
Although we generated non-GAAP income from operations and non-GAAP net income attributable to New Relic in the three and nine months ended December 31, 2022, and although we expect that these numbers will improve over time with increased efficiencies, we have generated non-GAAP loss from operations and non-GAAP net loss attributable to New Relic in prior recent periods.
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

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net cash used in operating activities	$(24,828)	$(19,197)	$(19,265)	$(46,328)
Capital expenditures	(358)	(351)	(2,774)	(3,177)
Capitalized software development costs	(4,287)	(3,359)	(12,194)	(9,406)
Free cash flow (Non-GAAP)	$(29,473)	$(22,907)	$(34,233)	$(58,911)
Net cash provided by investing activities	$58,654	$11,687	$242,900	$16,885
Net cash provided by financing activities	$1,932	$21,551	$14,496	$34,582

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(19,265)	$(46,328)
Cash provided by investing activities	242,900	16,885
Cash provided by financing activities	14,496	34,582
Net increase in cash, cash equivalents and restricted cash	$238,131	$5,139
Sources of Cash and Material Cash Requirements
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. As disclosed in Note 7 — 0.5% Convertible Senior Notes and Capped Call in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, our 0.5% Convertible Senior Notes and Capped Call will mature on May 1, 2023. We may seek to repurchase a portion of our 0.5% Convertible Senior Notes pursuant to open market purchases or privately negotiated transactions in advance of their maturity date. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital, capital expenditure requirements, and debt retirement obligations for at least the next 12 months.
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
Operating Activities
During the nine months ended December 31, 2022, cash used in operating activities was $19.3 million as a result of a net loss of $126.4 million, adjusted by non-cash charges of $181.1 million and a change of $74.0 million in our operating assets and liabilities. The change in our operating assets and liabilities was the result of a $96.9 million decrease in deferred revenue, a $8.7 million increase in deferred contract acquisition and fulfillment costs, a $8.7 million decrease in lease liabilities, and a $3.8 million decrease in accounts payable. The decrease was offset by a $28.0 million decrease in account receivable, a $7.9 million decrease in lease right-of-use assets, a $5.3 million decrease in prepaid and other assets, and a $2.9 million increase in accrued compensation and benefits and other liabilities.
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

Investing Activities
Cash provided by investing activities during the nine months ended December 31, 2022 was $242.9 million, primarily as a result of proceeds from the maturity and sale of short-term investments of $314.0 million and proceeds from sale of property and equipment of $1.8 million. This was partially offset by the purchase of short-term investments of $50.4 million, an increase in capitalization of software development costs of $12.2 million, purchases of property and equipment of $2.8 million, and a net payment of $7.5 million which was held back for an acquisition that occurred in the prior year.
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
Financing Activities
Cash provided by financing activities during the nine months ended December 31, 2022 was $14.5 million, which was the result of proceeds received from the purchase of shares of common stock pursuant to our employee stock purchase plan of $6.1 million and from the exercise of stock options of $8.4 million.
Cash provided by financing activities during the nine months ended December 31, 2021 was $34.6 million, which was the result of proceeds received from the purchase of shares of common stock pursuant to our employee stock purchase plan of $5.4 million and from the exercise of stock options of $29.2 million.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2022 as compared to the critical accounting policies and estimates described in our Annual Report.
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

Interest Rate Risk
We had cash and cash equivalents of $506.8 million as of December 31, 2022, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $293.4 million as of December 31, 2022, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of losses and our revenue growth rate could decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.*
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $123.0 million and $194.9 million in the nine months ended December 31, 2022 and 2021, respectively. At December 31, 2022, we had an accumulated deficit of $906.3 million. We expect to continue to expend substantial financial and other resources on, among other things:
•investments in our research and development team, and the development of new platform offerings, capabilities, features, and functionality;
•expansion of our operations and infrastructure, both domestically and internationally;
•hiring of additional employees; and
•general administration, including legal, accounting, and other expenses related to our growing operations and infrastructure.
In addition, we are currently migrating our entire platform over time from third-party data center hosting facilities to public cloud hosting providers, and our costs and gross margins are significantly influenced by the prices we are able to negotiate with them, which in certain cases are also our competitors. These investments may not result in increased revenue or growth of our business. Our revenue growth rate experienced decline in previous periods and it could decline again over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and to achieve and sustain profitability. If we fail to achieve and sustain profitability, our operating results and business would be harmed.
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
We are exposed to foreign currency exchange rate fluctuations, which may harm our business and results of operations.*
While we have historically transacted in U.S. dollars with substantially all of our customers and vendors, we have transacted in foreign currencies and will continue to transact in foreign currencies in the future. In addition, our international subsidiaries may maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and with the recent volatility of multiple major foreign currencies against the U.S. dollar, we are seeing more significant impact from exchange rates on our revenue growth and expenses in fiscal 2023 than in the previous fiscal year, and we expect the impact to be significant in the next quarter if we continue to experience similar or greater foreign currencies volatility against the U.S. dollar. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.
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

Our business depends on our customers remaining on our platform and increasing their spend with us. Any decline in our customer expansions and renewals would harm our future operating results.*
Our future success depends in part on our ability to retain and expand our platform usage with our current customers. If our customers do not remain on our platform or increase their spend with us, our revenue may decline, and our operating results may be harmed.
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
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, including as a result of changes to our pricing strategy, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple accounts into a single account, the effects of uncertain global economic conditions, including as a result of the COVID-19 pandemic and Russia’s invasion of Ukraine, or reductions in our customers’ spending levels generally.
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
Because users are able to configure our platform to collect and store confidential, personal or proprietary information, security concerns could result in additional cost and liability to us or inhibit sales of our products.*
Our operations and those of service providers upon which we rely involve protection of our intellectual property, along with the storage and transmission and processing of our customers’ proprietary data, which customers might choose to have include some personally identifiable information. While we have developed systems and processes to protect the integrity, confidentiality and security of our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data and there can be no assurance that these measures will be effective.
Further, we may experience delays in developing and deploying remedial measures designed to address any identified vulnerabilities. Any security breaches, computer malware (including as a result of advance threat intrusions), malicious code (such as viruses and worms), software bugs, ransomware, supply-chain attacks, server malfunctions, software or hardware failures, computer hacking, cyber-attacks, ransomware, phishing attacks and other social engineering schemes, denial or degradation of service attacks, credential harvesting, internal and external personnel misconduct or error, unauthorized access or use, device theft, loss of data or information technology assets, and other types of security incidents experienced by us or our third-party service providers, could expose us to a risk of loss of confidential, personal or proprietary information, loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, demands, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for investigation, remediation and incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities.
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
Due to differences between our legacy subscription-based pricing model and our transition to a consumption-based pricing model, we may not have visibility into our future financial position and results of operations.
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
Seasonality may cause fluctuations in our sales and operating results.*
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, driven largely by contract renewals, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption based pricing model in fiscal 2022, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns. For example, in recent years, we have seen a seasonal decline in consumption usage on an aggregate basis around the Christmas holiday in mid-December that begins to recover in January as the users of our platform return to work. For customers under consumption based pricing models that exhibit this seasonal pattern, we would have a corresponding revenue decrease for the impacted period of seasonally reduced usage.
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
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.*
Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial or degradation of service attacks, computer viruses, natural disasters, climate change and extreme weather related events, terrorism, war, telecommunications and electrical failures, cyberattacks or other security-related incidents. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and platform capabilities become more complex and our user traffic increases. If our products and platform capabilities are unavailable or if our users are unable to access our products and platform capabilities within a reasonable amount of time or at all, our business would be negatively affected. As we expand our business, our customers increasingly rely on our customer support personnel to realize the full benefits that our platform provides, and if we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our platform usage to existing and new customers could suffer, and our reputation with existing or potential customers could suffer. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.*
During the nine months ended December 31, 2022, we derived approximately 35% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
As of December 31, 2022, we had $500.25 million (undiscounted) principal amount of indebtedness under our 0.50% convertible senior notes due 2023 (the “Notes”). Our indebtedness may:
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
Further, holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indenture) before the maturity date of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, on November 1, 2022, we were deemed to have elected to settle all conversions on or after November 1, 2022, with cash up to the principal amount of the Notes and shares for any excess conversion value. Upon conversion of the Notes, we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes being surrendered or pay cash with respect to Notes being converted.
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
Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.*
The conversion of some or all of the Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes and the potential dilution is not reduced or offset by the Capped Calls we entered into. On November 1, 2022, we were deemed to have elected to settle all conversions on or after November 1, 2022, with cash up to the principal amount of the Notes and shares for any excess conversion value. The Notes became convertible at the option of their holders on November 1, 2022. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
Other foreign jurisdictions are also passing and proposing more stringent privacy, data protection and data security laws. For example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (“LGPD”), Australia Privacy Act of 1988, and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) impose strict requirements for processing the personal information of individuals and may apply to our operations. We also have operations in Japan, Singapore, South Korea, and India and may be subject to new and emerging data privacy regimes in Asia, such as Japan’s Act on the Protection of Personal Information, Singapore’s Personal Data Protection Act, South Korea’s Personal Information Protection Act, and India’s proposed Digital Personal Data Protection Bill.
In the United States, federal, state and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act of 2020 (“CPRA”) substantially expanded the CCPA, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain.

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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.*
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2022, we had 41 issued patents in the United States and abroad and 28 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control.*
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:
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
•actions instituted by activist shareholders or others that could disrupt our ongoing business, divert resources, increase our expenses, and distract our management;
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
In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Moreover, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty associated with the global economic conditions and the COVID-19 pandemic. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, and cash flows. A decline in the value of our common stock, including as a result of one or more factors set forth above, may result in substantial losses for our stockholders.
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
Natural disasters and other events beyond our control could harm our business.*
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, including the ongoing COVID-19 pandemic, effects of climate change, extreme weather, flooding and other events beyond our control. We rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted products, and sales activities. The west coast of the United States contains active earthquake zones and this area has also historically experienced, and is projected to continue to experience, climate-related events including drought and water scarcity, flooding, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Although we maintain crisis management and disaster response plans, in the event of a major earthquake, hurricane or other extreme weather event, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.
Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.*
Climate change-related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have an increasingly adverse impact on our business, financial condition and results of operations. Our major sites in California are vulnerable to such climate change effects, which have caused regional short-term systemic failures in the U.S. and elsewhere. For example, in California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential to impact employees’ abilities to stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and internationally, have the potential to disrupt our business, the business of our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. Regulatory developments and changing market dynamics regarding climate change may also impact adversely our business, financial condition and results of operations.

The nature of our business requires the application of complex revenue recognition rules. Significant changes in U.S. GAAP from the adoption of recently issued accounting standards and other non-financial reporting standards could materially affect our financial position and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-36766	3.1	August 19, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36766	3.1	February 7, 2023
10.1	Form of Change in Control and Severance Agreement.	10-Q	001-36766	10.1	August 4, 2022
10.2	Form of Special Performance Unit Award Grant Notice under the 2014 Equity Incentive Plan, and related form agreements	8-K	001-36766	10.1	February 7, 2023
10.3	Offer Letter between the Registrant and David Barter, dated as of August 1, 2022.	10-Q	001-36766	10.3	November 9, 2022
10.4	Offer Letter between the Registrant and Thomas Lloyd, dated as of August 17, 2022.	10-Q	001-36766	10.4	November 9, 2022
10.5	Offer Letter between the Registrant and Mark Dodds, dated as of August 26, 2022.	10-Q	001-36766	10.5	November 9, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	February 7, 2023
		By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)