Form 10-K
period 2023-03-31
NEW RELIC, INC.
filed 2023-05-23
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2022, based on the closing price of a share of the registrant’s common stock on September 30, 2022 as reported by the New York Stock Exchange on such date, was approximately $3.6 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of May 17, 2023, there were 70,208,256 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2023.

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
•worldwide economic conditions, including inflation, increases in interest rates, and volatility in foreign exchange rates, and their impact on spending;
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
•We have a history of losses and our revenue growth rate could decline over time, and as our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability or maintain positive operating cash flows.
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
•The current macro-economic environment coupled with our operating performance may decrease our ability to access liquidity either through capital markets or lending institutions.

•Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.
•We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

PART I

Item 1. Business
Overview
New Relic is a leading “all-in-one” observability platform that enables our customers to plan, build, deploy, and operate their critical digital infrastructure by harnessing the power of data. Our observability platform combines metrics, events, logs, traces, and other telemetry data with our proprietary stack of analytical tools to rapidly generate actionable, fact-based insights. As of March 31, 2023, our platform collects more than 3.0 exabytes of data annually, responds to over 330 billion web requests daily, and executes more than 4,000 queries each second. Our customers use our platform to improve uptime, reliability, and operational efficiency, in order to optimize the digital experience for their customers and within their organizations. We serve more than 16,000 paid customers including some of the world’s largest corporations and leading brands, such as Verizon, Adobe, Paramount, Domino’s, Mercado Libre, adidas Runtastic, American Red Cross, Ryanair, H&R Block, TopGolf, and World Fuel Services.
Our goal is to enable our customers to leverage the power of data-driven analytics to monitor, debug, and improve the performance and security of all their digital infrastructure. In order to achieve this goal:
•We serve all engineers. We believe today’s organizations need to make observability a continuous practice for all of their engineers in order to achieve their goals. Our platform is not only geared toward IT operations professionals, but it also serves the full spectrum of application developers, mobile developers, site reliability engineers, and network and other engineers.
•We support the entire software lifecycle. Engineers can use our platform to plan, build, and test software before it goes into production and throughout the software lifecycle. Our ability to ship features and capabilities for the entire software lifecycle increases customer engagement with our platform and differentiates our solutions from other tools in the marketplace that are focused solely on production troubleshooting.
•We deliver comprehensive observability in a unified way. Unlike other products, the New Relic platform is not a simple bundle of products with disjointed experiences and disparate pricing models clumsily aggregated into a user interface. Our platform ingests significant amounts of telemetry data from a wide array of sources and modalities - including metrics, events, logs, and traces - and seamlessly delivers them to our users through an intuitive and unified, Artificial Intelligence (AI)-enabled interface.
We have a longstanding history of innovation within our industry. We began cloud based Application Performance Monitoring, or APM, for application developers in 2008. Since then we have expanded far beyond APM to include dozens of other product capabilities. Over the last few years we have reimagined observability by re-architecting our technology to consolidate the capabilities that have historically been served by siloed products or tools, into a single, comprehensive interoperable platform, which we call our “all-in-one” observability platform. The advent of our all-in-one platform has been a critical catalyst for our growth and development, enabling nine major product launches and enhancements in the last fiscal year alone, including SAP monitoring, change tracking, vulnerability management, and our Azure service.
While most observability software is targeted toward a small subset of developers that focuses on the “operate” phase, we believe that telemetry data is also critical to the rest of the software lifecycle including the planning, building, and deployment phases. We target the broader software developer productivity market, helping them realize the value of telemetry data that is wasted if unharnessed. Our all-in-one observability platform helps remove data, tool, and team silos that plague organizations, empowering them to better understand their entire digital infrastructures in order to improve their speed of innovation, operational excellence, system reliability, and cost management. We primarily utilize a consumption-based model that directly links the value our customers receive from utilizing our platform with what they pay for it, in a manner that is transparent and intuitive for them.
We have been named a leader in the Gartner APM and Observability Magic Quadrant for each of the last ten years. During the fiscal year 2023, Gartner ranked us among the top 3 vendors (of 19) based on completeness of vision and ability to execute, and in fiscal year 2022 we won the Customers’ Choice in the Gartner Peer Insights ‘Voice of the Customer’ for Application Performance Monitoring. In March 2023, we were also recognized as the innovation leader in GigaOm’s Radar for Cloud Observability report of the 21 vendors they evaluated.

The New Relic Platform
The New Relic solution is comprised of:
•Hyper-scalable data platform. At the core of our solution is a secure, hyper-scalable, cloud-based data platform, which serves as the single source of truth for all of the operational data our customers make available. The platform rapidly ingests large volumes of telemetry data at scale from a wide array of sources and methodically and cohesively analyzes this data.
•Full-stack monitoring. Once the data is ingested into our platform, our customers can query the platform nearly instantaneously, build, customize, and share dashboards, and create alerts based on the signals that matter most to them. Our curated, connected platform helps users make sense of their data by connecting and correlating it across their full tech stack—from the client-side and the applications to the underlying infrastructure and network, all with logs and distributed traces in context—so they can analyze, debug, and troubleshoot efficiently and effectively.
•Cross-platform observability. We have enabled cross-platform observability to provide a fully integrated solution for our customers. For example:
•We utilize AI and machine learning across our platform, enabling AI-assisted incident response and the ability to solve new use cases beyond the problems that traditional monitoring solutions address.
•New Relic CodeStream is a developer collaboration platform that enables development teams to discuss and review code in a natural and contextual way.
•Our Errors Inbox aggregates error data from across the tech stack so developers can detect, triage, and resolve errors faster and with persistent context.
•Our platform enables developers to deploy new software quickly and confidently by integrating full-stack observability and change tracking into their continuous integration and delivery pipelines.
With the New Relic platform our customers can manage their entire digital infrastructure stacks, including the front end, back end, infrastructure layer, vulnerabilities, and logs, as follows:
Our customers use our platform to identify issues, understand their root cause, and simplify the engineering process. The key benefits of our platform for our customers include:
•End-to-End Observability and Enhanced Agility. All telemetry data, regardless of its source (whether from proprietary or open source agents, interfaces, or exporters) is aggregated in one place and available to query, alert, visualize, and navigate with insightful analytics. Engineering teams can easily monitor a decentralized ecosystem running on thousands of servers and web applications in every phase from concept to post-release.
•Reducing Mean Time to Resolution. By deploying distributed tracing, service maps, external services, errors inbox, and anomaly detection, our customers gain visibility into patterns and workflows across the entire incident lifecycle. With our AI-assisted incident response, customers can detect issues proactively, reduce alert noise, identify root causes, and take action using two-way integration with third party incident management systems.
•Improving Application Performance and Reducing Major Incidents. Using critical insights from our platform, engineering teams gain the power to query across all applications to quickly identify issues. By leveraging the tools on our platform, our customers can improve application performance and reduce major incidents.
•Cloud Migration and Adoption. Through the strength of our platform and our strategic partnerships, such as Amazon Web Services, Microsoft Azure, and Google Cloud, we help engineers minimize cloud migration risk while accelerating migration timelines so they can observe systems, measure efficacy, and optimize costs before, during, and after a migration.
•Dynamic and On-Demand Scalability. Our multi-tenant SaaS platform scales dynamically and on-demand to some of the largest environments without penalty or pre-reservation requirements. This means our customers can meet the demands of peak business days confidently. This dynamic scalability feature is available at a straightforward and predictable cost, regardless of the architecture or environment, and without punitive pricing for data granularity.
•Rapid Time to Value. We make it easy for all engineers to get started quickly with observability best practices. In fiscal 2022, we launched New Relic Instant Observability (New Relic I/O), one of the largest open source ecosystems for observability providing pre-built integrations designed to help every engineer embrace observability as a daily practice. With New Relic I/O and quickstarts for more than 500 cloud services, technologies and frameworks for instant observability across the stack, engineers do not need to spend hours manually instrumenting data and building dashboards and can start receiving and analyzing insights in minutes.
•Open Source Commitment. New Relic is making it easier for everyone to instrument everything through our commitment to open standards, open source instrumentation, and the open communities that support them. We allow customers to standardize and use OpenTelemetry for all collections and most of our agents are open source. We have joined the governing board of the Cloud Native Computing Foundation and contributed Pixie, a Kubernetes-native in-cluster observability platform, as an open source project. We are also a founding member of Eclipse Adoptium, a leading provider of Java runtimes.
•Platform Extensibility. In addition to the UIs and workflows provided natively in our platform, our customers can use the data they ingest into the platform to build custom applications. Our platform supports custom application development via common open source frameworks, a library of existing applications, and a rich development environment.
•Enterprise-grade Security. We have developed robust security measures to try to protect the confidentiality, integrity and availability of our proprietary, confidential, and sensitive data, including personal data, such as by conducting regular third-party audits using industry-recognized standards, including SOC 2, ISO 27001, TISAX, and HITRUST, and we have achieved FedRAMP authorization at a moderate impact level.
As a result of these key benefits, our platform enables our customers to:
•Fuel innovation and growth. We empower engineers with data and visibility to support faster software delivery and greater experimentation to increase customer satisfaction, revenue and market share. Powered by the insights and visibility from our platform, our customers can reduce time to market by building and deploying software faster, improving development efficiency and improving alignment and collaboration across business and technical teams.
•Deliver exceptional customer experiences. We enable engineers and organizations to deliver digital customer experiences that drive engagement, conversion and brand affinity. With our platform, our customers can view what their customers are experiencing on their digital platforms to avoid churn, lost revenue and reputational harm.
•Optimize system performance. We help engineers proactively identify and resolve issues before they impact customers. Our customers have a common platform to adopt and implement DevOps and site reliability engineer (“SRE”) principles so they can improve incident resolution times, reduce the number of customer-reported incidents, and reduce the downtime of the systems they manage.

•Drive operational efficiency. Our platform helps engineering teams build at scale to realize the benefits of cloud investments and optimize resource consumption. Engineering teams are able to leverage the power of observability to improve the pace of cloud adoption, digital transformation, budget predictability, and overall employee productivity. Our customers can reduce their tooling and engineering costs by consolidating on our unified platform.
Our Growth Strategy
We intend to achieve our goal of becoming the source of truth for all engineers across the software lifecycle by leveraging our “land-and-expand” strategy and our consumption-based model. Our core growth strategies include:
•Continue to innovate and advance our product roadmap. We have a proven track record of innovation in our industry, and we intend to build upon that reputation by continuing to broaden the capabilities and features of our platform so more engineers can use it more often. In the last fiscal year, we had nine new major product launches and enhancements, including SAP monitoring, change tracking, vulnerability management, and our Azure service. We also launched offerings that are HIPAA-compliant and HITRUST certified to continue to enhance our offerings.
•Drive customer acquisition through product-led growth. We believe we have the most intuitive and powerful observability platform in the industry. We intend to drive significant product awareness, demand, adoption, and growth in new accounts by accelerating our self-service product marketing and sales initiatives. Our free tier of service encourages users to try our platform, and our product-led self-service model enables customers to increase the value they receive from the platform by adding additional data, users, and use cases. The easy-to-use, intuitive nature of our platform allows us to engage with these potential new customers cost effectively, which significantly reduces our customer acquisition costs.
•Expand our customer base globally by expanding our partner ecosystem. International markets present a significant opportunity for us to land new customers for our platform. We believe that leveraging commercial partnerships is a highly effective way to acquire new customers at low acquisition costs, while enabling these customers to realize value from our observability platform more rapidly. We intend to develop new relationships and leverage our existing relationships with distributors, resellers, service partners, hyperscalers, and global system integrators to grow our sales pipeline and drive new use cases as more businesses around the world accelerate their cloud native journey.
•Accelerate consumption within our customer base. As a customer increases use of our platform, we transition to a more traditional direct sales, or sales-led, model to expand the use of our platform within the customer. Our existing customer base consists of more than 16,000 paid customers across industry verticals and regions, which provides us with a large market opportunity to grow our revenue by facilitating greater platform engagement and addressing new use cases. We currently have more than 1,200 large customers, which we define as customers spending over $100,000 with us annually, and we have over 150 customers spending over $1 million with us annually. We have also identified a number of large customers currently on our self-serve platform as targets for our sales-led approach in order to deliver new contracts and expand the uptake of our solutions.
•Leverage our consumption-based model to drive value for our customers. Since introducing our consumption-based model in fiscal year 2021, our customers have responded favorably to this cost-following model. We have lowered the total cost of ownership for many of our customers by reducing multiple vendor relationships and the support costs for multiple tools. As the power of our platform continues to grow and we help our customers solve their problems, we believe our customers will increase the number of users and the amount of data ingested into our system. With our consumption-based model, our customers are charged based on actual usage, and we price all telemetry sources at the same rate without overage penalties. This removes barriers to adoption as it easily allows our customers to plan usage and forecast spend. We also offer varying commitment plans to best meet the needs of our customers of all sizes and maturity levels.
•Expand our margins through cloud optimization and other efficiency initiatives. We have identified several key opportunities for expanding our operating leverage and we have begun implementing these initiatives. For example, we have been optimizing our hyperscaler infrastructure by migrating from our own data centers to a significantly more efficient public cloud model to better match our growing demand and our operating costs. We have also begun leveraging the strengths of multiple cloud providers to gain efficiencies for our platform and our cost structure. And finally, as we have continued to develop and expand our consumption-based model, we have gained critical insights into the varying components of the cost of the data, which has enabled us to better align and optimize our pricing to follow our costs.

Operations
We host our applications and serve all our customers through a combination of cloud service providers and to a lesser extent our data centers whose infrastructure is managed by third parties. We continue to build out services and functionality in the public cloud with a goal to migrate our entire platform to the public cloud by the end of fiscal year 2024. This strategy provides us flexibility to service customers in new and emerging regions and scale our deployment capabilities. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
Sustainability and Social Impact
We are committed to creating a sustainable future by reducing our environmental footprint. In 2022, we implemented a carbon accounting software and undertook a greenhouse gas (“GhG”) emissions review in order to benchmark Scope 1, 2, and 3 emissions from fiscal year 2020 to fiscal year 2022. Through this process, we aim to better understand operational impacts and create a strategy to measure carbon emissions. In March 2023, we announced our goal to achieve net-zero GhG emissions by 2030 and a commitment to set near-term science-based GhG emission targets.
We also promote community engagement through volunteering and giving programs. We encourage employee contributions to charities of their choice, which we match up to a certain amount and directly donate to nonprofits in our communities supporting our aim of creating more equitable access to technology. We provide up to sixteen hours of Volunteer Time Off for eligible employees to spend time giving back in addition to an annual day of service where our employees are encouraged to participate in volunteer events. Additionally, we continue to offer our New Relic for Students and Observability for Good programs that provide expanded free tier access to the New Relic platform to students and nonprofits.
Human Capital Management
As of March 31, 2023, we had a total of 2,663 employees, including temporary employees, operating across 16 countries, including 919 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.
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
Diversity, Equity, and Inclusion
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
Compensation and Benefits
New Relic is committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees’ well-being. We provide competitive compensation and benefits to attract and retain talented employees, including offering market-competitive salary, bonuses or sales commissions, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants, as well as provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success. We ensure that our compensation is fair for all employees, regardless of classifications, such as race and gender. We routinely run a rigorous statistical analysis to ensure compensation is fair, taking into account factors that should impact pay, such as role, level, location and performance.
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
Flex-First Model
To support employee well-being during the COVID-19 pandemic, we established a number of programs that allowed our employees to work remotely or come into the offices as permitted under any applicable federal, state or local regulations and guidelines. We have since transitioned to a flexibility-first, or “flex-first,” model where we allow our employees to continue to work remotely if they prefer. We will continue to evaluate our workforce strategies as our top priority has been and will continue to provide our employees with the resources and flexibility they need to care for themselves and their families while remaining productive.
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
As of March 31, 2023, we had 991 employees in our research and development organization.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, create and manage user and customer leads, provide qualified leads to our sales pipeline, and build customer relationships to drive revenue growth. As of March 31, 2023, we had 1,036 employees in our sales and marketing organization.
Sales
Under our “land-and-expand” business model, our sales strategy is to rely on two primary distribution channels, self-serve and sales-led growth. For customers from whom we generate trailing 12-month revenue below a certain threshold, self-serve tactics allow these customers to adopt platform features via marketing and product-led sales. As a customer starts to exceed that threshold in trailing 12-month revenue or shows the potential to exceed it, we typically transition the customer to a more traditional direct sales model, or sales-led growth, under which our direct sales organization engages with our larger accounts. Our direct sales organization is organized by geography and size of customer and is focused on growing the number of accounts and usage within accounts (i.e., providing our customers with a broader set of our product solutions).

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
Seasonality
We have experienced seasonality in our sales and operating results in the past and will continue to experience seasonality in the future. Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption-based model, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns. For example, in recent years, we have seen a seasonal decline in consumption usage on an aggregate basis around the Christmas holiday season in mid-December that begins to recover in the following fiscal quarter. For customers under consumption-based models that exhibit this seasonal pattern, we would have a corresponding revenue decrease for the impacted period of seasonally reduced usage.

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
Partnerships and Strategic Relationships
We have built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. We also have developed relationships with several cloud providers including Amazon Web Services, Google Cloud Platform, Microsoft Azure, IBM Cloud, Pivotal Cloud Foundry, and others, through which we collaborate to ensure our products and platform capabilities work well on applications running on their clouds. These providers offer access to our products and platform capabilities through links on their websites, refer developers and other potential users to us, and expand our marketing reach. Additionally, a number of system integrators, consultants, and value-added resellers are using the New Relic platform to help their customers make the resourcing and prioritization decisions necessary for successful cloud migrations and transformation projects.
Competition
We operate in a highly competitive industry that is characterized by constant change and innovation. With respect to our unified Observability platform, we compete with vendors such as Datadog, Inc. and Dynatrace, Inc. Since our platform combines functionality from more than 30 traditional product categories, we compete in each of these categories with home-grown and open source technologies, as well as a number of different commercial vendors. For example, for APM, we compete with providers such as Cisco Systems, Inc. With respect to log management, we compete with Elastic NV and Splunk, Inc. With respect to infrastructure monitoring, we compete with diversified technology vendors such as International Business Machines Corporation, BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.), and with native solutions from cloud providers such as Amazon Web Services, Inc., Microsoft Corporation, and Google LLC.

The principal competitive factors in our market include:
•product and platform features, architecture, reliability, security, performance, effectiveness, and supported environments;
•reliability, security, and performance;
•product extensibility and ability to integrate with other technology infrastructures;
•digital operations expertise;
•ease of use of products and platform capabilities;
•price and total cost of ownership;
•adherence to industry standards and certifications;
•strength of sales and marketing efforts;
•brand awareness and reputation; and
•focus on customer success.
We believe we generally compete favorably with our competitors on the basis of these factors. However, many of our competitors have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios. Even so, we believe that our customers have chosen us despite our competitors’ business advantages, primarily due to the value of our all-in-one observability platform and our low TCO pricing model.
Intellectual Property
We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.
In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, and domain names to protect our intellectual property. As of March 31, 2023, we had 51 issued patents in the United States and abroad, and 26 patent applications pending in the United States and abroad. We are also the registered holder of a variety of United States and international domain names that include the term New Relic. Our products utilize our “New Relic” trademark as well as our logo and images.
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
We were founded in 2007, launched our first commercial product in 2008, launched our New Relic platform in 2019, and introduced our updated consumption-based model in fiscal year 2021. This limited operating history with our current business model limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth, data ingest growth, and other metrics should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future products and platform capabilities, competition from other companies, acquiring and retaining customers, transition of customers onto our new buying programs, hiring, integrating, training and retaining skilled personnel, developing new products and platform capabilities, determining prices and pricing structures for our products and platform capabilities, unforeseen expenses, and challenges in forecasting accuracy. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results and our business could suffer.
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
We have seen that the transition to our consumption-based model has negatively impacted our revenue and deferred revenue for certain customers at the time of their renewal. For example, some customers have decided to take advantage of our consumption-based model and choose smaller upfront commitments in favor of spending on actual consumption in excess of committed amounts. Whether our consumption model will prove successful is subject to numerous uncertainties, including but not limited to: customer demand, renewal and expansion rates, our ability to further develop and scale infrastructure, the ability of our sales force to successfully execute new sales strategies, tax and accounting implications, pricing, our costs, and the product offerings and pricing models and strategies of our competitors. In addition, the metrics we use to gauge the status and success of our consumption pricing model may continue to evolve as significant trends emerge.
We have seen indications of acceptance of our consumption-based model from our customers and the market in general; however, if our pricing model fails to gain continued or broader customer and market acceptance, our business and results of operations could be harmed. In addition, our evolving pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenues and operating margins.
We expect that we will continue to evolve our pricing model, including as a result of global economic conditions, reductions in our customers’ spending levels generally, the introduction of new products and services, the evolution of existing products and services, or changes in how computing infrastructure is broadly consumed. We have introduced and expect to continue to introduce variations to our pricing models and other pricing programs that provide broader usage and cost predictability for our customers. Although we may believe that these pricing changes will drive net new customers, increase customer adoption, and support our transition to a consumption-based model, it is possible that they will not and may potentially cause confusion with our customers, which could negatively impact our business, revenue, and other financial results. If we have difficulty determining the appropriate price structure for our products, we may be required from time to time to further revise our pricing structure, increase billing frequency, or reduce our prices, which could adversely affect our business.
We have a history of losses and our revenue growth rate could decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $180.2 million, $250.4 million, and $192.6 million in the fiscal years ended March 31, 2023, 2022, and 2021, respectively. At March 31, 2023, we had an accumulated deficit of 963.6 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns, even those seemingly unrelated to us or the information technology industry, may harm us. The United States and other key international economies are being impacted by supply chain disruption, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, actual or perceived instability in the banking system, including due to recent bank failures, inflation, rising interest rates, labor shortages and overall uncertainty with respect to the economy. Businesses may look, and in many cases are looking, to rationalize their spending in response to such factors, which could impact our sales and renewal rates and negatively impact our business. Further, global events, such as Russia’s invasion of Ukraine, may lead to or continue to result in disruption, instability, deterioration and volatility in global markets and industries that could negatively impact our business, financial condition and results of operations.
Furthermore, the revenue growth and potential profitability of our business depends on demand for software applications and products generally, and APM and our other offerings specifically. In addition, our revenue is dependent on the number of users of our products and the degree of adoption of such users with respect to our products and platform capabilities. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their commitments or amount of their spend, or affect renewal rates, all of which could harm our operating results.
We are exposed to foreign currency exchange rate fluctuations, which may harm our business and results of operations.
While we have historically transacted in U.S. dollars with substantially all of our customers and vendors, we have transacted in foreign currencies and will continue to transact in foreign currencies in the future. In addition, our international subsidiaries may maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and with the recent volatility of multiple major foreign currencies against the U.S. dollar, we have seen more significant impact from exchange rates on our revenue growth and expenses in fiscal 2023 than in the previous fiscal year, and we expect the impact to be significant this year if we continue to experience similar or greater foreign currencies volatility against the U.S. dollar. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.
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
We have experienced significant growth in our customer adoption and have expanded and may continue to significantly expand our operations, including our domestic and international employee headcount. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure and we may not be able to sustain revenue growth consistent with prior periods, or at all.
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
In addition, in order for us to maintain or improve our operating results, it is important that our customers renew their commitments or remain on our platform and increase their spend when the contract term expires. Many of our customers may start their accounts on a free tier and have no obligation to enter into a paid commitment or incur spend above the free tier. Our customers that enter into paid commitments have no obligation to renew after the expiration of the contractual term nor an obligation to remain on our platform and incur additional usage fees. Commitments are most often one year in length, and, our customers may renew for lower commitment amounts or instead use our Pay as You Go model, under which they are billed in arrears for their usage. To the extent we are not successful increasing customer budget available to spend on our products and services, whether through demonstrating our value or increasing their contractual commitment level in-line with their usage, there is no guarantee that our customers will grow their consumption with us. Also, in the past, some of our customers have elected not to renew their agreements with us, and we cannot accurately predict future net expansion rates. Moreover, certain legacy customers with annual subscriptions entered into prior to our consumption model have the right to cancel their agreements prior to the termination of the subscription term. Additionally, some customers have decided to remain and may continue to remain within the limitations of our free-tier or lower-priced offerings.
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, including as a result of changes to our pricing strategy, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple accounts into a single account, the effects of uncertain global economic conditions, including as a result of the global COVID-19 pandemic and Russia’s invasion of Ukraine, or reductions in our customers’ spending levels generally.
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
In particular, we may in the future need to further adjust our go-to-market cost structure and target metrics, particularly as they relate to how we structure, effect, and compensate our sales teams to become more efficient and effective at selling under the consumption-based model. Any adjustments in compensation structure could negatively affect the productivity of our sales teams, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments.
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
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely, process, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of proprietary, confidential, and sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversions of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
We rely on third-party service providers and technologies to operate critical business systems to process proprietary, confidential, and sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the information technology systems of our third-party partners with whom we work. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our proprietary, confidential, and sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific, industry-standard, or reasonable security measures to protect our information technology systems and proprietary, confidential, and sensitive data . While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. As we increase our customer adoption and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, with our transition to the flex-first model, we may face an increased risk of attempted security breaches and incidents. Moreover, if a high-profile security breach occurs with respect to another cloud platform provider, our customers and potential customers may lose trust in the security of cloud platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, deter new customers from using our platform, and negatively impact our ability to grow and operate our business. If we are not able to detect and indicate activity on our platform that might be nefarious in nature or design processes or systems to reduce the impact of similar activity at a third-party service provider, our customers could suffer harm. In such cases, we could face exposure to legal claims, particularly if the customer suffered actual harm.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our expansion rates, financial condition, operating results, and reputation.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
The reliability and continuous availability of our platform is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform, service, and products are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our platform by our customers. If our customers fail to use our platform according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities and could result in reputational harm.
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
With respect to our unified Observability platform, we compete with vendors such as Datadog, Inc. and Dynatrace, Inc. Since our platform combines functionality from more than 30 traditional product categories, we compete in each of these categories with home-grown and open source technologies, as well as a number of different commercial vendors. For example, for APM, we compete with providers such as Cisco Systems, Inc. With respect to log management, we compete with Elastic NV and Splunk, Inc. With respect to infrastructure monitoring, we compete with diversified technology vendors such as International Business Machines Corporation, BMC Software, Inc. and CA, Inc. (a subsidiary of Broadcom, Inc.), and with native solutions from cloud providers such as Amazon Web Services, Inc., Microsoft Corporation, and Google LLC. In addition, we may increasingly choose to allow third-party hosting providers to offer our solutions directly through their customer marketplaces. An increasing number of sales through cloud provider marketplaces could reduce both the number of customers with whom we have direct commercial relationships as well as our profit margins on sales made through such marketplaces.
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
With the introduction of new technologies, the evolution of our products and platform capabilities and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our solutions, we may face additional competition. Additionally, some potential customers, particularly large organizations, may elect to develop their own internal products. If one or more of our competitors were to merge or partner with another of our competitors or another large diversified technology company, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, in March 2017, Cisco Systems, Inc. completed its purchase of AppDynamics, Inc., in November 2018, Broadcom Inc. completed its acquisition of CA, Inc., in October 2019, Splunk Inc. completed its acquisition of SignalFX, Inc., in September 2021, Dynatrace, Inc. acquired SpectX, and in November 2022, Datadog, Inc. completed its acquisition of Cloudcraft. If we are unable to maintain our current pricing or fail to gain market acceptance of our updated pricing strategy due to the competitive pressures, our margins will be reduced, and our operating results will be negatively affected. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
Due to differences between our legacy subscription-based model and our transition to a consumption-based model, we may not have visibility into our future financial position and results of operations.
We have historically employed a subscription-based model. As a result, for contracts entered into prior to our transition to a consumption-based model, we recognize revenue from customers ratably over the terms of their subscriptions. A portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods, such as the effects of the global COVID-19 pandemic on our results of operations in recent years.
Because our customers have flexibility in the timing of their consumption under our consumption-based model, we do not have the same visibility into the timing of revenue recognition as we did under the subscription-based model. There is a risk that customers will consume our platform at a different pace than we expect, and our actual results may differ from our forecasts.
Seasonality may cause fluctuations in our sales and operating results.
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, driven largely by contract renewals, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption-based model, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns. For example, in recent years, we have seen a seasonal decline in consumption usage on an aggregate basis around the Christmas holiday in mid-December that begins to recover in January as the users of our platform return to work. For customers under consumption-based models that exhibit this seasonal pattern, we would have a corresponding revenue decrease for the impacted period of seasonally reduced usage.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources.
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
As a result, the timing of recognizing revenue in any given quarter, including the extent to which revenue from transactions in a given period may not be recognized until a future period, can be variable and difficult to predict and our results of operations may be adversely affected if such assumptions change or if actual circumstances differ from those in our assumptions. This could result in fluctuations in our revenue from period to period, which may make these comparisons less meaningful and make it difficult for us, securities analysts and investors to accurately forecast our revenue and operating results, which could cause our results of operations to differ from our financial outlook or the expectations of securities analysts and investors, potentially resulting in a decline in the market price of our common stock. In addition, our consumption-based model has only been in place since fiscal 2021 and we are continuing to refine our assumptions and estimates. As we continue to obtain more historical data, we expect that our ability to forecast and derive these estimates will improve over time.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
Our continued growth depends in part on the ability of our existing and potential customers to access our products and platform capabilities at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our products and platform capabilities simultaneously, denial or degradation of service attacks, computer viruses, natural disasters, climate change and extreme weather-related events, terrorism, war, telecommunications and electrical failures, cyberattacks or other security-related incidents. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and platform capabilities become more complex and our user traffic increases. If our products and platform capabilities are unavailable or if our users are unable to access our products and platform capabilities within a reasonable amount of time or at all, our business would be negatively affected. As we expand our business, our customers increasingly rely on our customer support personnel to realize the full benefits that our platform provides, and if we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our platform usage to existing and new customers could suffer, and our reputation with existing or potential customers could suffer. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
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
During the fiscal year ended March 31, 2023, we derived approximately 35% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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
•the impact of public health epidemics on our employees, partners and customers, such as the coronavirus epidemic that has impacted various regions throughout the world in recent years;
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing software and SaaS, applications and experienced sales professionals. If we are unable to attract such personnel in locations where we are located, we may need to hire in other locations as well as consider alternative flexible work options, which may add to the complexity and costs of our business operations. Complexities in hiring and the need for flexible work arrangements increased during the COVID-19 pandemic. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, especially during the period of heightened employee attrition in the U.S. and other countries in recent years. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
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
We have in the past acquired or invested in, and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in the third quarter of fiscal 2021, we acquired Pixie Labs Inc., a company that provides a next generation machine intelligence observability solution for developers using Kubernetes, in the first quarter of fiscal 2022, we acquired CodeStream Inc., a company that provides an integrated developer collaboration platform, and in the second quarter of fiscal 2023, we acquired K2 Cyber Security Inc., a company that provides a differentiated, signatureless approach to vulnerability and hack detection. Any acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the resulting business from such a transaction fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.
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
As of our fiscal year ended March 31, 2023, we had U.S. federal and state net operating losses of approximately $650.7 million and $423.4 million, respectively. Other than federal net operating losses arising in tax years beginning after December 31, 2017, the federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2035 and 2024, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law, as modified by the federal tax law changes enacted in March 2020, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, for state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
Risks Related to Laws and Regulations
We are subject to stringent and rapidly changing U.S. and foreign laws, regulations, rules, industry standards, contractual obligations, policies, and other obligations relating to data privacy and security. Our actual or perceived failure to comply with such obligations by us, our customers, or third parties with whom we work could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, and other adverse business consequences.
In the ordinary course of business, we process personal data and other proprietary, confidential, and sensitive data, including business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the data privacy, security, and transmission of individually identifiable health information. As another example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. As another example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, personal data, fines of up to the greater of 20 million Euros or 4% of their global annual revenues, whichever is great, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations and our operations in Australia may subject us to Australia’s Privacy Act of 1988. We also have operations in Japan, Singapore, South Korea, Israel, and India and may be subject to new and emerging data privacy regimes in Asia, such as Japan’s Act on the Protection of Personal Information, Singapore’s Personal Data Protection Act, South Korea’s Personal Information Protection Act, Israel’s Protection of Privacy Law, 5741-1981, and India’s proposed Digital Personal Data

Protection Bill. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. For example, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.
If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims); additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations (including, interruptions or stoppages of data collection needed to train our algorithms, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our business model or operations.
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
Further, the Organization for Economic Co-Operation and Development (“OECD”) has been working on a project to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). Most recently, the OECD, through an association of almost 140 countries known as the “inclusive framework,” has announced a consensus to address, among other things, perceived challenges presented by global digital commerce (“Pillar 1”) and the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On December 15, 2022, the European Union formally adopted the Pillar Two Directive and EU member states are expected to enact the Pillar Two Directive into domestic law by December 31, 2023. Other countries are taking similar actions. We are evaluating developments to determine whether Pillar 2 will materially impact our financial position in the future. Any material change in tax laws or policies, or their interpretation, resulting from BEPS initiatives could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.
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
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2023, we had 51 issued patents in the United States and abroad and 26 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
•lawsuits filed or threatened against us; and
•other events or factors, including those resulting from war, incidents of terrorism, public health epidemics or pandemics, bank failures, or responses to any of these events or factors.
In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Moreover, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty associated with the global economic conditions and the global COVID-19 pandemic. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, and cash flows. A decline in the value of our common stock, including as a result of one or more factors set forth above, may result in substantial losses for our stockholders.
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

Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters for any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.
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
In addition, as we identify Environmental, Social and Governance (“ESG”) topics for voluntary disclosure and work to align with the recommendations of the Sustainability Accounting Standards Board (“SASB”) and our own ESG materiality assessment, we have made and, in the future may continue to make or expand, our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processing and reporting are incomplete or inaccurate, or if we fail to achieve progress on our metrics on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California and consists of approximately 73,000 square feet of space under a lease that expires in July 2027. Beginning in the fourth quarter of fiscal year 2023, we abandoned two out of the four floors at this location and retained approximately 37,000 square feet. Refer to Note 18 — Restructuring contained in the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our facilities consolidation efforts.
We do not own any real property and we lease or otherwise rent all of our facilities. We consider our current office space adequate to meet our ongoing needs, particularly in light of our adopted Flex First work from anywhere remote policy. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.
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
Holders of Record
As of May 17, 2023, there were 91 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the Standard & Poor’s Composite 1500 Information Technology Index, or S&P 1500 IT. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on March 31, 2018, and its relative performance is tracked through March 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative Total Return
Among New Relic, Inc., the S&P 500 Index, and the S&P Composite 1500 IT Index

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
3/31/18
3/31/19
3/31/20
3/31/21
3/31/22
3/31/23
NEWR
S&P 500
S&P 1500 IT

	3/31/18	3/31/19	3/31/20	3/31/21	3/31/22	3/31/23
New Relic, Inc.	$100.00	$133.16	$62.39	$82.95	$90.23	$101.58
S&P 500	$100.00	$107.33	$97.87	$150.44	$171.55	$155.60
S&P Composite 1500 Information Technology	$100.00	$113.35	$121.91	$202.53	$240.68	$227.58
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
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), Non-GAAP Income (Loss) from Operations, a non-GAAP financial measure, is included in the section titled “Non-GAAP Financial Measures.” This non-GAAP financial measure is not meant to be considered in isolation or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our presentation of this non-GAAP financial measure may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the GAAP-to-non-GAAP reconciliation included in the section titled “Non-GAAP Financial Measures” to more fully understand our business.
Overview
New Relic is an “all-in-one” observability platform that enables our customers to plan, build, deploy, and operate their critical digital infrastructure by harnessing the power of data. Our observability platform combines metrics, events, logs, traces, and other telemetry data with our proprietary stack of analytical tools to rapidly generate actionable, fact-based insights. Our customers use our platform to improve uptime, reliability, and operational efficiency, in order to optimize the digital experience for their customers as well as within their organizations. Our goal is to enable our customers to leverage the power of data-driven analytics to monitor, debug, and improve the performance and security of all their digital infrastructure across the organization.
While most observability software is targeted toward a small subset of developers that focuses on the “operate” phase, we believe that telemetry data is also critical to the rest of the software lifecycle, including the planning, building, and deployment phases. The New Relic platform differentiates itself by targeting the broader software development productivity market, helping them realize the value of largely dormant telemetry data that is wasted if not cultivated and analyzed in context. Our all-in-one observability platform helps remove the silos that plague organizations, empowering them to better understand their entire digital infrastructures in order to improve speed of innovation, operational excellence, system reliability, and cost management.
We host our applications and serve all our customers through a combination of cloud service providers and to a lesser extent our data centers whose infrastructure is managed by third parties. We continue to build out services and functionality in the public cloud with a goal to migrate our entire platform to the public cloud by the end of fiscal year 2024. At March 31, 2023, we have migrated the majority of our platform and 100% of our customer data ingest to the public cloud. We expect this migration to reduce our cost of revenue due to the reduction in hosting-related costs. Additionally, this strategy provides us flexibility to service customers in new and emerging regions and scale our deployment capabilities. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
Historically, our platform was sold on a subscription-based model. Since fiscal year 2021, we have been focused on shifting to a consumption-based model, and our revenues are now largely derived from consumption-based plans. We primarily sell our platform on a consumption-based model that directly relates the value our customers receive from our platform to what they pay for it in a manner that is highly intuitive and predictable for them. Customers on this pricing model pay for data ingest and provisioned users. For the fiscal year ended March 31, 2023, 45% of our consumption-based revenues were derived from fees paid for data ingest and 55% were derived from fees paid for provisioned users. We engage with prospects and customers directly through our in-house sales teams and on our website, as well as indirectly through channel partners. Approximately 35% of our customers are on commitment contracts where they commit to an amount of spend over their contracted period in exchange for a discount on their usage pricing, and approximately 65% of our customers are on “Pay as You Go” contracts where they are charged for usage in arrears. Customers on committed contracts represent more than 90% of our total fiscal year 2023 revenue. Our contracts are typically annual or multi-year in term length and are either billed upfront or in arrears. Our average contract term length is one year. Usage in excess of the commitment is generally invoiced in arrears. Some customers still contract under subscription-based plans. We expect to phase out most subscription-based plans as contract periods end and those contracts renew onto one of our consumption-based plans.
We offer a free tier of our New Relic platform as part of our go-to-market strategy to encourage users to try our services and create a pipeline for paid customers. As a result, our direct sales prospects may be familiar with our platform and may already be using it in a limited fashion. A core component of our growth strategy is to provide a friction-free environment for developers to familiarize themselves with our solutions, and then offer incremental opportunities to derive additional value from our products either by in-product support, or engaging with our technically oriented customer adoption team.
Our revenue for the fiscal years ended March 31, 2023 and 2022 was $925.6 million and $785.5 million, respectively, representing year-over-year growth of 18%. Our gross margin for the fiscal years ended March 31, 2023 and 2022 was 73% and 67%, respectively, primarily driven by the transition of our platform from local data centers to public cloud hosting providers. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $180.2 million and $250.4 million for the fiscal years ended March 31, 2023 and 2022, respectively. Our accumulated deficit as of March 31, 2023 was $963.6 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 17%, 11%, and 7%, respectively, of our revenue for the fiscal year ended March 31, 2023, and 15%, 10%, and 7%, respectively, of our revenue for the fiscal year ended March 31, 2022. We believe there is an opportunity to increase our international revenue overall and as a proportion of our total revenue. As a result, we are increasingly investing in our international operations and intend to further expand our footprint in international markets. We plan to leverage commercial partnerships to expand our international footprint and believe commercial partnerships will be a highly effective way to accelerate international market penetration and lower new customer acquisition costs than had we pursued international expansion without these partnerships.
Our employee headcount has increased to 2,663 employees as of March 31, 2023 from 2,217 as of March 31, 2022. The increase in employee headcount was driven by our expansion plans where we hired additional team members primarily in research and development. We plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity.
Impact of the Current Economic Conditions and Macroeconomic Events
Our results of operations, including future revenue growth, will continue to be materially impacted by unfavorable market conditions in the United States and abroad that historically have reduced or disrupted the timing of business investments and spending on information technology. These unfavorable conditions and events currently include the lingering uncertainty of the global COVID-19 pandemic and the slowdown in economic activity caused by supply chain disruption, increasing inflation and interest rates, labor shortages, and Russia’s invasion of Ukraine. At this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as these current economic conditions continue to persist for an extended period of time. While there is some recent volatility in multiple major foreign currencies against the U.S. dollar, the impact of exchange rates on our operating results is not projected to be material. Other factors affecting our performance are discussed below, although we caution you that the current economic conditions and macroeconomic events may also further impact these factors.
We currently allow our employees to continue to work remotely if they prefer, and we will continue to evaluate our workforce strategies and operations, taking into consideration factors such as treatments, vaccine progress, and public health recommendations. We have committed to reducing our global real estate footprint as part of our Flex First philosophy that enables employees to operate in a flexible work environment. In March 2023, we approved an additional restructuring plan, consisting primarily of real estate lease termination and other associated costs. As a result of this and previously announced restructuring plans, we incurred charges of approximately $39.1 million and $12.6 million for the twelve months ended March 31, 2023 and 2022, respectively, which are described in further detail below.

Factors Affecting Our Performance
Market Adoption of Our Platform. Our success, including our rate of customer expansions and renewals, is dependent on the market adoption of our platform. With the introduction of new technologies, the evolution of our platform and new market entrants, competition has intensified, and we expect competition to further intensify in the future. We employ a land and expand business model centered around offering a platform that is open, connected, and programmable. We believe that we have built a highly differentiated platform and we intend to continue to invest in building additional offerings, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our ability to improve market adoption of our platform will also depend on a number of other factors, including the competitiveness and pricing of our products, offerings of our competitors, success of international expansion, and effectiveness of our sales and marketing efforts.
Product-Led Innovation and Growth. We believe we have the most intuitive and powerful observability platform in the industry and have a proven track record of innovation in our industry. We intend to build upon that reputation by continuing to broaden the capabilities and features of our platform so more engineers can use it more often. In addition, we intend to drive significant product awareness, demand, adoption, and growth in new accounts by accelerating our self-service product marketing and sales initiatives. Our free tier of service encourages users to try our platform, and our product-led self-service model enables customers to increase the value they receive from the platform by adding additional data, users, and use cases. The easy-to-use, intuitive nature of our platform allows us to engage with these potential new customers in a more cost effective manner, which significantly reduces our customer acquisition costs.
International Growth. International markets present a significant opportunity for us to land new customers for our platform. We believe that leveraging commercial partnerships is a highly effective way to acquire new customers at low acquisition costs, while enabling these customers to realize value from our observability platform more rapidly. We intend to develop new relationships and leverage our existing relationships with distributors, resellers, service partners, hyperscalers, and global system integrators to grow our sales pipeline and drive new use cases as more businesses around the world accelerate their cloud native journey. Our ability to successfully expand within international markets will have a significant impact on our future operating performance.
Pricing Strategy. Since introducing our consumption-based model in fiscal year 2021, our customers have responded favorably. With our consumption-based model, our customers are charged based on actual usage, and we price all telemetry sources at the same rate without overage penalties. This removes barriers to adoption as it easily allows our customers to plan usage and forecast spend. We also offer varying commitment plans to best meet the needs of our customers, irrespective of size and maturity. As the power of our platform continues to grow and we help our customers solve their problems, we believe our customers will increase the number of users and the amount of data ingested into our platform. As such, we believe that our shift from a subscription-based pricing plan to a consumption-based pricing plan will better meet the needs of our customers and increase our ability to attract and convert free users into new paying customers. For the fiscal year ended March 31, 2023, approximately 76% of our revenues pertained to consumption-based pricing plans.
Retention and Expansion. A key factor in our success is the retention and expansion of our platform usage with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As a customer ramps on our platform, we transition to a more traditional direct sales, or sales-led, model to help the customer expand the use of our platform and the value they receive. Our existing customer base consists of more than 16,000 paid customers across multiple industry verticals and regions, providing us with a large market opportunity to grow our revenue by facilitating greater platform engagement and addressing new use cases. Our ability to retain existing customers and expand their usage of our platform will significantly impact our future revenues and revenue growth.
Cloud Optimization and Other Efficiency Initiatives. We have identified and are in the process of implementing several key initiatives for expanding our operating margin. For example, we have been optimizing our infrastructure by migrating from our own data centers to a significantly more efficient public cloud model to better match our growing demand and our operating costs. We have also begun leveraging the strengths of multiple cloud providers to gain efficiencies for our platform and our cost structure. As of March 31, 2023, we have migrated the majority of our platform to the public cloud, and we expect to complete this migration by the end of fiscal year 2024. Additionally, as we have continued to develop and expand our consumption-based model, we have gained critical insights into the varying components of the cost of the data, which has enabled us to better align our pricing and drive gross margins. Our ability to effectively identify and implement these efficiency initiatives will significantly impact our future operating expenses and gross margin.

Key Operating Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make key strategic decisions. The calculation of the key operating metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
Number of Active Customer Accounts. We believe the number of Active Customer Accounts is an important indicator of the growth of our business, the market adoption of our platform, and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, aggregated at the parent hierarchy level, for which we have recognized any revenue in the fiscal quarter. For clarity, one customer with several individual accounts at its subsidiary levels would be collectively recognized as one Active Customer Account. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a parent organization that has created a new Active Customer Account, this new Active Customer Account is combined with, and revenue from this new Active Customer Account is included with, the original Active Customer Account. In addition, our Active Customer Accounts metric is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity. We round the number of Active Customer Accounts that we report as of a particular date down to the nearest hundred.
For the three-month period ended March 31, 2023, we had 16,000 Active Customer Accounts, which is up from 14,800 Active Customer Accounts for the three-month period ended March 31, 2022 and is up sequentially from 15,700 Active Customer Accounts for the three-month period ended December 31, 2022.

	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Active Customer Accounts	16,000	15,700	15,300	15,100
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
For the three-month period ended March 31, 2023, we had 1,229 Active Customer Accounts with trailing 12-month revenue over $100,000, which was a 12% increase compared to 1,099 for the three-month period ended as of March 31, 2022 and a 2% increase compared to 1,203 for the three-month period ended December 31, 2022.

	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Active Customer Accounts > $100,000	1,229	1,203	1,171	1,137
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
Our percentage of revenue from Active Customers with trailing 12-month revenue greater than $100,000 was 85% for the three-month period ended March 31, 2023, compared to 82% for the three-month period ended March 31, 2022 and 84% for the three-month period ended December 31, 2022.

	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Percentage of Active Customer Accounts > $100,000	85%	84%	83%	83%
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
Our NRR decreased year-over-year to 118% for the period ended March 31, 2023 compared to 119% for the period ended March 31, 2022 and remained consistent quarter-over-quarter from 118% for the period ended December 31, 2022.

	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Net Revenue Retention Rate	118%	118%	119%	120%
Key Components of Results of Operations
Revenue
We primarily contract with our customers under consumption-based plans. These consumption-based plans tightly align the value our customers receive from our platform with what our customers ultimately pay. Customers on these consumption-based plans pay for data ingest and provisioned users. We have been contracting with our customers under consumption-based plans since fiscal year 2021. Our current revenues are largely derived from these plans. Prior to fiscal year 2021, we primarily contracted with our customers under subscription-based plans. The majority of our customers contract with us under committed spend contracts where they commit to an amount of spend over the contracted period in exchange for a discount on usage pricing or contract with us under “Pay as You Go” contracts where they are charged for usage in arrears. Our contracts are typically annual or multi-year in term length and are billed upfront or in arrears. Usage in excess of the commitment is generally invoiced in arrears. Some customers still contract under subscription-based plans. We expect to phase out most subscription-based plans as contract periods end and those contracts renew onto one of our consumption-based plans.
We have and may continue to experience volatility from our remaining performance obligations and deferred revenue as a result of our shift to a consumption-based model. We had remaining performance obligations of $808.1 million and $706.1 million as of March 31, 2023 and March 31, 2022, respectively, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as the mix of consumption-based and subscription-based plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
Our remaining performance obligations were $808.1 million as of March 31, 2023, of which we expect approximately 73% to be recognized as revenue in the 12 months ending March 31, 2024 based on historical customer consumption patterns. However, the amount and timing of revenue recognized from our remaining performance obligations are generally dependent upon customers’ future consumption, which is inherently variable and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.
Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption-based model, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns.
Cost of Revenue
Cost of revenue consists of expenses relating to hosting-related costs, salaries and benefits of operations and global customer support personnel, data center operations, depreciation and amortization, consulting costs, and payment processing fees. Personnel-related costs consist of salaries, benefits, bonuses, and stock-based compensation. We plan to continue increasing the capacity, capability, and reliability of our infrastructure to support the expected growth of our customer adoption and the number of products we offer, as customer usage is expected to continue to grow. Additionally, we are continuing to build out services and functionality in the public cloud, and have largely migrated our platform from third-party data center hosting facilities to public cloud hosting providers. While the transition to cloud hosting providers is largely complete, we are continuing to increase our efficiency regarding public cloud usage. We expect our transition to the public cloud to shift our hosting-related costs to a more variable cost structure rather than a fixed cost structure.

Gross Profit and Margin
Gross profit is equal to revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our hosting-related costs, operations and global customer support personnel, and the amortization of capitalized software. As we have largely transitioned our platform to the public cloud, gross margin has increased during the fiscal year ended March 31, 2023. We expect additional efficiency in our cloud usage and for gross margin to continue increasing in the fiscal year ending March 31, 2024 as we continue to close legacy data centers and scale our public cloud usage to reduce costs.
Operating Expenses
Personnel-related costs, which consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses.
Research and Development. Research and development expenses consist primarily of personnel costs and an allocation of our general overhead expenses. We continue to focus our research and development efforts on increasing our platform’s functionality by adding new products and features while enhancing the ease of use of our existing products. In the fiscal year ended March 31, 2023, we had nine major product launches and enhancements and expect to have a similar number of major product launches and enhancements in fiscal year 2024 based on our product roadmap. We capitalize the portion of our software development costs that meets the criteria for capitalization.
We plan to continue to hire employees for our engineering, product management, and design teams to support our research and development efforts. Although our research and development expenses may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our research and development activities, we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future.
Sales and Marketing. Sales and marketing expenses consist of personnel costs for our sales, marketing, and business development employees and executives. A significant majority of sales commissions are currently expensed as incurred. Previously, sales commissions attributable to acquiring new customer contracts were capitalized and amortized on a straight-line basis over the anticipated period of benefit. Therefore, sales commission expenses are expected to be greater than sales commission payouts until the remaining capitalized amounts from prior periods have been fully expensed. Sales and marketing expenses also include the costs of our marketing and brand awareness programs, including our free tier offering.
In our transition to the consumption-based model, our go-to-market operations have become more efficient, and have required less investment, than in our former more traditional subscription-based model. As we continue to transition our business to the consumption-based model, we are focusing on further sales efficiency. In furtherance of this strategy shift, we have reduced our spending in sales and marketing and reallocated those funds to increase our investment in research and development. While we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, our sales and marketing expenses, both in absolute dollars and as a percentage of our revenue, may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our sales and marketing initiatives.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, information technology, finance employees and executives. Also included are non-personnel costs, such as legal and other professional fees.
We plan to continue to expand our business both domestically and internationally, and we expect to increase the size of our general and administrative function to support the growth of our business. Although we expect our general and administrative expenses to remain flat or decrease modestly as a percentage of our revenue over the long term, we expect our general and administrative expenses to continue to increase in absolute dollars for the immediate future as we continue to scale our business. General and administrative expense as a percentage of our revenue may fluctuate from period to period depending on how rapidly we decide to scale our business.
Other Income (Expense)
Other income (expense), consists of interest income, primarily due to income earned on money market funds and short-term investments, offset by interest expense due on the 0.5% Convertible Senior Notes, and gains and losses from transactions denominated in a currency other than the functional currency.

Results of Operations For Fiscal Years Ended March 31, 2023 and 2022
The following tables summarize our consolidated statements of operations for the fiscal years ended March 31, 2023 and March 31, 2022 and as a percentage of our revenue for those periods. For a discussion of our consolidated statement of operations data for the fiscal year ended March 31, 2021 and as a percentage of revenue for that period, see “Results of Operations for Fiscal Years Ended March 31, 2021, 2020, and 2019” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 17, 2022, or our Fiscal 2022 Annual Report. For a discussion of our liquidity and capital resources for the fiscal year ended March 31, 2021, see “Liquidity and Capital Resources” in Part II, Item 7 of our Fiscal 2022 Annual Report. The period to period comparison of results is not necessarily indicative of results for future periods.

	Fiscal Year Ended March 31,
	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$925,626	$785,521
Cost of revenue (1)	246,383	256,279
Gross profit	679,243	529,242
Operating expenses:
Research and development (1)	275,299	211,856
Sales and marketing (1)	400,115	394,027
General and administrative (1)	189,072	151,912
Total operating expenses	864,486	757,795
Loss from operations	(185,243)	(228,553)
Other income (expense):
Interest income	14,321	2,862
Interest expense	(4,943)	(4,921)
Other expense, net	(66)	(1,170)
Loss before income taxes	(175,931)	(231,782)
Income tax provision	2,896	323
Net loss	$(178,827)	$(232,105)
Net loss and adjustment attributable to redeemable non-controlling interest	$(1,419)	$(18,297)
Net loss attributable to New Relic	$(180,246)	$(250,402)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$5,307	$5,042
Research and development	57,846	48,355
Sales and marketing	49,479	48,986
General and administrative (2)	47,383	50,656
Total stock-based compensation expense (3)	$160,015	$153,039
(2) Includes $9.6 million acceleration of share-based payment expense for the fiscal year ended March 31, 2022 for one of our executives due to his departure at the end of June 2021. There was no corresponding expense for the twelve months ended March 31, 2023.
(3) Includes $0.5 million expense for the fiscal year ended March 31, 2022 due to the restructuring activities commenced in April 2021. There was no corresponding expense for the twelve months ended March 31, 2023. Refer to Note 18 — Restructuring contained in the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K for more information.

	Fiscal Year Ended March 31,
	2023	2022
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue (1)	27	33
Gross profit	73	67
Operating expenses:
Research and development (1)	30	27
Sales and marketing (1)	43	50
General and administrative (1)	20	19
Total operating expenses	93	96
Loss from operations	(20)	(29)
Other income (expense):
Interest income	2	—
Interest expense	(1)	(1)
Other income (expense), net	—	—
Loss before income taxes	(19)	(30)
Income tax provision	—	—
Net loss	(19%)	(30%)
Net loss and adjustment attributable to redeemable non-controlling interest	—	(2)
Net loss attributable to New Relic	(19%)	(32%)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended March 31,
	2023	2022
	(as a percentage of revenue)
Cost of revenue	1%	1%
Research and development	6	6
Sales and marketing	5	6
General and administrative	5	6
Total stock-based compensation expense	17%	19%
Revenue

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
United States	$597,975	$528,922	$69,053	13%
EMEA	160,349	121,301	39,048	32%
APAC	100,224	79,940	20,284	25%
Other	67,078	55,358	11,720	21%
Total revenue	$925,626	$785,521	$140,105	18%
Revenue increased $140.1 million, or 18%, in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. Our revenue from the United States increased $69.1 million, or 13%, our revenue from EMEA increased $39.0 million, or 32%, our revenue from APAC increased $20.3 million, or 25%, and our revenue from other regions increased $11.7 million, or 21% in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022, primarily as a result of growth in our customer base and increase in customer consumption.

Cost of Revenue

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$246,383	$256,279	$(9,896)	(4)%
Cost of revenue decreased $9.9 million, or 4%, in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The decrease was primarily attributable to a $15.6 million decrease in hosting-related costs, consulting, and software expenses driven by our transition from third-party data center hosting facilities to public cloud hosting providers as well as credits received from our public cloud hosting providers. The decrease was partially offset by a $4.5 million increase in allocated costs, including lease restructuring costs, the impairment of certain acquired technologies, and a $1.4 million increase in personnel-related costs.
Gross Profit and Margin

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Gross profit	$679,243	$529,242	$150,001	28%
Gross margin %	73%	67%
Gross profit increased $150.0 million, or 28%, in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The increase was primarily attributable to an increase in our revenues driven by growth in our customer base and increase in customer consumption, and a reduction in our cost of revenue driven by our transition to public cloud hosting providers, as well as other factors discussed above.
Research and Development

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$275,299	$211,856	$63,443	30%
Research and development expenses increased $63.4 million, or 30%, in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The increase was primarily attributable to an increase in personnel-related costs of $49.9 million, driven by an increase in headcount and compensation-related expenses and a $10.3 million increase in allocated costs, including lease restructuring, facilities, and depreciation costs. The remaining increase was driven by a $2.4 million increase in software subscription and consulting expenses and a $1.3 million increase in travel expenses.
Sales and Marketing

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$400,115	$394,027	$6,088	2%
Sales and marketing expenses increased $6.1 million, or 2%, in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The increase was attributable to a $8.4 million increase in marketing programs, a $7.2 million increase in travel expenses, and a $1.7 million increase in other miscellaneous expenses. The increase was offset by a $6.4 million decrease in personnel-related costs, a $3.7 million decrease in allocated costs, including facilities and depreciation expenses, and a $1.2 million decrease in consulting and software expense. The decrease in personnel-related costs was driven by the impact of higher commission amortization expenses incurred in the same period last year when we first shifted to a consumption-business model from our subscription-business model.

General and Administrative

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$189,072	$151,912	$37,160	24%
General and administrative expenses increased $37.2 million, or 24%, in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The increase was primarily attributable to a $23.2 million increase in allocated costs, mostly lease restructuring, and a $9.5 million increase in personnel-related costs, driven by an increase in headcount and compensation-related expenses. The remaining increase was attributable to a $3.3 million increase in travel expenses and a $1.2 million increase in other miscellaneous expenses.
Other Income (Expense)

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense)	$9,312	$(3,229)	$12,541	388%
Other income increased by $12.5 million, or 388%, in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The increase was primarily attributable to a $11.5 million increase in interest income due to higher interest rates and a $1.0 million decrease in interest and other expenses.
Provision for Income Tax

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Loss before income taxes	$(175,931)	$(231,782)	$55,851	24%
Effective tax rate	(1.6)%	(0.1)%
Income tax provision	$2,896	$323	$2,573	797%
Income tax expense increased $2.6 million, or 797%, from $0.3 million in the fiscal year ended March 31, 2022 to $2.9 million in the fiscal year ended March 31, 2023. The increase was primarily attributable to an increase in U.S. tax due to a one-time benefit recorded during fiscal year 2022 related to the acquisition of CodeStream, Inc. and an increase in foreign tax expense related to uncertain tax positions.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Fiscal Year Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(1,419)	$(18,297)	$16,878	92%
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $16.9 million or 92%, in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The decrease in loss and adjustment was attributable to the redeemable non-controlling interest’s adjustment to estimated redemption value of our joint venture in New Relic K.K., partially offset by our share of associated losses.

Non-GAAP Financial Measures
Non-GAAP Gross Margin, Non-GAAP Income (Loss) From Operations, and Non-GAAP Net Income (Loss)
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss). We define non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss) as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation expense, (2) amortization of stock-based compensation capitalized in software development costs, (3) the amortization of purchased intangibles, (4) employer payroll tax expense on equity incentive plans, (5) amortization of debt discount and issuance costs, (6) the transaction costs related to acquisitions, (7) lawsuit litigation cost and other expense, and (8) restructuring charges. We use non-GAAP financial measures, including non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss), internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
We believe these measures are useful to investors, as a supplement to GAAP measures, in evaluating our operational performance. We have provided below a reconciliation of GAAP gross margin to non-GAAP gross margin, a reconciliation of GAAP income (loss) from operations to non-GAAP income (loss) from operations, and a reconciliation of GAAP net income (loss) to non-GAAP net income (loss). We believe non-GAAP gross margin, non-GAAP income (loss) from operations, and non-GAAP net income (loss) are useful to investors and others in assessing our operating performance due to the following factors:
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
Amortization of purchased intangibles. We view amortization of purchased intangible assets as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are evaluated for impairment regularly, amortization of the cost of purchased intangibles is an expense that is not typically affected by operations during any particular period. Amortization of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. We find it useful to exclude these non-cash charges from our operating expenses to assist in budgeting, planning, and forecasting future periods. The use of intangible assets contributed to our revenues during the periods presented and will also contribute to our revenues in future periods. Amortization of purchased intangible assets will recur in future periods.
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
Restructuring charges. In April 2021, we commenced a restructuring plan to realign our cost structure to better reflect significant product and business model innovation. In August 2022, we commenced a restructuring plan to realign our cost structure with our business needs as we moved to focus our resources on top priorities, and in March 2023, we approved a new restructuring plan in connection with the reduction of our global real estate footprint in line with our Flex First philosophy. As a result of each of these restructuring plans, we incurred charges of approximately $39.1 million and $12.6 million for the twelve months ended March 31, 2023 and 2022, respectively. For the quarter ended March 31, 2023, we incurred restructuring charges of approximately $31.8 million consisting primarily of real estate lease terminations and other associated costs. We believe it is appropriate to exclude the restructuring charges because they are not indicative of our future operating results.
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

The following tables present our non-GAAP gross margin, non-GAAP income (loss) from operations and our non-GAAP net income (loss) and reconcile our GAAP gross margin to non-GAAP gross margin, GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for the three months ended and fiscal year ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2023	2022	2023	2022
GAAP gross profit	$186,101	$141,792	$679,243	$529,242
Plus: Stock-based compensation expense	1,256	1,285	5,307	5,042
Plus: Amortization of purchased intangibles	2,383	2,291	11,433	7,649
Plus: Amortization of stock-based compensation capitalized in software development costs	560	722	4,077	2,402
Plus: Employer payroll tax on employee equity incentive plans	87	75	253	243
Plus: Restructuring charges (1)	1,268	—	1,675	—
Non-GAAP gross profit	$191,655	$146,165	$701,988	$544,578
GAAP gross margin	76.7%	68.9%	73.4%	67.4%
Non-GAAP adjustments	2.3%	2.1%	2.5%	2.0%
Non-GAAP gross margin	79.0%	71.0%	75.9%	69.4%

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2023	2022	2023	2022
GAAP loss from operations	$(55,213)	$(55,747)	$(185,243)	$(228,553)
Plus: Stock-based compensation expense	44,602	35,490	160,015	153,039
Plus: Amortization of purchased intangibles	2,383	2,291	11,433	7,649
Plus: Transaction costs related to acquisitions	—	—	929	361
Plus: Amortization of stock-based compensation capitalized in software development costs	560	722	4,077	2,402
Plus: Lawsuit litigation cost and other expense	—	(69)	88	(10)
Plus: Employer payroll tax on employee equity incentive plans	1,912	1,359	4,143	3,911
Plus: Restructuring charges (1)	31,849	—	39,059	12,119
Non-GAAP income (loss) from operations	$26,093	$(15,954)	$34,501	$(49,082)

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2023	2022	2023	2022
GAAP net loss	$(52,457)	$(56,391)	$(178,827)	$(232,105)
Plus: Stock-based compensation expense	44,602	35,490	160,015	153,039
Plus: Amortization of purchased intangibles	2,383	2,291	11,433	7,649
Plus: Transaction costs related to acquisitions	—	—	929	361
Plus: Amortization of stock-based compensation capitalized in software development costs	560	722	4,077	2,402
Plus: Lawsuit litigation cost and other expense	—	(69)	88	(10)
Plus: Employer payroll tax on employee equity incentive plans	1,912	1,359	4,143	3,911
Plus: Amortization of debt discount and issuance costs	558	591	2,381	2,357
Plus: Restructuring charges (1)	31,849	—	39,059	12,119
Non-GAAP net income (loss)	$29,407	$(16,007)	$43,298	$(50,277)
(1) For the fiscal year ended March 31, 2022, a restructuring related charge for the stock-based compensation expense of $0.5 million was included on its respective line items. There was no corresponding expense for the fiscal year ended March 31, 2023.
Non-GAAP income (loss) from operations and non-GAAP net income (loss) for the periods presented reflects the same trends discussed above in “Results of Operations.” Although we have generated non-GAAP income from operations and non-GAAP net income in the three and twelve months ended March 31, 2023, and although we expect that these numbers will improve over time with increased efficiencies, we have generated non-GAAP loss from operations and non-GAAP net loss in prior recent periods.
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2023	2022	2023	2022
Net cash provided by operating activities	$73,035	$49,952	$53,770	$3,624
Capital expenditures	(340)	(2,601)	(3,114)	(5,778)
Capitalized software development costs	(4,684)	(3,256)	(16,878)	(12,662)
Free cash flow (Non-GAAP)	$68,011	$44,095	$33,778	$(14,816)
Net cash provided by (used in) investing activities	$36,981	$(36,642)	$279,881	$(19,757)
Net cash provided by financing activities	$8,905	$9,558	$23,401	$44,140
Liquidity and Capital Resources

	Fiscal Year Ended March 31,
	2023	2022
	(in thousands)
Cash provided by operating activities	$53,770	$3,624
Cash provided by (used in) investing activities	279,881	(19,757)
Cash provided by financing activities	23,401	44,140
Net increase in cash, cash equivalents and restricted cash	$357,052	$28,007
Sources of Cash and Material Cash Requirements
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. As disclosed in Note 7. Senior Convertible Debt, our 0.5% Convertible Senior Notes matured on May 1, 2023, and were paid in cash on the due date. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Our material cash requirements as of March 31, 2023 consisted of obligations under leases for office space and purchase commitments and our 0.5% Convertible Senior Notes.

As of March 31, 2023, material cash requirements for future periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Principal amount payable on the Notes (1)	$500,250	$500,250	$—	$—	$—
Operating lease obligations (2)	58,085	14,196	23,262	18,613	2,014
Purchase obligations (3)	518,337	88,296	276,829	153,212	—
Total	$1,076,672	$602,742	$300,091	$171,825	$2,014

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
As of March 31, 2023, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above, as it is unclear when these liabilities will be paid.
Operating Activities
During the fiscal year ended March 31, 2023, cash provided by operating activities was $53.8 million, which was an increase of $50.1 million, or 1,384%, from cash provided by operating activities of $3.6 million during the fiscal year ended March 31, 2022. The increase in cash provided by operating activities was primarily driven by the following:
•Decrease in net loss of $53.3 million resulting from increased revenues from new active customers and increased consumption spending.
•Increase in non-cash charges of $21.1 million, primarily driven by an increase of $34.7 million related to the write-off of long-lived assets as part of our restructuring efforts, and an increase of $7.0 million in stock-based compensation expense. This was partially offset by a decrease of $22.7 million in depreciation and amortization expense.
•Decrease in cash flow from changes in operating assets and liabilities of $24.3 million, primarily driven by the decrease of $47.7 million in deferred revenue, decrease of $13.4 million in the change in accounts payable, decrease of $12.1 million in the change in deferred contract acquisition costs, and decrease of $7.8 million in accrued compensation and benefits and other liabilities. The decrease in cash flow from changes in operating assets and liabilities was partially offset by an increase of $44.0 million in the change in net accounts receivables for the period, an increase of $14.3 million in the change in prepaid expenses and other assets, an increase of $4.7 million in the change in lease liabilities, and an increase of $3.1 million in the change in lease right-of-use assets.
Investing Activities
Cash provided by investing activities during the fiscal year ended March 31, 2023 was $279.9 million, and was primarily a result of proceeds from the maturity and sale of short-term investments of $355.6 million and proceeds from the sale of property and equipment of $2.2 million. This was partially offset by the purchase of short-term investments of $50.4 million, an increase in capitalization of software development costs of $16.9 million, purchases of property and equipment of $3.1 million, and a net payment of $7.5 million which was held back for an acquisition that occurred in the prior year.
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
Financing Activities
Cash provided by financing activities during the fiscal year ended March 31, 2023 was $23.4 million, primarily as a result of proceeds from our employee stock purchase plan of $13.6 million and proceeds from exercise of employee stock options of $9.8 million.

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
We believe that accounting policies requiring estimates, assumptions, and judgments have the most significant impact on our consolidated financial statements, as described below.
Revenue Recognition
We generate revenue from consumption-based and subscription-based agreements that allow customers to access our platform over the internet as a service. We typically sell (1) a subscription-based agreement for a committed contractual amount that is apportioned ratably over the term of the subscription period, (2) a consumption-based agreement for a committed contractual amount where the committed contractual amount is drawn down as usage occurs and may or may not include a usage overage component, and (3) a consumption-based arrangement that is billed based on usage (“Pay as You Go”).
We recognize usage above the commitment for consumption-based agreements as revenue either as usage occurs or ratably over time based on an estimate of total usage above the commitment. We estimate total usage above the commitment using historical data together with forward looking factors to project usage for the remaining term of the contract. The estimated consumption-based revenues are constrained to the amount we expect to be entitled to receive in exchange for providing access to our platform. Revenue from subscription-based agreements is recognized on a ratable basis over the contractual subscription period of the agreement.
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
Restructuring Charges
We recognize liabilities for contract exit-related and employee separation costs related to certain restructuring activities. For future costs related to contracts without future benefit or contract terminations, we recognize a liability at estimated fair value at the earlier of contract termination or the cease-use date. We recognize other contract exit-related costs as incurred. We recognize employee separation costs, including one-time termination benefits, as liabilities measured at their estimated fair value at the time of communication to employees, unless future service is required, in which case we recognize the costs ratably over the future service period. Ongoing termination benefits are recognized as liabilities and measured at their estimated fair value when the amount of such benefits are probable and reasonably estimable.
We make certain judgments and estimates with respect to the timing and amount of our restructuring liabilities using the best information available at the time of recognition. While we use our best estimate for timing and amounts, our estimates can change when the underlying facts and circumstances change subsequent to the date the original liability was recorded. If actual results differ, or if we determine revised estimates are necessary, we may record additional liabilities or reverse a portion of existing liabilities. If our restructuring activities impact our long-lived assets, we assess those impacted assets for recoverability, and may recognize an impairment or accelerate depreciation and amortization reflecting the shortened useful lives for the associated assets.
Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
The majority of our subscription and consumption-based agreements are denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. As exchange rates may fluctuate significantly between periods, our non-U.S. dollar denominated revenue and operating expenses may also experience significant fluctuations between periods as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. As the impact of foreign currency exchange rates are not projected to be material to our operating results, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents of $625.7 million as of March 31, 2023, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $254.1 million as of March 31, 2023, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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

Item 8. Financial Statements and Supplementary Data
NEW RELIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of New Relic, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of New Relic, Inc. and subsidiaries (the "Company") as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter Description
The Company generates revenue from subscription-based and consumption-based agreements that allow customers to access its products and/or platform over the internet as a service. Generally, subscription revenue is recognized on a ratable basis over the contractual subscription period of the agreement beginning when or as control of the promised goods or services is transferred to the customer. Revenue related to consumption-based agreements involve the customer agreeing to a committed contractual amount where the committed amount is drawn down as a usage occurs and may or may not include a usage overage component. Revenue related to commitment contracts that have excess usage either recognizes the usage as incurred or as an estimated amount of the usage above the minimum commitment. For the fiscal year ended March 31, 2023, the Company’s revenue was $925.6 million.
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
–Evaluated the model used by management to estimate the variable consideration by testing the inputs for reasonableness and performing a look-back testing.
–Recalculated the amount of variable consideration for a sample of recorded transactions.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 23, 2023
We have served as the Company's auditor since 2012.

NEW RELIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$625,727	$268,695
Short-term investments	254,085	559,984
Accounts receivable, net of allowances of $3,121 and $3,073, respectively	234,287	226,182
Prepaid expenses and other current assets	17,747	29,447
Deferred contract acquisition costs	14,962	24,058
Total current assets	1,146,808	1,108,366
Property and equipment, net	48,509	68,368
Restricted cash	5,795	5,775
Goodwill	172,298	163,677
Intangible assets, net	11,603	15,636
Deferred contract acquisition costs, non-current	8,558	10,463
Lease right-of-use assets	19,678	50,465
Other assets, non-current	5,759	4,916
Total assets	$1,419,008	$1,427,666
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$29,452	$32,545
Accrued compensation and benefits	37,552	37,023
Other current liabilities	39,424	36,098
Convertible senior notes, current	500,044	—
Deferred revenue	370,987	398,754
Lease liabilities	10,928	11,103
Total current liabilities	988,387	515,523
Convertible senior notes, net	—	497,663
Lease liabilities, non-current	38,384	49,809
Deferred revenue, non-current	3,800	108
Other liabilities, non-current	24,897	20,173
Total liabilities	1,055,468	1,083,276
Redeemable non-controlling interest	23,105	21,686
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2023 and March 31, 2022; 69,786 shares and 66,988 shares issued at March 31, 2023 and March 31, 2022; and 69,526 shares and 66,728 shares outstanding at March 31, 2023 and March 31, 2022	69	66
Treasury stock—at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,311,615	1,114,221
Accumulated other comprehensive loss	(7,432)	(8,012)
Accumulated deficit	(963,554)	(783,308)
Total stockholders’ equity	340,435	322,704
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,419,008	$1,427,666
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenue	$925,626	$785,521	$667,648
Cost of revenue	246,383	256,279	181,564
Gross profit	679,243	529,242	486,084
Operating expenses:
Research and development	275,299	211,856	174,851
Sales and marketing	400,115	394,027	361,702
General and administrative	189,072	151,912	120,931
Total operating expenses	864,486	757,795	657,484
Loss from operations	(185,243)	(228,553)	(171,400)
Other income (expense):
Interest income	14,321	2,862	7,888
Interest expense	(4,943)	(4,921)	(24,901)
Other expense, net	(66)	(1,170)	(1,918)
Loss before income taxes	(175,931)	(231,782)	(190,331)
Income tax provision	2,896	323	559
Net loss	$(178,827)	$(232,105)	$(190,890)
Net loss and adjustment attributable to redeemable non-controlling interest	$(1,419)	$(18,297)	$(1,720)
Net loss attributable to New Relic	$(180,246)	$(250,402)	$(192,610)
Net loss attributable to New Relic per share, basic and diluted	$(2.67)	$(3.88)	$(3.15)
Weighted-average shares used to compute net loss per share, basic and diluted	67,614	64,592	61,070
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Net loss attributable to New Relic	$(180,246)	$(250,402)	$(192,610)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	580	(7,993)	(4,888)
Comprehensive loss attributable to New Relic	$(179,666)	$(258,395)	$(197,498)
See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2020	60,098	$60	$780,479	260	$(263)	$4,869	$(394,506)	$390,639
Issuance of common stock upon exercise of stock options	462	—	6,865	—	—	—	—	6,865
Issuance of common stock for vested restricted and performance stock units	1,536	2	(2)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	302	—	14,425	—	—	—	—	14,425
Stock-based compensation expense	—	—	137,177	—	—	—	—	137,177
Issuance of common stock related to acquisition of business	1,621	2	62,365	—	—	—	—	62,367
Other comprehensive loss, net	—	—	—	—	—	(4,888)	—	(4,888)
Net loss attributable to New Relic	—	—	—	—	—	—	(192,610)	(192,610)
Balance at March 31, 2021	64,019	$64	$1,001,309	260	$(263)	$(19)	$(587,116)	$413,975
Effect of adoption of ASU 2020-06	—	—	(100,136)	—	—	—	54,210	(45,926)
Issuance of common stock upon exercise of stock options	848	1	31,867	—	—	—	—	31,868
Issuance of common stock for vested restricted and performance stock units	1,505	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	214	—	12,272	—	—	—	—	12,272
Issuance of common stock related to acquisition of business	402	—	13,487	—	—	—	—	13,487
Stock-based compensation expense	—	—	155,423	—	—	—	—	155,423
Other comprehensive loss, net	—	—	—	—	—	(7,993)	—	(7,993)
Net loss attributable to New Relic	—	—	—	—	—	—	(250,402)	(250,402)
Balance at March 31, 2022	66,988	$66	$1,114,221	260	$(263)	$(8,012)	$(783,308)	$322,704
Issuance of common stock upon exercise of stock options	415	—	9,808	—	—	—	—	9,808
Issuance of common stock for vested restricted and performance stock units	1,880	3	(3)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	233	—	13,593	—	—	—	—	13,593
Issuance of common stock related to acquisition of business	270	—	12,112	—	—	—	—	12,112
Stock-based compensation expense	—	—	161,884	—	—	—	—	161,884
Other comprehensive income, net	—	—	—	—	—	580	—	580
Net loss attributable to New Relic	—	—	—	—	—	—	(180,246)	(180,246)
Balance at March 31, 2023	69,786	$69	$1,311,615	260	$(263)	$(7,432)	$(963,554)	$340,435

See notes to consolidated financial statements.

NEW RELIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss attributable to New Relic	$(180,246)	$(250,402)	$(192,610)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	$1,419	$18,297	$1,720
Net loss:	$(178,827)	$(232,105)	$(190,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,380	86,065	89,312
Stock-based compensation expense	160,015	153,039	135,143
Amortization of debt discount and issuance costs	2,381	2,357	22,336
Loss on facilities exit	10,840	—	—
Non-cash charges related to restructuring activities	23,840	—	—
Other	3,555	1,429	3,610
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(9,356)	(53,319)	(27,084)
Prepaid expenses and other assets	8,493	(5,796)	(7,571)
Deferred contract acquisition costs	(14,417)	(2,345)	(46,953)
Lease right-of-use assets	11,442	8,294	959
Accounts payable	(3,634)	9,745	11,766
Accrued compensation and benefits and other liabilities	11,733	19,564	18,778
Lease liabilities	(11,600)	(6,898)	1,519
Deferred revenue	(24,075)	23,594	58,941
Net cash provided by operating activities	53,770	3,624	69,866
Cash flows from investing activities:
Purchases of property and equipment	(3,114)	(5,778)	(18,737)
Proceeds from sale of property and equipment	2,198	1,001	—
Cash paid for acquisitions, net of cash acquired	(7,508)	(7,192)	(41,536)
Purchases of short-term investments	(50,373)	(301,068)	(405,054)
Proceeds from sale and maturity of short-term investments	355,556	305,942	335,964
Capitalized software development costs	(16,878)	(12,662)	(13,494)
Net cash provided by (used in) investing activities	279,881	(19,757)	(142,857)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	13,593	12,272	14,425
Proceeds from exercise of employee stock options	9,808	31,868	6,865
Net cash provided by financing activities	23,401	44,140	21,290
Net increase (decrease) in cash, cash equivalents and restricted cash	357,052	28,007	(51,701)
Cash, cash equivalents and restricted cash at beginning of period	274,470	246,463	298,164
Cash, cash equivalents and restricted cash at end of period	$631,522	$274,470	$246,463
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$625,727	$268,695	$240,821
Restricted cash	5,795	5,775	5,642
Total cash, cash equivalents and restricted cash	$631,522	$274,470	$246,463
Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$4,239	$4,666	$4,544
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$12,112	$13,487	$62,365
Property and equipment purchased but not paid yet	$256	$8	$1,776
Acquisition holdback	$3,300	$7,250	$—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Summary of Significant Accounting Policies
Business—New Relic, Inc. (the “Company” or “New Relic”) was incorporated in Delaware on February 20, 2008, when it converted from a Delaware limited liability company called New Relic Software, LLC, which was formed in Delaware in September 2007. The Company provides an “all-in-one” observability platform that enables its customers to plan, build, deploy, and operate their critical digital infrastructure by harnessing the power of data. The Company’s observability platform combines metrics, events, logs, traces, and other telemetry data with our proprietary stack of analytical tools to rapidly generate actionable, fact-based insights. The Company’s customers use the New Relic platform to improve uptime, reliability, and operational efficiency, in order to optimize the digital experience for their customers as well as within their organizations.
Fiscal Year—The Company’s fiscal year ends on March 31. References to fiscal 2023 refer to the fiscal year ended March 31, 2023.
Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries, wholly owned or otherwise, and have been prepared in accordance with United States generally accepted accounting principles, or GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency Translation and Transactions—The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company translates all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates.
Foreign currency-denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses have been included in “Other income (expense), net” on our consolidated statements of operations.
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
Short-term Investments—Short-term investments consist of money market funds, certificates of deposit, commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, while realized gains and losses are reported within the statement of operations. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the consolidated statement of operations. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). The Company did not identify any investments as other-than-temporarily impaired as of March 31, 2023 or March 31, 2022.
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. There has been no such adjustment as of March 31, 2023.
Property and Equipment—Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for employee-related computers and software, three years for other office equipment and site-related computer hardware, and five years for furniture. Leasehold improvements are amortized over the shorter of the lease-term or the estimated useful life of the related asset. Down payments for property and equipment are recorded at cost and included in other assets in the accompanying consolidated balance sheet. Once the corresponding property and equipment item has been received, it will be reclassified to property and equipment then depreciated.
Revenue Recognition—The Company generates revenue from consumption-based and subscription-based agreements that allow customers to access its platform over the internet as a service. The Company typically sells (1) a subscription-based agreement for a committed contractual amount that is apportioned ratably over the term of the subscription period, (2) a consumption-based agreement for a committed contractual amount where the committed contractual amount is drawn down as usage occurs and may or may not include a usage overage component, and (3) a consumption-based arrangement that is billed based on usage (“Pay as You Go”).
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
Usage above the commitment for consumption-based agreements is recognized as revenue either as the usage occurs or ratably over time based on an estimate of total usage above the commitment. Total usage above the commitment is estimated using historical data together with forward looking factors to project usage for the remaining term of the contract. The estimated consumption-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Revenue from subscription-based agreements is recognized on a ratable basis over the contractual subscription period of the agreement. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
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
The Company capitalized $19.5 million, $16.4 million, and $17.6 million in internal use software during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Included in the capitalized development costs were $2.7 million, $3.7 million, and $4.1 million of stock-based compensation costs for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Amortization expense totaled $14.1 million, $10.7 million, and $7.0 million during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. The net book value of capitalized internal use software as of March 31, 2023 and 2022, which is recorded in property and equipment on the accompanying consolidated balance sheets, was $31.7 million and $28.0 million, respectively.
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
The Company amortizes capitalized implementation costs over the expected life of the service contract. The Company capitalized $1.0 million, $1.6 million, and $2.1 million in implementation costs for software hosting arrangements during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Amortization expense totaled $1.7 million, $1.3 million, and $1.2 million during the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
Restructuring Charges—The Company recognizes liabilities for contract exit-related costs and employee separation costs related to certain restructuring activities. For future costs related to contracts without future benefit or contract termination the Company recognizes a liability at estimated fair value at the earlier of contract termination or cease-use dates. Other contract exit-related costs are recognized as incurred. Employee separation costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits are probable and reasonably estimable. In connection with restructuring activities, the Company also reassesses the recoverability of certain long-lived assets impacted by the restructuring activities, and as a result, the Company recognizes impairments or accelerated depreciation and amortization reflecting the shortened useful lives of the underlying assets.
The Company recognized $39.1 million, $12.6 million, and $0.0 million in restructuring costs during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. As of March 31, 2023, the Company accrued $7.1 million in restructuring reserves for other lease exit costs and $17.9 million in lease liabilities. There were no corresponding reserves for the fiscal year ended March 31, 2022.
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
Advertising Expenses—Advertising is expensed as incurred and is included in sales and marketing in the consolidated statements of operations. Advertising expense was $40.0 million, $29.0 million, and $24.5 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
Operating Leases—The Company leases office space under non-cancelable operating leases which expire from 2023 to 2031. All of its office leases are classified as operating leases with lease expense recognized on a straight-line basis over the lease term.
Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As these leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company considers information including, but not limited to, the lease term, the Company's credit rating, and interest rates of similar debt instruments with comparable credit ratings. The lease right-of-use assets are also increased by any lease prepayments made and reduced by any lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain that the Company will exercise the extension option.
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
Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through March 31, 2023, the Company has not had any goodwill impairment.
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
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash balances at financial institutions that management believes are high-credit, quality financial institutions, where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of March 31, 2023 and March 31, 2022, 98% and 96%, respectively, of cash, cash equivalents, and restricted cash were concentrated in the United States. The Company has not experienced any losses on cash and cash equivalents to date. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with typical commercial banking relationships. For the purpose of assessing concentrations of credit risk and customer significance, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. There were no customers that represented more than 10% of the Company’s accounts receivable balance as of March 31, 2023 and March 31, 2022. In addition, there were no customers that individually exceeded 10% of the Company’s revenue during the fiscal years ended March 31, 2023, 2022, and 2021.
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
The Company applies a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company has evaluated all recently issued accounting standards and determined that there are none within the scope of the Company's accounting policies at the time of this report.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations - Accounting for Contract Liabilities from Contracts with Customers (Topic 805), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under ASC 606 as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after April 1, 2023, including interim periods within those fiscal years. The Company has evaluated the impact of adopting this guidance and determined there is no financial statement impact as of March 31, 2023 as the Company's acquisitions have not involved contract assets or contract liabilities.

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
The acquisition was accounted for as a business combination in accordance with ASC 805. The estimated fair value of developed technology acquired of $7.4 million was determined through the use of a third-party valuation firm using cost approach methodology. The direct transaction costs of the acquisition were accounted for separately from the business combination and expensed as incurred. The business combination did not have a material impact on the consolidated financial statements and therefore historical and pro forma disclosures have not been presented.
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
Pixie Labs Inc.
On December 22, 2020, the Company acquired all of the equity interests in Pixie Labs Inc. (“Pixie Labs”), a company that provides a next-generation machine intelligence observability solution for developers using Kubernetes. The aggregate purchase price of $107.9 million consisted of approximately $45.6 million in cash (of which $15.0 million was held in escrow for 12 months after the transaction closing date) and 884,269 shares of Company common stock with an aggregate fair value of approximately $62.4 million. The fair value of the consideration transferred was determined based on a $70.53 per share price of the Company’s common stock.
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
The acquisition also included a holdback arrangement with certain employees of Pixie Labs, totaling approximately 736,469 shares of the Company’s common stock, contingent upon their continued employment with the Company. The fair value of these awards, which are subject to the recipients’ continued service, was $51.9 million and was excluded from the aggregate purchase price. These awards are being recognized as stock-based compensation expense over the vesting period, which ranges from 18 months to 37 months.

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. On August 21, 2018, the investors initially contributed approximately $3.6 million (396 million Japanese Yen) in exchange for 40% of the outstanding common stock of New Relic K.K. On August 21, 2019, the Company and Investors additionally contributed approximately $1.5 million (156 million Japanese Yen) and approximately $1.0 million (104 million Japanese Yen), respectively, to subscribe to additional shares. As of March 31, 2023, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of March 31, 2023, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $2.0 million at March 31, 2023.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below (in thousands):

	March 31, 2023	March 31, 2022	March 31, 2021
Balance, beginning of period	$21,686	$3,389	$1,669
Net loss attributable to redeemable non-controlling interest	(581)	(282)	(1,421)
Adjustment to redeemable non-controlling interest	2,000	18,579	3,141
Balance, end of period	$23,105	$21,686	$3,389

4.    Revenue
The Company offers a comprehensive suite of products delivered on its open and extensible cloud-based platform that enable organizations to collect, store, and analyze massive amounts of data in real time so they can better operate their applications and infrastructure and improve their digital customer experience. The Company generates revenue from subscription-based arrangements and consumption-based arrangements that allow customers to access its products and/or platform.
Revenue from subscription-based arrangements is recognized on a ratable basis over the contractual subscription period of the arrangement beginning when or as control of the promised goods or services is transferred to the customer.
Beginning in the second quarter of fiscal 2021, the Company started offering consumption-based pricing to its customers. Customers have the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or they may commit to a minimum spend over their contracted period. Revenue related to Pay as You Go contracts are recognized based on the customers’ actual usage. Revenue related to commitment contracts is recognized either as usage is incurred or on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at usage in previous months and other factors and projecting out for the rest of the contract. The estimated consumption-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Deferred revenue consists of billings or payments received in advance of revenue being recognized.
Accounts Receivable and Contract Assets
The Company performed procedures to evaluate the creditworthiness of its customers and assess collectability of accounts. Using a current expected credit loss model, the Company determined that, while there may be a delay in collections due to the downturn in economic activity, there has not been a material impact to the risk of credit loss on accounts receivables as of March 31, 2023.
The Company receives payments from customers based upon billing cycles. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues the Company has recognized in excess of the amount it has billed to the customer is considered to be a contract asset. Contract assets were $0.7 million and $1.5 million as of March 31, 2023 and March 31, 2022, respectively. The Company has no asset impairment charges related to contract assets for the periods presented.
Deferred Revenue
Deferred revenue represents consideration received from customers in excess of revenues recognized. The following table presents the changes to the Company’s deferred revenue for each of the periods presented below (in thousands):

	March 31, 2023	March 31, 2022
Deferred revenue, beginning of period	$398,862	$375,268
Contributions from contract asset	(801)	(1,017)
Billings	902,352	810,132
Revenue recognized	(925,626)	(785,521)
Deferred revenue, end of period	$374,787	$398,862
For the fiscal years ended March 31, 2023 and 2022, approximately 52% and 47%, respectively, of total revenue recognized was from the deferred revenue balances at the beginning of each period. For the fiscal years ended March 31, 2023 and 2022, the Company recognized $11.3 million and $9.8 million, respectively, in revenue from performance obligations satisfied in prior periods.
Capitalized Contract Costs
The Company capitalizes certain contract acquisition costs primarily consisting of commissions, if the Company expects the benefit of the contact acquisition costs to be greater than one year. The balances of deferred costs to obtain customer contracts were $23.5 million and $34.5 million as of March 31, 2023 and March 31, 2022, respectively. In the fiscal years ended March 31, 2023 and 2022, amortization from amounts capitalized was $25.4 million and $36.6 million, respectively. In the fiscal years ended March 31, 2023 and 2022, amounts expensed as incurred were $57.7 million and $62.7 million, respectively.
Remaining Performance Obligations
The Company’s contracts with customers generally include one main performance obligation, which is access to its SaaS-based products and platform. Within the main performance obligation, each service is generally considered a distinct stand-ready obligation that is recognized over the contract term based on the passage of time. As of March 31, 2023, the aggregate unrecognized transaction price of the Company’s remaining performance obligations was $808.1 million. The Company expects approximately 73% to be recognized as revenue in the 12 months ending March 31, 2024, approximately 93% of the balance as revenue in the 24 months following March 31, 2023, and the remainder thereafter based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Fiscal year ended March 31,
	2023		2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Subscription	$217,887	24%	$343,315	44%	$593,930	89%
Consumption	707,739	76%	442,206	56%	73,718	11%
Total revenue	$925,626	100%	$785,521	100%	$667,648	100%
For disaggregated revenue by geography, refer to Note 16—Revenue by Geographic Location.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2023 and 2022 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$532,173	$—	$—	$532,173
Short-term investments:
Certificates of deposit	—	5,961	—	5,961
Commercial paper	—	2,990	—	2,990
Corporate notes and bonds	—	65,378	—	65,378
U.S. treasury securities	179,756	—	—	179,756
Restricted cash:
Money market funds	5,795	—	—	5,795
Total	$717,724	$74,329	$—	$792,053
Included in cash and cash equivalents				$532,173
Included in short-term investments				$254,085
Included in restricted cash				$5,795

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$109,327	$—	$—	$109,327
Short-term investments:
Certificates of deposit	—	126,885	—	126,885
Commercial paper	—	27,861	—	27,861
Corporate notes and bonds	—	85,065	—	85,065
U.S. treasury securities	320,173	—	—	320,173
Restricted cash:
Money market funds	5,775	—	—	5,775
Total	$435,275	$239,811	$—	$675,086
Included in cash and cash equivalents				$109,327
Included in short-term investments				$559,984
Included in restricted cash				$5,775
There were no transfers between fair value measurement levels during the fiscal years ended March 31, 2023 and 2022.

The Company invests in certificates of deposit, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. agency securities, which are classified as available-for-sale securities. The following table presents our available-for-sale securities as of March 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,000	$—	$(39)	$5,961
Commercial paper	2,994	—	(4)	2,990
Corporate notes and bonds	67,571	—	(2,193)	65,378
U.S. treasury securities	183,244	—	(3,488)	179,756
Total available-for-sale investments	$259,809	$—	$(5,724)	$254,085
The following table presents the Company’s available-for-sale securities as of March 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$127,500	$—	$(615)	$126,885
Commercial paper	27,946	—	(85)	27,861
Corporate notes and bonds	87,259	—	(2,194)	85,065
U.S. treasury securities	323,584	79	(3,490)	320,173
Total available-for-sale investments	$566,289	$79	$(6,384)	$559,984
The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors where the Company neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security, and other relevant credit-related factors in determining whether or not a credit loss exists. During the twelve months ended March 31, 2023 and 2022, the Company did not recognize an allowance for credit-related losses on any of its investments.
As of March 31, 2023 and 2022, securities that were in an unrealized loss position for more than 12 months were $4.6 million and $1.3 million, respectively. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. The unrealized losses on these investments are not considered other-than-temporary impairment, because the decline in fair value is not attributable to credit quality and because the Company does not intend, and it is not likely that it will be required, to sell these securities before recovery of their amortized cost basis. As a result, the Company did not consider any available-for-sale securities to be impaired as of March 31, 2023 and 2022.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of March 31, 2023 and 2022 (in thousands):

	March 31, 2023	March 31, 2022
Due within one year	$165,143	$354,774
Due after one year and within three years	88,942	205,210
Total	$254,085	$559,984
For certain other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
As of March 31, 2023, the fair value of the Company’s 0.50% convertible senior notes due 2023 (the “Notes”) was $449.4 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

6.    Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Computers, software, and equipment	$13,301	$13,854
Site operation equipment	52,672	67,726
Furniture and fixtures	2,589	5,772
Leasehold improvements	21,877	49,756
Capitalized software development costs	90,075	79,808
Total property and equipment	180,514	216,916
Less: accumulated depreciation and amortization	(132,005)	(148,548)
Total property and equipment, net	$48,509	$68,368
Depreciation and amortization expense related to property and equipment during the fiscal years ended March 31, 2023, 2022, and 2021 was $30.4 million, $40.5 million, and $44.3 million, respectively.

7.     0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are the Company’s senior unsecured obligations and bear interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. The Notes matured on May 1, 2023, and were fully paid in cash on the due date. Each $1,000 principal amount of the Notes will initially be convertible into 9.0244 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $110.81 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Notes. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Notes in connection with such a corporate event. The Notes became convertible at the option of their holders on November 1, 2022.
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

The Notes became current and were reclassified to short-term effective in the first quarter of fiscal year 2023. For the fiscal year ended March 31, 2023, the effective interest rate for the Notes was 0.98%. The net carrying amount of the liability component of the Notes as of March 31, 2023 and 2022 was as follows (in thousands):

	March 31, 2023	March 31, 2022
Principal	$500,250	$500,250
Unamortized issuance costs	(206)	(2,587)
Net carrying amount	$500,044	$497,663
Interest expense related to the Notes is as follows (in thousands):

	March 31, 2023	March 31, 2022
Amortization of issuance costs	$2,381	$2,357
Contractual interest expense	2,496	2,496
Total interest expense	$4,877	$4,853
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $110.81 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $173.82 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.5 million shares of the Company’s common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce potential dilution to holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $63.2 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital. The net impact related to stockholders’ equity has been included in additional paid-in capital and was a result of the issuance costs of $2.4 million and the purchase of Capped Calls noted above in the amount of $63.2 million.

8.    Goodwill and Purchased Intangibles Assets
In September 2022, the Company acquired all of the equity interests in K2. As of the closing of the acquisition, the estimated fair value of the acquired developed technology and goodwill was $7.4 million and $8.6 million, respectively. Refer to Note 2 — Business Combinations for more information.
The changes in the carrying amount of goodwill for the twelve months ended March 31, 2023 consisted of the following (in thousands):

Goodwill as of March 31, 2022	$163,677
Goodwill acquired	8,621
Goodwill as of March 31, 2023	$172,298
During the third quarter of fiscal 2023, the Company impaired certain intangible assets acquired as part of historical acquisitions, resulting in a write-down of the full book value of $6.3 million, net of accumulated amortization of $4.6 million. The impairment expense is included in cost of revenue on the consolidated statements of operations.
Purchased intangible assets subject to amortization as of March 31, 2023 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$28,600	$(16,997)	$11,603
Purchased intangible assets subject to amortization as of March 31, 2022 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,500	$(11,864)	$15,636

Amortization expense of purchased intangible assets for the fiscal years ended March 31, 2023, 2022, and 2021 was $11.4 million, $7.6 million, and $5.5 million, respectively, and is included in cost of revenue on the Company’s consolidated statements of operations.
Estimated future amortization expense as of March 31, 2023 is as follows (in thousands):

Fiscal Years Ending March 31,	Estimated Total Future Amortization Expense
2024	$5,900
2025	4,470
2026	1,233
$11,603

9.    Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	As of March 31,
	2023	2022
Accrued liabilities	$8,485	$4,145
Accrued tax liabilities	1,407	1,196
Other	29,532	30,757
Total other current liabilities	$39,424	$36,098

10.     Leases
The Company continues to evaluate its real estate portfolio and adjust certain of its right-of-use assets and other lease-related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment. For the twelve months ended March 31, 2023, the Company incurred lease exit costs of $34.7 million, including $21.7 million for accelerated depreciation of right-of-use assets where the Company has ceased the use of the space or the closing process has commenced, and $13.0 million for the impairment and accelerated depreciation of leasehold improvements for certain facilities. Of this amount, the Company incurred lease exit costs of $23.9 million in connection with the restructuring plan approved by the Company’s Board of Directors in March 2023 (Refer to Note 18, Restructuring for more information), including $18.0 million for accelerated depreciation of right-of-use assets where the Company has ceased the use of the space or the closing process has commenced, and $5.9 million for impairment and accelerated depreciation of leasehold improvements for certain facilities. The remaining lease exit costs of $10.8 million relates to costs incurred prior to January 1, 2023 that were not related to the restructuring plan approved by the Company’s Board of Directors.
The following table presents information about leases on the consolidated balance sheet (in thousands):

	March 31, 2023	March 31, 2022
Assets
Lease right-of-use-assets	$19,678	$50,465
Liabilities
Lease liabilities	$10,928	$11,103
Lease liabilities, non-current	38,384	49,809
Total operating lease liabilities (*)	$49,312	$60,912
(*) Includes $17.9 million pertaining to exited leases subject to our global facility reduction activities. Refer to Note 18. Restructuring for more information.
As of March 31, 2023, the weighted average remaining lease term was 4.5 years and the weighted average discount rate was 7.0%.

The following table presents information about leases on its consolidated statement of operations (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Operating lease expense	$12,772	$13,579	$13,870
Short-term lease expense	1,081	832	843
Variable lease expense	3,173	2,872	2,581
The following table presents supplemental cash flow information about the Company’s leases (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$14,871	$13,949
Operating lease assets obtained in exchange for new lease liabilities (1)	754	2,611
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.
As of March 31, 2023, remaining maturities of lease liabilities were as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2024	$14,196
2025	11,529
2026	11,733
2027	12,315
2028	6,298
Thereafter	2,014
Total operating lease payments	$58,085
Less imputed interest	(8,773)
Total operating lease liabilities	$49,312

11.    Commitments and Contingencies
Purchase Commitments—As of March 31, 2023 and 2022, the Company had purchase commitments of $518.3 million and $549.4 million, respectively, primarily related to data center, cloud and hosting services.
In September 2020, the Company entered into an agreement with a public cloud hosting provider, under which it now has a total five-year minimum commitment of $500.0 million, which has been included in the commitment balance as of March 31, 2023 above.
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
12.    Common Stock and Stockholders’ Equity
Common stock reserved for issuance—The Company had reserved shares of common stock for future issuance pursuant to equity plans as follows (in thousands):

	As of March 31,
	2023	2022
Common stock options outstanding	1,126	1,663
RSUs outstanding	3,747	3,351
PSUs outstanding	1,449	320
Available for future stock option, RSU, and PSU grants	13,957	13,904
Available for future employee stock purchase plan awards	3,254	2,988
	23,533	22,226
Employee Stock Purchase Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in December 2014. The ESPP initially reserved and authorized the issuance of up to 1,000,000 shares of common stock. The ESPP provides that the number of shares reserved and available for issuance under the ESPP automatically increases each April, beginning on April 1, 2015, by the lesser of 500,000 shares, 1% of the number of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. Offering periods are generally six months long and begin on February 15th and August 15th of each year. For the fiscal year ended March 31, 2023, 0.2 million shares of common stock were purchased under the ESPP at an average price of $58.23. For the fiscal year ended March 31, 2022, 0.2 million shares of common stock were purchased under the ESPP at an average price of $57.34. For the fiscal year ended March 31, 2021, 0.3 million shares of common stock were purchased under the ESPP at an average price of $47.77. The intrinsic value of shares purchased during the twelve months ended March 31, 2023, 2022, and 2021 was $3.6 million, $3.8 million, and $4.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. For the fiscal years ended March 31, 2023, 2022, and 2021, a total of $5.6 million, $4.2 million, and $5.5 million of stock-based compensation expense was recognized related to the ESPP, respectively. As of March 31, 2023, 3,254,108 shares of common stock were available for issuance under the ESPP.
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
2014 Equity Incentive Plan—The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in December 2014. The 2014 Plan serves as the successor to the Company’s 2008 Plan. The 2014 Plan initially reserved and authorized the issuance of 5,000,000 shares of the Company’s common stock. Additionally, shares not issued or subject to outstanding grants under the 2008 Plan upon its termination became available under the 2014 Plan, resulting in a total of 5,184,878 available shares under the 2014 Plan as of the effective date of the 2014 Plan. Pursuant to the terms of the 2014 Plan, any shares subject to outstanding stock options or other stock awards under the 2008 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will become available for issuance pursuant to awards granted under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each April 1, beginning on April 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2023, there were 13,956,628 shares available for issuance under the 2014 Plan.
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance-based restricted stock unit (“PSU”) award activities for the fiscal year ended March 31, 2023 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2022	1,663	$54.66	5.6	$31,436	3,351	$70.04	2.6	$224,096	320	$86.88	1.8	$21,430
Granted (1)	—	—			3,173	52.85			1,324	45.30
Exercised/vested	(415)	23.63		15,020	(1,750)	64.87			(130)	89.05
Canceled/forfeited	(122)	70.14			(1,027)	60.67			(65)	70.35
Outstanding - March 31, 2023	1,126	$64.43	5.2	$19,983	3,747	$60.46	2.2	$282,148	1,449	$49.43	1.8	$109,125
Options vested and expected to vest - March 31, 2023	1,125	$64.43	5.2	$19,982
Options vested and exercisable - March 31, 2023	1,018	$64.43	5.0	$18,722
RSUs and PSUs expected to vest - March 31, 2023					3,640	$60.33		$274,090	1,223	$50.93		$92,099
(1) The above table does not include any time-based restricted stock issued as consideration for an acquisition which are further detailed in the table below.
PSUs granted under the 2014 Plan are contingent upon the achievement of pre-determined market and service conditions. The number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the Company’s total shareholder return (“TSR”) relative to the performance of peer companies for each measurement period, over a one-year, two-year cumulative, and three-year cumulative period. In February 2023, the Company made a one-time grant to certain of its named executive officers and certain other key executives of PSUs which have a target achievement at a $100 stock price hurdle within two years of the grant date. The award has a minimum stock price hurdle of $85 to vest any award shares. Beyond the target vesting tranche at $100 per share, two further vesting tranches are possible at the achievement of $115 and $135 stock price hurdles, respectively. If these market conditions are not met but service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized to date will not be reversed. The Company uses a Monte Carlo simulation model to determine the fair value of its PSUs and recognizes expense using the accelerated attribution method over the requisite service period. The PSUs presented in the table above were calculated based on 100% expected achievement. In May 2023, subsequent to the fiscal year-end, 219,497 PSUs had vested.
The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2023, 2022, and 2021 was $0.00, $0.00, and $26.51, respectively. Intrinsic value of options exercised during the fiscal years ended March 31, 2023, 2022, and 2021 was $15.0 million, $39.0 million, and $20.6 million, respectively. The total fair value of RSUs vested during the fiscal years ended March 31, 2023, 2022, and 2021 was $113.5 million, $99.3 million, and $107.1 million, respectively. The total fair value of PSUs vested during the fiscal years ended March 31, 2023, 2022, and 2021 was $11.6 million, $3.3 million, and $0.0 million, respectively.
Aggregate intrinsic value for options, RSUs, and PSUs outstanding represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money awards. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2023, the last trading day of fiscal 2023, was $75.29.

The following table summarizes the time-based restricted stock issued as consideration for an acquisition during the fiscal years ended March 31, 2023, 2022, and 2021:

Fiscal Years Ending March 31,	Number of Shares of Time-Based Restricted Stock Granted as Consideration for Acquisitions
2021	736,469 (1)
2022	199,492 (2)
2023	67,278 (3)
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
(3) These shares were issued in connection with the K2 acquisition, which included a holdback arrangement with certain employees of K2. These shares are subject to the recipients’ continued service and will be recognized as stock-based compensation expense over the vesting periods, which range from 24 months to 36 months from the closing date of the acquisition.
Employee Stock Options and ESPP Valuation—The Company estimates the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. Each of the Black-Scholes inputs is subjective and generally requires significant judgments to determine. The assumptions used to estimate the fair value of stock options granted and ESPP shares to be issued during the fiscal years ended March 31, 2023, 2022, and 2021 were as follows:

Stock Options:
	Fiscal Year Ended March 31,
	2023	2022	2021
Expected term (years)	0	0	6
Expected volatility	0 - 0%	0 - 0%	44 - 46%
Risk-free interest rate	0.00 - 0.00%	0.00 - 0.00%	0.34 - 0.76%
Dividend yield	—	—	—

ESPP:
	Fiscal Year Ended March 31,
	2023	2022	2021
Expected term (years)	0.5	0.5	0.5
Expected volatility	49 - 63%	38 - 76%	55 - 76%
Risk-free interest rate	3.13 - 4.97%	0.05 - 0.72%	0.06 - 0.12%
Dividend yield	—	—	—
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
Expected Volatility
The expected volatility for options granted is based on the historical volatility of the Company’s common stock. The Company did not grant any new options during the past two fiscal years. The Company uses historical volatility data when valuing ESPP shares.

Dividend Yield
The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.
Stock-Based Compensation Expense—Aggregate stock-based compensation expense for employees and nonemployees was $160.0 million, $153.0 million, and $135.1 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Cost of revenue, research and development, sales and marketing, and general and administrative expenses were as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of revenue	$5,307	$5,042	$5,939
Research and development	57,846	48,355	40,964
Sales and marketing	49,479	48,986	54,695
General and administrative (1)	47,383	50,656	33,545
Total stock-based compensation expense (2)	$160,015	$153,039	$135,143
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
As of March 31, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock options was $2.6 million, which is expected to be recognized over a weighted-average period of approximately 0.9 years. As of March 31, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock units was $230.9 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of March 31, 2023, unrecognized stock-based compensation cost related to PSUs was $46.3 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

13.    Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Domestic	$(175,984)	$(238,068)	$(193,262)
Foreign	53	6,286	2,931
Total	$(175,931)	$(231,782)	$(190,331)
The components of the provision for income taxes were as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Current Provision:
State	$388	$276	$(9)
Foreign	3,434	1,385	685
Total current provision	3,822	1,661	676
Deferred Provision:
Federal	17	(1,120)	35
State	7	(64)	(96)
Foreign	(950)	(154)	(56)
Total deferred provision	(926)	(1,338)	(117)
Total income tax provision	$2,896	$323	$559

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal benefits	2.5%	3.5%	3.0%
Stock-based compensation	(1.3)%	3.8%	(1.5)%
Research and development credits, net of ASC 740-10	2.7%	2.5%	2.4%
Return to provision and prior year adjustments	(4.0)%	—%	—%
Permanent items	(6.3)%	(4.4)%	(2.4)%
Foreign taxes	—%	—%	0.2%
Uncertain tax positions	(0.7)%	—%	—%
Other	—%	0.5%	0.7%
Valuation allowance	(15.5)%	(27.0)%	(23.7)%
Effective tax rate	(1.6)%	(0.1)%	(0.3)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of March 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$1,687	$2,568
Depreciation and amortization	2,074	5,657
Capitalized research and development	87,593	24,050
Net operating loss and other attribute carryforwards	164,540	196,159
Stock based compensation	8,074	20,695
Research and development credits	36,595	31,695
Lease liability	12,409	13,349
Convertible debt	286	3,638
Other	5,422	4,530
Gross deferred tax assets	318,680	302,341
Valuation allowance	(304,187)	(276,475)
Total deferred tax assets	14,493	25,866
Deferred tax liabilities:
Prepaids	(2,314)	(4,268)
Intangibles	(2,176)	(2,679)
Deferred expenses	(4,164)	(7,326)
Right of use asset	(4,119)	(10,809)
Total deferred tax liabilities	(12,773)	(25,082)
Total net deferred tax assets/(liabilities)	$1,720	$784
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the realizability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. and Japan cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. and Japan deferred tax assets.
As of March 31, 2023, the Company has gross U.S. federal and post-apportionment state net operating losses of approximately $650.7 million and $423.4 million, respectively. We also have $0.3 million of foreign net operating losses. Of the $650.7 million of U.S. federal net operating losses, $337.0 million are carried forward indefinitely but are limited to 80% of taxable income and the remaining $313.7 million begin to expire in 2035. The state net operating losses begin to expire in 2024. The foreign net operating losses begin to expire in 2030.
As of March 31, 2023, the Company has federal, California, and certain other state tax credit carryforwards of $44.7 million, $8.7 million, and $1.5 million, respectively. The federal tax credit carryforwards will expire beginning in 2028 if not utilized. The California credit carryforwards do not expire. The other state tax credit carryforwards begin to expire in 2027.
Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Section 382 of the Code (“Section 382”) ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company did experience one or more ownership changes in financial periods ending on or before March 31, 2023. In this regard, the Company believes that based on the timing of the ownership changes and the corresponding Section 382 limitations, none of its net operating losses or other tax attributes are subject to such limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2020	$10,338
Additions based on tax positions taken during the current period	2,667
Additions based on tax positions taken during the prior period	703
Reductions based on tax positions taken during the prior period	(1,549)
Balance at March 31, 2021	12,159
Additions based on tax positions taken during the current period	2,920
Additions based on tax positions taken during the prior period	430
Reductions based on tax positions taken during the prior period	(521)
Balance at March 31, 2022	14,988
Additions based on tax positions taken during the current period	4,034
Additions based on tax positions taken during the prior period	880
Reductions based on tax positions taken during the prior period	(509)
Reductions based on statute of limitations lapse	(300)
Balance at March 31, 2023	$19,093
As of March 31, 2023, if recognized, the unrecognized tax benefit of $1.0 million would affect the effective tax rate.
Accrued interest and penalties of $0.4 million have been recorded in the consolidated balance sheets as of March 31, 2023, and were not material for the fiscal years ended March 31, 2022 and 2021.
The Company does not expect it is reasonably possible the unrecognized tax benefits will change significantly over the next 12 months.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of March 31, 2023, all tax years through the current period remain open to examination in the U.S. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

14.    Net Loss Per Share
As the Company had net losses for the fiscal years ended March 31, 2023, 2022, and 2021, all potential common shares were determined to be anti-dilutive.
Additionally, the 4.5 million shares underlying the Conversion Option in the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes were not converted as of March 31, 2023.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Fiscal Year Ended March 31,
	2023	2022	2021
Numerator:
Net loss attributable to New Relic	$(180,246)	$(250,402)	$(192,610)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	67,614	64,592	61,070
Net loss attributable to New Relic per share—basic and diluted	$(2.67)	$(3.88)	$(3.15)

The following outstanding options, unvested shares, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2023	2022	2021
Options to purchase common stock	1,126	1,663	2,718
RSUs	3,747	3,351	3,293
PSUs	1,449	320	112
ESPP shares	38	45	48
	6,360	5,379	6,171

15.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Code. The Company is responsible for administrative costs of the 401(k) Plan and may, at its discretion, make matching contributions to the 401(k) Plan. For the fiscal years ended March 31, 2023, 2022, and 2021, the Company made contributions of $7.7 million, $8.5 million, and $8.3 million to the 401(k) Plan, respectively.

16.    Revenue by Geographic Location
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
United States	$597,975	$528,922	$460,944
EMEA	160,349	121,301	104,184
APAC	100,224	79,940	62,590
Other	67,078	55,358	39,930
Total revenue	$925,626	$785,521	$667,648
Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2023 and 2022.

17.    Related Party Transactions
Certain members of the Company’s board of directors serve on the board of directors of and/or are executive officers of, and, in some cases, are investors in, companies that are customers or vendors of the Company. Revenue from sales to these companies of an aggregate of $2.0 million, $3.1 million, and $1.7 million was recognized for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. There was not a significant amount of accounts receivable due from these companies as of March 31, 2023 or March 31, 2022. There was an aggregate of $0.1 million in expenses related to purchases during the fiscal year ended March 31, 2023 and no expenses related to purchases from these companies during the fiscal years ended March 31, 2022 and 2021. There was not a significant amount of accounts payable to these companies for the fiscal years ended March 31, 2023 and 2022.

18.    Restructuring
In April 2021, the Company commenced a restructuring plan to realign its cost structure to better reflect significant product and business model innovation. In August 2022, an additional restructuring plan was approved to realign the Company’s cost structure with its business needs to refocus on top priorities, and in March 2023, the Company approved a new restructuring plan to reduce the Company’s global real estate footprint in line with its Flex First philosophy. As a result of the restructuring plans, the Company incurred charges of approximately $39.1 million and $12.6 million for the fiscal years ended March 31, 2023 and 2022, respectively. For fiscal 2023, the charges primarily consisted of facilities restructuring, employee wages, termination benefits, and asset impairments directly attributable to the restructuring activities. Most of the prior year charges consisted of cash expenditures and stock-based compensation expense which were recognized and mostly paid off in the first quarter of fiscal 2022.
The following table shows the Company’s restructuring charges for the fiscal years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023			2022
	Severance and other employee costs	Asset impairment and other costs (1)	Total	Severance and other employee costs	Stock-based compensation	Asset impairment and other costs	Total
Cost of revenue	$404	$1,271	$1,675	$—	$—	$—	$—
Research and development	1,414	2,194	3,608	—	—	—	—
Sales and marketing	3,725	6,006	9,731	10,819	406	104	11,329
General and administrative	1,592	22,453	24,045	1,170	87	26	1,283
Total	$7,135	$31,924	$39,059	$11,989	$493	$130	$12,612
(1) Includes $23.9 million of lease exit costs, including impairment charges and accelerated expenses related to certain operating lease right of use assets and leasehold improvements in connection with the restructuring plan approved in March 2023.
Restructuring accrual
The following tables shows the activity in our restructuring accrual for the fiscal year ended March 31, 2023 (in thousands):

Total
Accrued balance as of March 31, 2022	$—
Restructuring expenses related to severance	7,135
Restructuring expenses related to other lease exit costs (1)	8,084
Payments of severance and other lease exit costs	(8,152)
Accrued balance as of March 31, 2023	$7,067
Included in other current liabilities	$1,519
Included in other liabilities, non-current	$5,548
(1) These expenses exclude the $23.9 million non-cash write-off of lease right of use assets and leasehold improvements related to the restructuring plan approved in March 2023.

In addition to these restructuring liabilities, the Company has an additional $17.9 million of lease liabilities related to exited leases related to the global facility reduction plan approved in March 2023. See Note 10, Leases for the lease-related balances.

19.    Subsequent Events
On May 1, 2023, the Company used its cash on hand to fully repay the $500.25 million outstanding principal of its 0.5% Convertible Senior Notes, which matured on May 1, 2023.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of New Relic, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Relic, Inc. and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated May 23, 2023, expressed an unqualified opinion on those consolidated financial statements.
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
May 23, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Delinquent Section 16(a) Reports,” “Report of the Audit Committee of the Board of Directors,” “Information Regarding Committees of the Board of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 31, 2023, or our Proxy Statement, and is incorporated herein by reference.
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

(3)Exhibits
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36766	3.1	August 19, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36766	3.1	February 7, 2023
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-200078	4.1	December 1, 2014
4.2	Description of Capital Stock.	10-K	001-36766	4.4	May 17, 2022
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-200078	10.1	December 1, 2014
10.2+	2008 Equity Incentive Plan, as amended, and related form agreements.	10-Q	001-36766	10.1	February 13, 2015
10.3+	2014 Equity Incentive Plan and related form agreements.	10-Q	001-36766	10.1	November 6, 2019
10.4+	2014 Employee Stock Purchase Plan.	S-8	333-201024	99.3	December 17, 2014
10.5+	Form of Performance Unit Award Grant Notice under the 2014 Equity Incentive Plan, and related form agreements.	10-Q	001-36766	10.2+	August 5, 2020
10.6+	Form of Special Performance Unit Award Grant Notice under the 2014 Equity Incentive Plan, and related form agreements.	8-K	001-36766	10.1	February 7, 2023
10.7+	Offer Letter between the Registrant and David Barter, dated as of August 1, 2022.	10-Q	001-36766	10.3	November 9, 2022
10.8+	Offer Letter between the Registrant and William Staples, dated as of November 22, 2019.	10-Q	001-36766	10.1	February 5, 2020
10.9+	Offer Letter between the Registrant and Thomas Lloyd, dated as of August 17, 2022.	10-Q	001-36766	10.4	November 9, 2022
10.10+	Offer Letter between the Registrant and Mark Dodds, dated as of August 26, 2022.	10-Q	001-36766	10.5	November 9, 2022
10.11a+	Form of Change in Control and Severance Agreement.	10-Q	001-36766	10.1	August 4, 2022
10.11b+	Form of Extension to Change in Control and Severance Agreement.	10-Q	001-36766	10.1	February 5, 2021
10.12+	Offer Letter between the Registrant and Mark Sachleben, dated as of February 4, 2008.	S-1	333-200078	10.8	November 10, 2014
10.13+	New Relic, Inc. Non-Employee Director Compensation Policy, as amended.	8-K	001-36766	99.2	June 25, 2021
10.14+	Offer Letter between the Registrant and Kristy Friedrichs, dated as of February 1, 2017.	10-Q	001-36766	10.2	August 4, 2021
21.1	List of subsidiaries of Registrant.	S-1	333-200078	21.1	November 10, 2014
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

New Relic, Inc.
Date:	May 23, 2023	By:	/s/ David Barter
David Barter
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints William Staples and David Barter, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Staples	Chief Executive Officer and Director	May 23, 2023
William Staples	(Principal Executive Officer)

/s/ David Barter	Chief Financial Officer	May 23, 2023
David Barter	(Principal Financial and Accounting Officer)

/s/ Lewis Cirne	Executive Chairman of the Board	May 23, 2023
Lewis Cirne

/s/ Hope Cochran	Vice Chair of the Board and Lead Independent Director	May 23, 2023
Hope Cochran

/s/ Susan Arthur	Director	May 23, 2023
Susan Arthur

/s/ Phalachandra Bhat	Director	May 23, 2023
Phalachandra Bhat

/s/ Caroline Watteeuw Carlisle	Director	May 23, 2023
Caroline Watteeuw Carlisle

/s/ Anne DelSanto	Director	May 23, 2023
Anne DelSanto

/s/ Kevin Galligan	Director	May 23, 2023
Kevin Galligan

/s/ David Henshall	Director	May 23, 2023
David Henshall

/s/ Radhakrishnan Mahendran	Director	May 23, 2023
Radhakrishnan Mahendran

/s/ Takeshi Numoto	Director	May 23, 2023
Takeshi Numoto