Form 10-Q
period 2023-06-30
NEW RELIC, INC.
filed 2023-07-31
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2023, there were 70,225,487 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “would,” “shall,” “might,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our pending acquisition by affiliates of by Francisco Partners Management, L.P. and TPG Capital Management, L.P., including the anticipated timing thereof;
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
SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our common stock involves a high degree of risk because we are subject to numerous risks and uncertainties that could negatively impact our business, financial condition and results of operations, as more fully described below. These risks and uncertainties include, but are not limited to, the following:
•Failure to complete, or delays in completing, the Merger (as defined below) announced on July 31, 2023 and disruptions in our business caused by the potential Merger could materially and adversely affect our business, financial condition, and results of operations.
•We cannot be sure if or when the Merger will be completed, and the pendency of the Merger could adversely affect our business, financial condition, and results of operations
•We have a limited operating history with our current business model, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.
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
•Any issues with properly managing the use of artificial intelligence in our products could adversely affect our business.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$240,699	$625,727
Short-term investments	216,285	254,085
Accounts receivable, net of allowances of $2,576 and $3,121, respectively	132,002	234,287
Prepaid expenses and other current assets	19,678	17,747
Deferred contract acquisition costs	13,203	14,962
Total current assets	621,867	1,146,808
Property and equipment, net	48,141	48,509
Restricted cash	5,805	5,795
Goodwill	172,298	172,298
Intangible assets, net	10,128	11,603
Deferred contract acquisition costs, non-current	10,831	8,558
Lease right-of-use assets	16,641	19,678
Other assets, non-current	5,573	5,759
Total assets	$891,284	$1,419,008
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$39,356	$29,452
Accrued compensation and benefits	43,970	37,552
Other current liabilities	33,076	39,424
Convertible senior notes, current	—	500,044
Deferred revenue	313,139	370,987
Lease liabilities	8,992	10,928
Total current liabilities	438,533	988,387
Lease liabilities, non-current	35,846	38,384
Deferred revenue, non-current	6,374	3,800
Other liabilities, non-current	30,430	24,897
Total liabilities	511,183	1,055,468
Commitments and contingencies (Note 7)
Redeemable non-controlling interest	27,214	23,105
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2023 and March 31, 2023; 70,483 shares and 69,786 shares issued at June 30, 2023 and March 31, 2023, respectively; and 70,223 shares and 69,526 shares outstanding at June 30, 2023 and March 31, 2023, respectively	70	69
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,360,656	1,311,615
Accumulated other comprehensive loss	(6,591)	(7,432)
Accumulated deficit	(1,000,985)	(963,554)
Total stockholders’ equity	352,887	340,435
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$891,284	$1,419,008
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenue	$242,628	$216,459
Cost of revenue	54,440	63,893
Gross profit	188,188	152,566
Operating expenses:
Research and development	80,310	64,769
Sales and marketing	94,019	104,420
General and administrative	46,849	39,030
Total operating expenses	221,178	208,219
Loss from operations	(32,990)	(55,653)
Other income (expense):
Interest income	4,593	1,110
Interest expense	(429)	(1,232)
Other expense, net	(1,666)	(209)
Loss before income taxes	(30,492)	(55,984)
Income tax provision	2,830	267
Net loss	$(33,322)	$(56,251)
Net loss and adjustment attributable to redeemable non-controlling interest	(4,109)	6,012
Net loss attributable to New Relic	$(37,431)	$(50,239)
Net loss attributable to New Relic per share, basic and diluted	$(0.54)	$(0.76)
Weighted-average shares used to compute net loss per share, basic and diluted	69,546	66,421
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Net loss attributable to New Relic	$(37,431)	$(50,239)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	841	(1,936)
Comprehensive loss attributable to New Relic	$(36,590)	$(52,175)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023								Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	69,786	$69	$1,311,615	260	$(263)	$(7,432)	$(963,554)	$340,435	66,988	$66	$1,114,221	260	$(263)	$(8,012)	$(783,308)	$322,704
Issuance of common stock upon exercise of stock options	44	—	2,802	—	—	—	—	2,802	96	—	1,725	—	—	—	—	1,725
Issuance of common stock for vested restricted and performance stock units	653	1	(1)	—	—	—	—	—	458	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	46,240	—	—	—	—	46,240	—	—	36,668	—	—	—	—	36,668
Other comprehensive income (loss), net	—	—	—	—	—	841	—	841	—	—	—	—	—	(1,936)	—	(1,936)
Net loss attributable to New Relic	—	—	—	—	—	—	(37,431)	(37,431)	—	—	—	—	—	—	(50,239)	(50,239)
Balance at end of period	70,483	$70	$1,360,656	260	$(263)	$(6,591)	$(1,000,985)	$352,887	67,542	$67	$1,152,613	260	$(263)	$(9,948)	$(833,547)	$308,922

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss attributable to New Relic	$(37,431)	$(50,239)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 2)	4,109	(6,012)
Net loss:	$(33,322)	$(56,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,727	10,644
Amortization of deferred contract acquisition costs	5,190	7,224
Stock-based compensation expense	46,437	34,882
Amortization of debt discount and issuance costs	206	593
Non-cash charges related to restructuring activities	3,167	—
Other	829	(352)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	102,285	116,545
Prepaid expenses and other assets	(2,984)	(147)
Deferred contract acquisition costs	(5,704)	(416)
Lease right-of-use assets	1,629	2,562
Accounts payable	10,124	2,650
Accrued compensation and benefits and other liabilities	(191)	(4,562)
Lease liabilities	(810)	(4,457)
Deferred revenue	(55,274)	(65,906)
Net cash provided by operating activities	78,309	43,009
Cash flows from investing activities:
Purchases of property and equipment	(515)	(1,294)
Proceeds from sale of property and equipment	415	943
Purchases of short-term investments	—	(50,373)
Proceeds from sale and maturity of short-term investments	38,500	44,175
Capitalized software development costs	(4,279)	(3,387)
Net cash provided by (used in) investing activities	34,121	(9,936)
Cash flows from financing activities:
Payment of convertible senior notes	(500,250)	—
Proceeds from exercise of employee stock options	2,802	1,725
Net cash provided by (used in) financing activities	(497,448)	1,725
Net increase (decrease) in cash, cash equivalents and restricted cash	(385,018)	34,798
Cash, cash equivalents and restricted cash at beginning of period	631,522	274,470
Cash, cash equivalents and restricted cash at end of period	$246,504	$309,268
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$240,699	$303,493
Restricted cash	5,805	5,775
Total cash, cash equivalents and restricted cash	$246,504	$309,268
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
Fiscal Year—The Company’s fiscal year ends on March 31. References to fiscal 2024 refer to the fiscal year ending March 31, 2024.
Basis of Presentation—The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, wholly owned or otherwise, and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform with current-period presentation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on May 23, 2023 (the “Annual Report”).
In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim period, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending March 31, 2024. The condensed consolidated balance sheet as of March 31, 2023 included herein was derived from the audited financial statements as of that date.
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
Summary of Significant Accounting Policies—There have been no material changes to our significant accounting policies as of and for the three months ended June 30, 2023, as compared to the significant accounting policies described in our Annual Report.

2.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. As of June 30, 2023, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of June 30, 2023, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $4.2 million at June 30, 2023.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below (in thousands):

	Three Months Ended June 30,
	2023	2022
Balance, beginning of period	$23,105	$21,686
Net loss attributable to redeemable non-controlling interest	(109)	(146)
Adjustment to redeemable non-controlling interest	4,218	(5,866)
Balance, end of period	$27,214	$15,674

3.     Fair Value Measurements
The Company reports assets and liabilities recorded at fair value on the Company’s consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2023 and March 31, 2023 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2023
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents:
Money market funds	$173,445	$—	$—	$173,445
Short-term investments:
Certificates of deposit	—	5,998	—	5,998
Corporate notes and bonds	—	65,596	—	65,596
U.S. treasury securities	144,691	—	—	144,691
Total short-term investments	144,691	71,594	—	216,285
Restricted cash:
Money market funds	5,805	—	—	5,805
Total assets measured at fair value	$323,941	$71,594	$—	$395,535

	Fair Value Measurements as of March 31, 2023
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents:
Money market funds	$532,173	$—	$—	$532,173
Short-term investments:
Certificates of deposit	—	5,961	—	5,961
Commercial paper	—	2,990	—	2,990
Corporate notes and bonds	—	65,378	—	65,378
U.S. treasury securities	179,756	—	—	179,756
Total short-term investments	179,756	74,329	—	254,085
Restricted cash:
Money market funds	5,795	—	—	5,795
Total assets measured at fair value	$717,724	$74,329	$—	$792,053
There were no transfers between fair value measurement levels during the three months ended June 30, 2023 and 2022.

The following table presents the Company’s available-for-sale securities as of June 30, 2023 (in thousands):

	Available-for-sale Investments as of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,000	$—	$(2)	$5,998
Corporate notes and bonds	67,394	—	(1,798)	65,596
U.S. treasury securities	147,774	—	(3,083)	144,691
Total available-for-sale investments	$221,168	$—	$(4,883)	$216,285
The following table presents the Company’s available-for-sale securities as of March 31, 2023 (in thousands):

	Available-for-sale Investments as of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,000	$—	$(39)	$5,961
Commercial paper	2,994	—	(4)	2,990
Corporate notes and bonds	67,571	—	(2,193)	65,378
U.S. treasury securities	183,244	—	(3,488)	179,756
Total available-for-sale investments	$259,809	$—	$(5,724)	$254,085
The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors where the Company neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security, and other relevant credit-related factors in determining whether or not a credit loss exists. During the three months ended June 30, 2023 and the twelve months ended March 31, 2023, the Company did not recognize an allowance for credit-related losses on any of its investments.
As of June 30, 2023 and March 31, 2023, securities that were in an unrealized loss position for more than 12 months were $4.9 million and $4.6 million, respectively. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. The unrealized losses on these investments are not considered an other-than-temporary impairment, because the decline in fair value is not attributable to credit quality and because the Company does not intend, and it is not likely that it will be required, to sell these securities before recovery of their amortized cost basis. As a result, the Company did not consider any of its available-for-sale securities to be impaired as of June 30, 2023 and March 31, 2023.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of June 30, 2023 and March 31, 2023 (in thousands):

	June 30, 2023	March 31, 2023
Due within one year	$179,676	$165,143
Due after one year and within three years	36,609	88,942
Total	$216,285	$254,085
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
The Company’s 0.50% convertible senior notes due 2023 (the “Notes”) matured and were repaid in cash on May 1, 2023. No amount remains outstanding on the Notes as of June 30, 2023. As of March 31, 2023, the fair value of the Notes were $449.4 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

4.    Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended June 30,
	2023	2022
Subscription	$28,720	$63,080
Consumption	213,908	153,379
Total revenue	$242,628	$216,459
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended June 30,
	2023	2022
United States	$151,171	$143,460
Europe, the Middle East, and Africa (“EMEA”)	44,000	34,716
Asia Pacific and Japan (“APAC”)	28,897	23,126
Other	18,560	15,157
Total revenue	$242,628	$216,459
Deferred Revenue and Performance Obligations
Deferred revenue consists of billings or payments received in advance of revenue being recognized. For the three months ended June 30, 2023 and 2022, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period. For the three months ended June 30, 2023 and 2022, the Company recognized $1.5 million and $6.8 million, respectively, in revenue from performance obligations satisfied in prior periods.
The aggregate unrecognized transaction price of the Company’s remaining performance obligations as of June 30, 2023 was $738.9 million. The Company expects approximately 70% to be recognized as revenue in the 12 months following June 30, 2023, 91% of the balance as revenue in the 24 months following June 30, 2023, and the remainder thereafter based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

5.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Computers, software, and equipment	$13,117	$13,301
Site operation equipment	49,119	52,672
Furniture and fixtures	2,588	2,589
Leasehold improvements	21,885	21,877
Capitalized software development costs	94,556	90,075
Total property and equipment	181,265	180,514
Less: accumulated depreciation and amortization	(133,124)	(132,005)
Total property and equipment, net	$48,141	$48,509
Depreciation and amortization expense related to property and equipment was $4.8 million and $8.0 million for the three months ended June 30, 2023 and 2022, respectively.

6.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of the Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes were the Company’s senior unsecured obligations and bore interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. Each $1,000 principal amount of the Notes was initially convertible into 9.0244 shares of the Company’s common stock (the “Conversion Option”), which was equivalent to an initial conversion price of approximately $110.81 per share. The Notes matured and were repaid in cash on May 1, 2023.
The net carrying amount of the Notes was as follows (in thousands):

	June 30, 2023	March 31, 2023
Principal	$—	$500,250
Unamortized issuance costs	—	(206)
Net carrying amount	$—	$500,044
For the three months ended June 30, 2023 and 2022, the effective interest rate for the Notes was 0.98%. Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Amortization of issuance costs	$206	$593
Contractual interest expense	215	624
Total interest expense	$421	$1,217
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Calls”). The Capped Calls each had an initial strike price of approximately $110.81 per share, subject to certain adjustments, which corresponded to the initial conversion price of the Notes. The Capped Calls had initial cap prices of $173.82 per share, subject to certain adjustments. The Capped Calls covered, subject to anti-dilution adjustments, approximately 4.5 million shares of the Company’s common stock. The cost of $63.2 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital. The Capped Calls expired upon the maturity of the Notes on May 1, 2023.

7.    Commitments and Contingencies
Purchase Commitments—As of June 30, 2023 and March 31, 2023, the Company had purchase commitments of $489.1 million and $518.3 million, respectively, primarily related to data center, cloud and hosting services.
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
401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for the administrative costs of the 401(k) plan and beginning on January 1, 2021, the Company has been making matching contributions to the 401(k) plan, up to a certain limit. Contributions to the 401(k) plan are discretionary. For the three months ended June 30, 2023 and 2022, the Company incurred expense of $2.7 million and $2.4 million, respectively, for matching contributions.

8.    Common Stock and Stockholders’ Equity
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance-based restricted stock unit (“PSU”) award activities for the three months ended June 30, 2023 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2023	1,126	$64.43	5.2	$19,983	3,747	$60.46	2.2	$282,148	1,449	$49.43	1.8	$109,125
Granted	—	—			626	71.82			233	90.28
Exercised/vested	(44)	61.96		586	(434)	60.97			(219)	83.71
Canceled/forfeited	(12)	78.26			(422)	62.68			(12)	82.89
Outstanding - June 30, 2023	1,070	$64.37	4.2	$11,804	3,517	$62.15	2.1	$230,156	1,451	$50.54	1.7	$94,970
PSUs are contingent upon the achievement of pre-determined market and service conditions. The number of shares of common stock to be issued at vesting will range from 0% to 200% of the target number based on the Company’s total shareholder return (“TSR”) relative to the performance of peer companies for each measurement period, over a one-year, two-year cumulative, and three-year cumulative period. In February 2023, the Company made a one-time grant to certain of its named executive officers and certain other key executives of PSUs, which have a target achievement at a $100 stock price hurdle within two years of the grant date. The award has a minimum stock price hurdle of $85 to vest any award shares. Beyond the target vesting tranche at $100 per share, two further vesting tranches are possible at the achievement of $115 and $135 stock price hurdles, respectively. If these market conditions are not met but service conditions are met, the PSUs will not vest; however, any stock-based compensation expense recognized to date will not be reversed. The Company uses a Monte Carlo simulation model to determine the fair value of its PSUs and recognizes expense using the accelerated attribution method over the requisite service period. The PSUs presented in the table above were calculated based on 100% expected achievement.
Employee Stock Purchase Plan— Offering periods under the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) are generally six months long and begin on February 15th and August 15th of each year. For the three months ended June 30, 2023 and 2022, no shares of common stock were purchased under the ESPP. Stock-based compensation expense recognized related to the ESPP was $0.9 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively.

Stock-Based Compensation Expense—Total stock-based compensation expense included in cost of revenue, research and development, sales and marketing, and general and administrative expenses for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Cost of revenue	$1,201	$1,344
Research and development (1)	21,265	13,286
Sales and marketing	11,928	10,583
General and administrative	12,043	9,669
Total stock-based compensation expense	$46,437	$34,882
(1) These expenses include $4.6 million of accelerated vesting resulting from the restructuring activities discussed in Note 11 below.
As of June 30, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock options was $1.7 million, which is expected to be recognized over a weighted-average period of approximately 0.7 years. As of June 30, 2023, unrecognized stock-based compensation cost related to outstanding unvested RSUs was $212.4 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years. As of June 30, 2023, unrecognized stock-based compensation cost related to PSUs was $54.8 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

9.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are indefinitely reinvested.
The Company recorded income tax expense of $2.8 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The income tax expense for the three months ended June 30, 2023 and 2022 is primarily related to foreign and U.S. state taxes.
Based on the available evidence during the three months ended June 30, 2023, the Company believes it is not more-likely-than-not to realize tax benefits of U.S. and Japan losses incurred during the three months ended June 30, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses, foreign tax rate differences and state income taxes.

10.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including issuances of common stock upon exercise of stock options, purchases of shares under the Employee Stock Purchase Plan, and the vesting of restricted stock units and performance stock units. As the Company had net losses for each of the three months ended June 30, 2023 and 2022, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal.

The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2023	2022
Numerator:
Net loss attributable to New Relic	$(37,431)	$(50,239)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	69,546	66,421
Net loss attributable to New Relic per share—basic and diluted	$(0.54)	$(0.76)
The following outstanding options, unvested RSUs, unvested PSUs, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2023	2022
Options to purchase common stock	1,070	1,523
RSUs	3,517	4,502
PSUs	1,451	368
ESPP shares	95	128
Total	6,133	6,521

11.    Restructuring
In the first fiscal quarter of 2024, the Company initiated a restructuring plan focused on realigning resources with the Company’s business needs in driving the growth of its consumption business, completion of its transition to a consumption business model, and improving business efficiency. The restructuring plan primarily consisted of a reduction of global workforce. During the three months ended June 30, 2023, the Company incurred restructuring costs of $21.7 million, including $18.4 million related to employee wages and termination benefits, and $3.3 million in lease exit costs in connection with the March 2023 restructuring plan described below. There were no restructuring costs incurred during the three months ended June 30, 2022.
In August 2022, a restructuring plan was implemented to realign the Company’s cost structure with its business needs to refocus on top priorities, and in March 2023, the Company implemented another restructuring plan to reduce the Company’s global real estate footprint in line with its Flex First philosophy. As a result of the March 2023 restructuring, the Company accrued $17.9 million in lease liabilities and $7.1 million in restructuring reserves for other lease exit costs as of March 31, 2023.
The following table shows the Company’s restructuring charges for the three months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,
	2023
	Severance and other employee costs	Lease exit costs and accelerated depreciation	Total
Cost of Revenue	$423	$637	$1,060
Research and Development	8,709	112	8,821
Sales and Marketing	7,212	573	7,785
General and administrative	2,054	1,937	3,991
Total	$18,398	$3,259	$21,657

Restructuring accrual
The following tables shows the activity in our restructuring accrual for the three months ended June 30, 2023 (in thousands):

Total
Accrued balance as of March 31, 2023	$7,067
Restructuring expenses related to severance (1)	13,808
Restructuring expenses related to other lease exit costs (2)	2,127
Payments of severance and other lease exit costs	(3,523)
Accrued balance as of June 30, 2023	$19,479
Included in other current liabilities	$12,598
Included in other liabilities, non-current	$6,881
(1) These expenses exclude $4.6 million of accelerated vesting related to the restructuring plan approved in the first fiscal quarter of 2024.
(2) These expenses exclude the $1.9 million non-cash write-off of lease right of use assets and leasehold improvements, as well as a $0.7 million gain from the assignment of a lease related to the restructuring plan approved in March 2023.

12.    Subsequent Events
On July 30, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crewline Buyer, Inc., a Delaware corporation (“Parent”), and Crewline Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of investment funds advised by Francisco Partners Management, L.P. (“FP”) and TPG Capital Management, L.P. (“TPG”), US-based private equity firms.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock, par value $0.001 per share, of the Company (“Company Common Stock”) that is outstanding immediately prior to the Effective Time other than shares (i) held by the Company as treasury stock, (ii) owned by Parent or Merger Sub, (iii) owned by any direct or indirect wholly owned subsidiary of Parent or Merger Sub, (iv) that are Rollover Shares (as defined in the Merger Agreement), or (v) as to which statutory rights of appraisal have been properly and validly exercised, will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $87.00, without interest thereon, subject to any required withholding of taxes.
The board of directors of the Company (the “Board”), with Lew Cirne (together with certain of his affiliates, (the “Rollover Stockholder”) recusing himself, has unanimously approved and declared to be in the best interest of the Company and its stockholders, the Merger Agreement and the transactions contemplated thereby, including the Merger, and resolved to recommend that the stockholders of the Company adopt the Merger Agreement.
Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the transactions contemplated thereby to close in late calendar year 2023 or early calendar year 2024.
The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a special stockholder meeting that will be held on a date to be announced as promptly as reasonably practicable following the customary SEC review process.
Consummation of the Merger is not subject to a financing condition, but is subject to customary closing conditions, including (i) approval of the Company’s stockholders, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other approvals, clearances or expirations of waiting periods under other antitrust laws, (iii) approvals, clearances or expirations of waiting periods under foreign investment screening laws, (iv) absence of any order or injunction prohibiting the consummation of the Merger, (v) subject to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement and (vi) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement that is continuing.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its businesses in the ordinary course between the execution and completion of the Merger Agreement, not to engage in certain kinds of transactions during such period (including the payment of dividends), to convene and hold a meeting of its stockholders to consider and vote upon the Merger, to cooperate with Parent in connection with obtaining financing for the transaction, to obtain regulatory consents, and, subject to certain customary exceptions, for its board of directors to recommend that its stockholders approve and adopt the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants of Parent and Merger Sub, including a covenant to use reasonable best efforts to obtain the financing described below. The Merger Agreement contains a 45-day “go-shop” provision that allows the Company to, among other things, solicit, initiate, propose, induce, encourage or facilitate the making, submission or announcement of, or knowingly encourage, facilitate or assist, any proposal or Inquiry (as defined in the Merger Agreement) that constitutes, could constitute or is reasonably expected to lead to an Acquisition Proposal (as defined in the Merger Agreement). At the end of the go-shop period, the Company will cease such activities, and is subject to a customary “no-shop” provision that restricts the Company’s ability to, among other things, solicit Acquisition Proposals from third parties and to provide non-public information to, and engage in discussions or negotiations with, third parties regarding Acquisition Proposals after the go-shop period. The “no-shop” provision also allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide non-public information to any person and its representatives that has made, renewed or delivered a bona fide Acquisition Proposal that either constitutes a Superior Proposal (as defined in the Merger Agreement) or is reasonably likely to lead to a Superior Proposal.
Parent and Merger Sub have secured committed financing, consisting of a combination of equity financing to be provided by investment funds affiliated with FP and TPG on the terms and subject to the conditions set forth in equity commitment letters provided by such funds, Rollover Shares (as defined in the Merger Agreement) from the Rollover Stockholder and debt financing to be provided by certain lenders (collectively, the “Lenders”) on the terms and subject to the conditions set forth in a debt commitment letter. The obligations of the Lenders to provide debt financing under the debt commitment letter are subject to a number of customary conditions.
The Merger Agreement contains certain termination rights for both the Company and Parent. If the Merger Agreement is terminated in connection with the Company entering into an alternative acquisition agreement in respect of a Superior Proposal entered into during the “go-shop” period, the termination fee payable by the Company to Parent will be $98 million. Upon termination of the Merger Agreement under specified circumstances, including with respect to the Company’s entry into an agreement with respect to a Superior Proposal other than described in the preceding sentence, the Board changing its recommendation or if the Company breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, the Company will be required to pay Parent a termination fee of $196 million. A termination fee in the amount of $524 million will become payable by Parent in the event it fails to consummate the Merger after all conditions are met, if Parent breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, or if either party terminates the Merger Agreement because the Merger has not been consummated by the Termination Date (described below), and at the time of such termination, the Company was otherwise entitled to terminate the Merger Agreement for either of the above reasons. Investment funds affiliated with FP and TPG have provided limited guarantees with respect to the payment of the termination fee payable by Parent in the event such termination fee becomes payable, as well as certain reimbursement obligations that may be owed by Parent pursuant to the Merger Agreement, subject to the terms and conditions set forth in the Merger Agreement and such limited guarantees. The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement, provided that the Company may only cause Parent to close the transaction if certain conditions are satisfied, including the funding or availability of the debt financing.
In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by 11:59 p.m., Pacific Time, on January 30, 2024 (the “Termination Date”), provided that (x) if all of the conditions to closing other than the obtainment of the applicable approvals under Antitrust Laws or Required Investment Screening Laws (each as defined in the Merger Agreement) are satisfied on or prior to the Termination Date, then the Termination Date shall automatically be extended to 11:59 p.m., Pacific time, on April 30, 2024 and (y) if as of the Termination Date as extended by the foregoing clause (x) all of the conditions to closing of the Merger other than the obtainment of the applicable approvals under Antitrust Laws or Required Investment Screening Laws are satisfied, then the Termination Date shall automatically be extended to 11:59 p.m., Pacific time, on July 30, 2024.
If the Merger is consummated, the Company Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.
In connection with the Merger, the Company expects to incur significant expenses, such as transaction, professional services, and other costs. An estimate of these expenses cannot be made at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), certain non-GAAP financial measures are included in the section titled “Non-GAAP Financial Measures.” These non-GAAP financial measures are not meant to be considered in isolation from or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our unaudited condensed consolidated financial statements prepared in accordance with GAAP. Our presentation of these non-GAAP financial measures may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the GAAP-to-non-GAAP reconciliations included in the section titled “Non-GAAP Financial Measures,” to more fully understand our business.
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
We host our applications and serve all our customers through a combination of cloud service providers and to a lesser extent our data centers whose infrastructure is managed by third parties. We continue to build out services and functionality in the public cloud with a goal to migrate our entire platform to the public cloud by the end of fiscal year 2024. As of June 30, 2023, we have migrated the majority of our platform and 100% of our customer data ingest to the public cloud. We expect this migration to reduce our cost of revenue due to the reduction in hosting-related costs. Additionally, this strategy provides us flexibility to service customers in new and emerging regions and scale our deployment capabilities. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
Historically, our platform was sold on a subscription-based model. Since fiscal year 2021, we have been focused on shifting to a consumption-based model, and our revenues are now largely derived from consumption-based plans. We primarily sell our platform on a consumption-based model that directly relates the value our customers receive from our platform to what they pay for it in a manner that is highly intuitive and predictable for them. Customers on this pricing model pay for data ingest and provisioned users. For the three months ended June 30, 2023, 60% of our consumption-based revenues were derived from fees paid for data ingest and 40% were derived from fees paid for provisioned users. We engage with prospects and customers directly through our in-house sales teams and on our website, as well as indirectly through channel partners. Approximately 35% of our customers are on commitment contracts where they commit to an amount of spend over their contracted period in exchange for a discount on their usage pricing, and approximately 65% of our customers are on “Pay as You Go” contracts where they are charged for usage in arrears. Customers on committed contracts represent more than 88% of our total first quarter revenue. Our contracts are typically annual or multi-year in term length and are either billed upfront or in arrears. Our average contract term length is one year. Usage in excess of the commitment is generally invoiced in arrears. Some customers still contract under subscription-based plans. We expect to phase out most subscription-based plans as contract periods end and those contracts renew onto one of our consumption-based plans.
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
Our revenue for the three months ended June 30, 2023 and 2022 was $242.6 million and $216.5 million, respectively, representing year-over-year growth of 12%. Our gross margin for the three months ended June 30, 2023 and 2022 was 78% and 71%, respectively, primarily driven by the transition of our platform from local data centers to public cloud hosting providers. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $37.4 million and $50.2 million for the three months ended June 30, 2023 and 2022, respectively. Our accumulated deficit as of June 30, 2023 was $1,001.0 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 12%, and 8%, respectively, of our revenue for the three months ended June 30, 2023, and 16%, 11%, and 7%, respectively, of our revenue for the three months ended June 30, 2022. We believe there is an opportunity to increase our international revenue overall and as a proportion of our total revenue. As a result, we are increasingly investing in our international operations and intend to further expand our footprint in international markets. We plan to leverage commercial partnerships to expand our international footprint and believe commercial partnerships will be a highly effective way to accelerate international market penetration and lower new customer acquisition costs than had we pursued international expansion without these partnerships.
Our employee headcount has increased to 2,592 employees as of June 30, 2023 from 2,336 as of June 30, 2022. The increase in employee headcount was driven by our expansion plans where we hired additional team members primarily in research and development. We plan to continue to invest aggressively in the growth of our business to take advantage of our market opportunity.
Proposed Merger
On July 30, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crewline Buyer, Inc., a Delaware corporation (“Parent”), and Crewline Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into New Relic, with New Relic surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of investment funds advised by Francisco Partners Management, L.P. and TPG Capital Management, L.P., U.S.-based private equity firms.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of our common stock (subject to certain exceptions, including shares as to which statutory rights of appraisal have been properly and validly exercised), will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $87.00, without interest thereon, subject to any required withholding of taxes. The transaction is expected to close in late calendar year 2023 or early calendar year 2024, subject to customary closing conditions, including approval by our stockholders and receipt of regulatory approvals. Upon closing of the transaction, our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934. See Note 12 contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information.
Impact of the Current Economic Conditions and Macroeconomic Events
Our results of operations, including future revenue growth, will continue to be materially impacted by unfavorable market conditions in the United States and abroad that historically have reduced or disrupted the timing of business investments and spending on information technology. These unfavorable conditions and events currently include the lingering uncertainty of COVID-19 and the slowdown in economic activity caused by supply chain disruption, increasing inflation and interest rates, labor shortages, and Russia’s invasion of Ukraine. At this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as these current economic conditions continue to persist for an extended period of time. While there is some recent volatility in multiple major foreign currencies against the U.S. dollar, the impact of exchange rates on our operating results is not projected to be material. Other factors affecting our performance are discussed below, although we caution you that the current economic conditions and macroeconomic events may also further impact these factors.
We have committed to reducing our global real estate footprint as part of our Flex First philosophy that enables employees to operate in a flexible work environment. In March 2023, we approved a restructuring plan, consisting primarily of real estate lease termination and other associated costs. In the first fiscal quarter of 2024, we announced the adoption of a new restructuring plan focused on realigning resources with our business needs in driving the growth of our consumption business. As a result of this and previously announced restructuring plans, we incurred charges of approximately $21.7 million for three months ended June 30, 2023, which are described in further detail in the Notes to Condensed Consolidated Financial Statements. There were no restructuring charges incurred during the three months ended June 30, 2022.
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
Pricing Strategy. Since introducing our consumption-based model in fiscal year 2021, our customers have responded favorably. With our consumption-based model, our customers are charged based on actual usage, and we price all telemetry sources at the same rate without overage penalties. This removes barriers to adoption as it easily allows our customers to plan usage and forecast spend. We also offer varying commitment plans to best meet the needs of our customers, irrespective of size and maturity. As the power of our platform continues to grow and we help our customers solve their problems, we believe our customers will increase the number of users and the amount of data ingested into our platform. As such, we believe that our shift from a subscription-based pricing plan to a consumption-based pricing plan will better meet the needs of our customers and increase our ability to attract and convert free users into new paying customers. For the three months ended June 30, 2023, approximately 88% of our revenues pertained to consumption-based pricing plans.
Retention and Expansion. A key factor in our success is the retention and expansion of our platform usage with our existing customers. In order for us to continue to grow our business, it is important to generate additional revenue from our existing customers, and we intend to do this in several ways. As a customer ramps on our platform, we transition to a more traditional direct sales, or sales-led, model to help the customer expand the use of our platform and the value they receive. Our existing customer base consists of more than 15,900 paid customers across multiple industry verticals and regions, providing us with a large market opportunity to grow our revenue by facilitating greater platform engagement and addressing new use cases. Our ability to retain existing customers and expand their usage of our platform will significantly impact our future revenues and revenue growth.
Cloud Optimization and Other Efficiency Initiatives. We have identified and are in the process of implementing several key initiatives for expanding our operating margin. For example, we have been optimizing our infrastructure by migrating from our own data centers to a significantly more efficient public cloud model to better match our growing demand and our operating costs. We have also begun leveraging the strengths of multiple cloud providers to gain efficiencies for our platform and our cost structure. As of June 30, 2023, we have migrated the majority of our platform to the public cloud, and we expect to complete this migration by the end of fiscal year 2024. Additionally, as we have continued to develop and expand our consumption-based model, we have gained critical insights into the varying components of the cost of the data, which has enabled us to better align our pricing and drive gross margins. Our ability to effectively identify and implement these efficiency initiatives will significantly impact our future operating expenses and gross margin.
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
For the three-month period ended June 30, 2023, we had 15,900 Active Customer Accounts, which is up 800 from 15,100 Active Customer Accounts for the three-month period ended June 30, 2022 and is down 100 sequentially from 16,000 Active Customer Accounts for the three-month period ended March 31, 2023.
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
For the three-month period ended June 30, 2023, we had 1,241 Active Customer Accounts with trailing 12-month revenue greater than $100,000, which was a 9% increase compared to 1,137 for the three-month period ended June 30, 2022 and a 1% increase compared to 1,229 for the three-month period ended March 31, 2023.
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
The percentage of our total revenue from Active Customer Accounts with trailing 12-month revenue greater than $100,000 was 85% for the three-month period ended June 30, 2023, compared to 83% for the three-month period ended June 30, 2022 and 85% for the three-month period ended March 31, 2023.

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
Our NRR decreased year-over-year to 116% for the period ended June 30, 2023, compared to 120% for the period ended June 30, 2022 and decreased quarter-over-quarter from 118% for the period ended March 31, 2023.
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
We have and may continue to experience volatility from our remaining performance obligations and deferred revenue as a result of our shift to a consumption-based model. We had remaining performance obligations of $738.9 million as of June 30, 2023, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as the mix of consumption-based and subscription-based plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
Our remaining performance obligations were $738.9 million as of June 30, 2023, of which we expect approximately 70% and 91% to be recognized as revenue in the 12 months and 24 months, respectively, following June 30, 2023 based on historical customer consumption patterns. However, the amount and timing of revenue recognized from our remaining performance obligations are generally dependent upon customers’ future consumption, which is inherently variable and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.
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
Gross Profit and Margin
Gross profit is equal to revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our hosting-related costs, operations and global customer support personnel, and the amortization of capitalized software. As we have largely transitioned our platform to the public cloud, gross margin has increased during the three months ended June 30, 2023. We expect additional efficiency in our cloud usage and for gross margin to continue increasing as we continue to close legacy data centers and scale our public cloud usage to reduce costs.
Operating Expenses
Personnel-related costs, which consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expenses, sales commissions, are the most significant component of our operating expenses.
Research and Development. Research and development expenses consist primarily of personnel-related costs and an allocation of our general overhead expenses. We continue to focus our research and development efforts on increasing our platform’s functionality by adding new products and features while enhancing the ease of use of our existing products. We capitalize the portion of our software development costs that meets the criteria for capitalization.
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
Sales and Marketing. Sales and marketing expenses consist of personnel-related costs for our sales, marketing, and business development employees and executives. A significant majority of sales commissions are currently expensed as incurred. Previously, sales commissions attributable to acquiring new customer contracts were capitalized and amortized on a straight-line basis over the anticipated period of benefit. Therefore, sales commission expenses are expected to be greater than sales commission payouts until the remaining capitalized amounts from prior periods have been fully expensed. Sales and marketing expenses also include the costs of our marketing and brand awareness programs, including our free tier offering.
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
General and Administrative. General and administrative expenses consist primarily of personnel-related costs for our administrative, legal, human resources, information technology, finance employees and executives. Also included are non-personnel-related costs, such as legal and other professional fees.
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
Other Income (Expense)
Other income (expense), consists of interest income, primarily due to income earned on money market funds and short-term investments, offset by interest expense and gains and losses from transactions denominated in a currency other than the functional currency.

Results of Operations
The following tables summarize our consolidated statements of operations data for the periods presented and as a percentage of our revenue for those periods.

	Three Months Ended June 30,
	2023		2022
	Amount	% of revenue	Amount	% of revenue

	(in thousands, except per share amounts)
Revenue	$242,628	100%	$216,459	100%
Cost of revenue (1)	54,440	22	63,893	30
Gross profit	188,188	78	152,566	70
Operating expenses:
Research and development (1)	80,310	33	64,769	30
Sales and marketing (1)	94,019	39	104,420	48
General and administrative (1)	46,849	19	39,030	18
Total operating expenses	221,178	91	208,219	96
Loss from operations	(32,990)	(13)	(55,653)	(26)
Other income (expense):
Interest income	4,593	2	1,110	1
Interest expense	(429)	—	(1,232)	(1)
Other expense, net	(1,666)	(1)	(209)	—
Loss before income taxes	(30,492)	(12)	(55,984)	(26)
Income tax provision	2,830	1	267	—
Net loss	$(33,322)	(13)%	$(56,251)	(26)%
Net loss and adjustment attributable to redeemable non-controlling interest	(4,109)	(2)	6,012	3
Net loss attributable to New Relic	$(37,431)	(15)%	$(50,239)	(23)%
Net loss attributable to New Relic per share, basic and diluted	$(0.54)		$(0.76)
Weighted-average shares used to compute net loss per share, basic and diluted	69,546		66,421
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2023		2022
	Amount	% of revenue	Amount	% of revenue

	(in thousands)
Cost of revenue	$1,201	—%	$1,344	1%
Research and development (1)	21,265	9	13,286	6
Sales and marketing	11,928	5	10,583	5
General and administrative	12,043	5	9,669	4
Total stock-based compensation expense	$46,437	19%	$34,882	16%

(1) These expenses include $4.6 million of accelerated vesting resulting from restructuring activities.

Revenue
Revenue by category

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Subscription	$28,720	$63,080	$(34,360)	(54)%
Consumption	213,908	153,379	60,529	39
Total revenue	$242,628	$216,459	$26,169	12%
Subscription revenue decreased $34.4 million, or 54%, while consumption revenue increased $60.5 million, or 39%, in the three months ended June 30, 2023, compared to the same period of 2022. The increase in consumption over subscription revenue aligns with the Company’s transition to a consumption-based model.
Revenue by geographic areas

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
United States	$151,171	$143,460	$7,711	5%
Europe, the Middle East, and Africa (“EMEA”)	44,000	34,716	9,284	27
Asia Pacific and Japan (“APAC”)	28,897	23,126	5,771	25
Other	18,560	15,157	3,403	22
Total revenue	$242,628	$216,459	$26,169	12%
Our revenue from the United States increased $7.7 million, or 5%, our revenue from EMEA increased $9.3 million, or 27%, our revenue from APAC increased $5.8 million, or 25%, and our revenue from other regions increased $3.4 million, or 22% in the three months ended June 30, 2023, compared to the same period of 2022, primarily as a result of growth in our customer base and increase in consumption.
Cost of Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue	$54,440	$63,893	$(9,453)	(15)%
Cost of revenue decreased $9.5 million, or 15%, in the three months ended June 30, 2023, compared to the same period of 2022. The decrease was primarily due to a $6.5 million decrease in hosting-related costs and a $2.7 million decrease in depreciation expense as the Company continues its transitions out of legacy data centers and into a more efficient public cloud hosting environment.
Gross Profit and Margin

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Gross profit	$188,188	$152,566	$35,622	23%
Gross margin %	78%	71%
Gross profit increased $35.6 million, or 23%, in the three months ended June 30, 2023 compared to the same period of 2022. The increase was primarily attributable to an increase in our revenues driven by growth in our customer base and increase in customer consumption, and a reduction in our cost of revenue driven by scaling our business via public cloud hosting providers.
Research and Development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$80,310	$64,769	$15,541	24%
Research and development expenses increased $15.5 million, or 24%, in the three months ended June 30, 2023 compared to the same period of 2022. The increase was primarily due to an increase in personnel-related costs of $17.3 million as a result of the restructuring plans aiming to realign the Company’s resources towards a consumption business-model. The increase was partially offset by a $1.8 million decrease in depreciation, consulting, travel, and other expenses driven by initiatives to improve business efficiency.
Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$94,019	$104,420	$(10,401)	(10)%
Sales and marketing expenses decreased $10.4 million, or 10%, in the three months ended June 30, 2023 compared to the same period of 2022. The decrease was primarily a result of a $5.1 million decrease in travel expenses, a $4.1 million net decrease in personnel-related costs offset by an increase in personnel-related costs incurred to realign the Company’s resources towards a consumption business-model, and a $1.1 million decrease in marketing programs aligning with our initiatives to improve business efficiency.
General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$46,849	$39,030	$7,819	20%
General and administrative expenses increased $7.8 million, or 20%, in the three months ended June 30, 2023 compared to the same period of 2022. The increase was due to an increase in personnel-related costs of $5.4 million, partially driven by an increase in stock-based compensation. The increase in personnel-related costs also includes increased compensation costs due to the restructuring plans aimed to realign the Company’s resources towards a consumption business-model. The increase was also attributable to a $2.1 million increase in consulting service fees.
Other Income (Expense)

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other income (expense)	$2,498	$(331)	$2,829	NM
NM indicates not meaningful.
Other income increased by $2.8 million in the three months ended June 30, 2023 compared to the same period of 2022. The increase was primarily a result of a $3.5 million increase in interest income offset by a $1.4 million decrease in other expenses. The increase in interest income is primarily due to the current interest rate environment.

Provision for Income Tax

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Loss before income taxes	$(30,492)	$(55,984)	$25,492	46%
Effective tax rate	(9.28)%	(0.48)%
Income tax provision	$2,830	$267	$2,563	960%
We recognized an income tax expense of $2.8 million for the three months ended June 30, 2023 as compared to an income tax expense of $0.3 million for the same period of 2022. The increase was mostly related to an increase in foreign earnings as a result of catch-up on intercompany revenue on foreign lease restructuring expenses previously recognized under U.S. GAAP in fiscal year 2023.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(4,109)	$6,012	$(10,121)	NM
NM indicates not meaningful.
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $10.1 million in the three months ended June 30, 2023, compared to the same period of 2022. The decrease was related to the redeemable non-controlling interest’s associated loss and adjustment to estimated redemption value of our joint venture in New Relic K.K.

Non-GAAP Financial Measures
The non-GAAP financial measures discussed below are not meant to be considered in isolation from or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our unaudited condensed consolidated financial statements prepared in accordance with GAAP. Our presentation of these non-GAAP financial measures may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the GAAP-to-non-GAAP reconciliations provided below to more fully understand our business.
Non-GAAP Gross Margin, Non-GAAP Income (Loss) From Operations, and Non-GAAP Net Income (Loss)
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss). We define non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss) as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation-related expenses, (2) the amortization of purchased intangibles, (3) amortization of debt discount and issuance costs, (4) lawsuit litigation cost and other expense, (5) restructuring charges, and (6) non-GAAP tax adjustment. We use non-GAAP financial measures, including non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss), internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
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
Stock-based compensation-related expenses. Our stock-based compensation-related expenses include stock-based compensation expense, amortization of stock-based compensation capitalized in software development costs and employer payroll tax expense on equity incentive plans. We utilize share-based compensation to attract and retain employees. It is principally aimed at aligning their interests with those of our stockholders and at long-term retention, rather than to address operational performance for any particular period. As a result, share-based compensation expenses vary for reasons that are generally unrelated to financial and operational performance in any particular period. We further exclude employer payroll tax expense on equity incentive plans as these expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise. As a result, these taxes may vary in any particular period independent of the financial and operating performance of our business.
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
Amortization of debt discount and issuance costs. In May 2018, we issued $500.25 million of our 0.50% convertible senior notes due 2023 (the “Notes”), which bore interest at an annual fixed rate of 0.5%. The Notes matured and were repaid in cash on May 1, 2023. The debt issuance costs were amortized as interest expense. The expense for the amortization of debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.
Lawsuit litigation cost and other expense. We may from time to time incur charges or benefits related to litigation or transactions that are outside of the ordinary course of our business. We believe it is useful to exclude such charges or benefits because we do not consider such amounts to be part of the ongoing operation of our business and because of the singular nature of the claims underlying the matter.

Restructuring charges. In August 2022, we commenced a restructuring plan to realign our cost structure with our business needs as we moved to focus our resources on top priorities, and in March 2023, we approved a new restructuring plan in connection with the reduction of our global real estate footprint in line with our Flex First philosophy. In the first fiscal quarter of 2024, the Company announced the adoption of a new restructuring plan focused on realigning resources with the Company’s business needs in driving the growth of its consumption business. As a result of this and previously announced restructuring plans, we incurred charges of approximately $21.7 million consisting of employee wages, termination benefits, and lease exit costs for the three months ended June 30, 2023. We believe it is appropriate to exclude the restructuring charges because they are not indicative of our future operating results.
Non-GAAP tax adjustment. We used a long-term projected non-GAAP tax rate to provide consistency across interim reporting periods with non-GAAP net income. As we have forecasted to be non-GAAP profitable on an annual basis starting in fiscal year 2024, we applied the non-GAAP tax rate prospectively in the first fiscal quarter of 2024. In determining our non-GAAP tax rate, we excluded the impact of nonrecurring items and made assumptions including those about tax legislation and our tax positions. We projected a 24.0% non-GAAP tax rate based on non-GAAP financial projections and applied it to the non-GAAP profit before tax.
Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, or superior to, financial information prepared in accordance with GAAP. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP and may differ from non-GAAP financial measures used by other companies in our industry and exclude expenses that may have a material impact on our reported financial results.
The following tables present our non-GAAP gross margin, non-GAAP income (loss) from operations and our non-GAAP net income (loss) and reconcile our GAAP gross margin to non-GAAP gross margin, GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
GAAP loss from operations	$(32,990)	$(55,653)
Plus: Stock-based compensation-related expenses	43,720	36,379
Plus: Amortization of purchased intangibles	1,475	2,291
Plus: Lawsuit litigation cost and other expense	2,573	(174)
Plus: Restructuring charges	21,657	—
Non-GAAP income (loss) from operations	$36,435	$(17,157)

	Three Months Ended June 30,
	2023	2022
GAAP net loss	$(33,322)	$(56,251)
Plus: Stock-based compensation-related expenses	43,720	36,379
Plus: Amortization of purchased intangibles	1,475	2,291
Plus: Lawsuit litigation cost and other expense	2,573	(174)
Plus: Amortization of debt discount and issuance costs	206	593
Plus: Restructuring charges	21,657	—
Less: Non-GAAP tax adjustment	(5,884)	—
Non-GAAP net income (loss)	$30,425	$(17,162)
Non-GAAP income (loss) from operations and non-GAAP net income (loss) for the periods presented reflects the same trends discussed above in “Results of Operations.” Although we have generated non-GAAP income from operations and non-GAAP net income in the three months ended June 30, 2023, and although we expect that these numbers will improve over time with increased efficiencies, we have generated non-GAAP loss from operations and non-GAAP net loss in prior recent periods.

Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities reduced by purchases of property and equipment and capitalized software development costs. We believe information regarding free cash flow provides useful supplemental information to investors.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$78,309	$43,009
Capital expenditures	(515)	(1,294)
Capitalized software development costs	(4,279)	(3,387)
Free cash flow (Non-GAAP)	$73,515	$38,328
Net cash provided by (used in) investing activities	$34,121	$(9,936)
Net cash provided by (used in) financing activities	$(497,448)	$1,725

Liquidity and Capital Resources

	Three Months Ended June 30,
	2023	2022

	(in thousands)
Cash provided by operating activities	$78,309	$43,009
Cash provided by (used in) investing activities	34,121	(9,936)
Cash provided by (used in) financing activities	(497,448)	1,725
Net increase (decrease) in cash, cash equivalents and restricted cash	$(385,018)	$34,798
Sources of Cash and Material Cash Requirements
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. As disclosed in Note 6 — 0.5% Convertible Senior Notes and Capped Call, in May 2018, we issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes matured and were repaid in cash on May 1, 2023. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Our material cash requirements consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 6 – 0.5% Convertible Senior Notes and Capped Call and Note 7 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes to our material cash requirements as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2023 in our Annual Report.
Operating Activities
During the three months ended June 30, 2023, cash provided by operating activities was $78.3 million, which was an increase of $35.3 million compared to the same period of 2022. The increase in cash provided by operating activities is primarily due to increased cash receipts related to the Company’s continued business growth, partially offset by a decrease in cash due to timing of payments.
Investing Activities
Cash provided by investing activities during the three months ended June 30, 2023 was $34.1 million, an increase of $44.1 million compared to the same period of 2022. The increase is primarily due to reduced purchases of investments, offset by reduced proceeds from sales of investments.
Financing Activities
Cash used in financing activities during the three months ended June 30, 2023 was $497.4 million, an increase of $499.2 million compared to the same period of 2022. The increase was primarily due to the repayment of the Notes upon maturity.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In the preparation of these consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2023 as compared to the critical accounting policies and estimates described in our Annual Report.
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
Interest Rate Risk
We had cash and cash equivalents of $240.7 million as of June 30, 2023, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $216.3 million as of June 30, 2023, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factors Related to the Merger Transaction
There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all. Delays or a failure to complete the Merger could have a material adverse effect on our stock price as well as on our business, financial condition and results of operations.*
On July 30, 2023, we entered into the Merger Agreement with Parent and Merger Sub. The Merger is expected to close in late calendar year 2023 or early calendar year 2024, assuming that all of the conditions in the Merger Agreement are satisfied or, if permitted, waived. There can be no assurance that the Merger will be consummated. The consummation of the Merger is subject to certain regulatory approvals and customary closing conditions. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. Moreover, the Merger Agreement provides that either we or Parent may terminate the Merger Agreement in certain circumstances, including if the Merger has not occurred by 11:59 p.m., Pacific time, on January 30, 2024, subject to extensions if certain conditions set forth in the Merger Agreement are met. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, the Merger must be approved by the affirmative vote of a majority of the outstanding shares of our Common Stock and is subject to the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
Further, certain risks may be exacerbated by a delay in the completion of the Merger, including, among others: our ability to attract, retain and motivate our employees, including key personnel; difficulties maintaining relationships with customers, service providers and partners; delays or deferments of certain business decisions by our customers, prospective customers, service providers and partners; the diversion of significant management time and resources towards the completion of the Merger; the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the Merger; litigation relating to the Merger and the costs related thereto; and the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. Delays in completing the Merger or the failure to complete the Merger at all could negatively affect our future business and financial results, and, in that event, the market price of our Common Stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed. Additionally, a failure to complete the Merger in a timely manner may result in a decline in investor confidence in us and our business, stockholder litigation could be brought against us, relationships with current and prospective customers, service providers, investors and other partners may be adversely impacted and we may be unable to retain key personnel. We can neither assure you that the conditions to the completion of the Merger will be satisfied or, if permitted, waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, nor provide any assurances as to whether or when the Merger will be completed.
The pendency of the Merger could adversely affect our business, financial condition and results of operations.*
In connection with the pending Merger, some of our current or prospective customers, partners or service providers may delay or defer decisions to do business with us, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Moreover, some of our current or prospective customers may delay using our platform, or may engage with a competitor’s platform instead. Additionally, any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, partners, service providers or employees may continue or intensify in the event the Merger is not consummated or is significantly delayed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial, and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. Further, the pendency of the Merger may make it more difficult for us to effectively recruit, retain and incentivize employees and key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management, all of which could materially adversely affect our business, financial condition and results of operations.
Litigation may arise in connection with the Merger, which could be costly, prevent or seriously delay the consummation of the Merger, divert management’s attention and otherwise materially harm our business, financial condition and results of operations.*
We, as well as members of our board of directors, may be named as defendants in actions related to the Merger. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming, expensive and may distract our management from day-to-day operations of our business. The cost of litigation and the diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, financial condition and results of operations. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, potential customers, service providers and partners, or otherwise materially harm our business, operations and financial condition. We cannot assure you as to the outcome of such litigation, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. Whether or not plaintiffs in potential litigation are successful, the litigation may delay the completion of the Merger in the expected timeframe, or may prevent the Merger from being completed altogether.
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
We have a history of losses and our revenue growth rate could decline over time. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.*
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $37.4 million and $50.2 million in the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023, we had an accumulated deficit of $1,001.0 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
While we have historically transacted in U.S. dollars with substantially all of our customers and vendors, we have transacted in foreign currencies and will continue to transact in foreign currencies in the future. In addition, our international subsidiaries may maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results as we convert these to U.S. dollars. Volatile market conditions arising from the macro environment have and may in the future result in significant changes in exchange rates, and with the recent volatility of multiple major foreign currencies against the U.S. dollar, we have seen more significant impact from exchange rates on our revenue growth and expenses in fiscal 2023 than in the previous fiscal year, and we expect the impact to be significant in fiscal 2024 if we continue to experience similar or greater foreign currencies volatility against the U.S. dollar. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.
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
Seasonality may cause fluctuations in our sales and operating results.*
We have experienced seasonality in our sales and operating results in the past, and we believe that we will continue to experience seasonality in the future. Historically, we have received a higher volume of orders in the fourth fiscal quarter of each year, driven largely by contract renewals, and to a lesser extent our third fiscal quarter of each year. As a result, we have historically seen higher cash collections in the first and fourth fiscal quarters of each year, and our sequential growth in remaining performance obligations has historically been highest in the fourth fiscal quarter of each year, and to a lesser extent our third fiscal quarter of each year. With our shift to a consumption-based model, we expect over time that our revenue will more closely approximate our customer usage of our products and services, and thereby our revenue may experience seasonal fluctuations based upon our customer consumption patterns. For example, in recent years, we have seen a seasonal decline in consumption usage on an aggregate basis around the Christmas holiday in mid-December that begins to recover in January as the users of our platform return to work. For customers under consumption-based models that exhibit this seasonal pattern, we would have a corresponding revenue decrease for the impacted period of seasonally reduced usage. As we near completion of our transition to a consumption business model, the impacts of seasonality will be more pronounced on our results of operations.

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

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.*
During the three months ended June 30, 2023, we derived approximately 38% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.*
Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. For example, in the first quarter of fiscal 2024, we announced that Lew Cirne would be transitioning from Executive Chairman to non-executive Chair of the Board, and that Kristy Friedrichs resigned as our Chief Operating Officer, effective as of December 31, 2023. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, these and any other such changes may result in a loss of institutional knowledge and cause disruptions to our business.
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
Moreover, to realign resources with our business needs, we have undergone reductions in our workforce, including most recently in the first quarter of fiscal 2024, and may in the future implement other reductions in workforce or restructurings. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, delays in the development of critical technology or business optimization programs due to gaps in knowledge transfer and new employee ramp up time, the distraction of employees, and reduced employee morale, and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.*
We have incorporated, and expect in the future we will continue to incorporate, artificial intelligence (“AI”) solutions into our product offerings, and these applications may become important in our operations over time. We use AI in our products to help customers faster troubleshoot issues in their technology stack. For example, we leverage large language models to help engineers create queries using our customer NRQL query language, navigate and understand data, and identify and fix errors in software code.
Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

The use of AI applications, including large language models, has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The continued rapid evolution of AI, including potential government regulation of AI, has required and will continue to require significant resources to develop, test and maintain our products and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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
Risks Related to Laws and Regulations
We are subject to stringent and rapidly changing U.S. and foreign laws, regulations, rules, industry standards, contractual obligations, policies, and other obligations relating to data privacy and security. Our actual or perceived failure to comply with such obligations by us, our customers, or third parties with whom we work could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, and other adverse business consequences.*
In the ordinary course of business, we process personal data and other proprietary, confidential, and sensitive data, including business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
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
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR

(“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, personal data, fines of up to the greater of 20 million Euros or 4% of their global annual revenues, whichever is great, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations and our operations in Australia may subject us to Australia’s Privacy Act of 1988. We also have operations in Japan, Singapore, South Korea, Israel, and India and may be subject to new and emerging data privacy regimes in Asia, such as Japan’s Act on the Protection of Personal Information, Singapore’s Personal Data Protection Act, South Korea’s Personal Information Protection Act, Israel’s Protection of Privacy Law, 5741-1981, and India’s proposed Digital Personal Data Protection Bill. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. For example, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.*
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2023, we had 53 issued patents in the United States and abroad and 24 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of July 30, 2023, by and among Parent, Merger Sub and the Company.	8-K	001-36766	2.1	July 31, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-36766	3.1	August 19, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36766	3.1	February 7, 2023
10.1	Agreement by and between New Relic, Inc. and JANA Partners LLC, dated as of April 17, 2023	8-K	001-36766	10.1	April 18, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	July 31, 2023
		By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)