Form 10-Q
period 2023-09-30
NEW RELIC, INC.
filed 2023-10-27
CIK 1448056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
188 Spear Street, Suite 1000
San Francisco, California 94105
(Address of principal executive offices) (Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2023, there were 71,023,661 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW RELIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$301,879	$625,727
Short-term investments	134,693	254,085
Accounts receivable, net of allowances of $2,257 and $3,121, respectively	150,271	234,287
Prepaid expenses and other current assets	22,062	17,747
Deferred contract acquisition costs	13,849	14,962
Total current assets	622,754	1,146,808
Property and equipment, net	46,770	48,509
Restricted cash	5,816	5,795
Goodwill	172,298	172,298
Intangible assets, net	8,653	11,603
Deferred contract acquisition costs, non-current	18,278	8,558
Lease right-of-use assets	15,384	19,678
Other assets, non-current	5,057	5,759
Total assets	$895,010	$1,419,008
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$28,277	$29,452
Accrued compensation and benefits	40,935	37,552
Other current liabilities	37,719	39,424
Convertible senior notes, current	—	500,044
Deferred revenue	278,628	370,987
Lease liabilities	9,195	10,928
Total current liabilities	394,754	988,387
Lease liabilities, non-current	33,533	38,384
Deferred revenue, non-current	7,004	3,800
Other liabilities, non-current	38,064	24,897
Total liabilities	473,355	1,055,468
Commitments and contingencies (Note 8)
Redeemable non-controlling interest	34,217	23,105
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2023 and March 31, 2023; 71,284 shares and 69,786 shares issued at September 30, 2023 and March 31, 2023, respectively; and 71,024 shares and 69,526 shares outstanding at September 30, 2023 and March 31, 2023, respectively	70	69
Treasury stock - at cost (260 shares)	(263)	(263)
Additional paid-in capital	1,417,512	1,311,615
Accumulated other comprehensive loss	(5,144)	(7,432)
Accumulated deficit	(1,024,737)	(963,554)
Total stockholders’ equity	387,438	340,435
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$895,010	$1,419,008
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue	$242,757	$226,912	$485,385	$443,371
Cost of revenue	52,709	64,783	107,149	128,676
Gross profit	190,048	162,129	378,236	314,695
Operating expenses:
Research and development	69,411	68,730	149,721	133,499
Sales and marketing	84,096	96,203	178,115	200,623
General and administrative	57,020	42,483	103,869	81,513
Total operating expenses	210,527	207,416	431,705	415,635
Loss from operations	(20,479)	(45,287)	(53,469)	(100,940)
Other income (expense):
Interest income	3,896	2,425	8,489	3,535
Interest expense	(15)	(1,233)	(444)	(2,465)
Other income (expense), net	(75)	207	(1,741)	(2)
Loss before income taxes	(16,673)	(43,888)	(47,165)	(99,872)
Income tax provision (benefit)	76	(381)	2,906	(114)
Net loss	$(16,749)	$(43,507)	$(50,071)	$(99,758)
Net loss and adjustment attributable to redeemable non-controlling interest	(7,003)	(3,268)	(11,112)	2,744
Net loss attributable to New Relic	$(23,752)	$(46,775)	$(61,183)	$(97,014)
Net loss attributable to New Relic per share, basic and diluted	$(0.34)	$(0.70)	$(0.87)	$(1.45)
Weighted-average shares used to compute net loss per share, basic and diluted	70,484	67,207	70,018	66,816
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to New Relic	$(23,752)	$(46,775)	$(61,183)	$(97,014)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1,447	(1,885)	2,288	(3,821)
Comprehensive loss attributable to New Relic	$(22,305)	$(48,660)	$(58,895)	$(100,835)
See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023								Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	70,483	$70	$1,360,656	260	$(263)	$(6,591)	$(1,000,985)	$352,887	67,542	$67	$1,152,613	260	$(263)	$(9,948)	$(833,547)	$308,922
Issuance of common stock upon exercise of stock options	240	—	7,890	—	—	—	—	7,890	173	—	4,777	—	—	—	—	4,777
Issuance of common stock for vested restricted and performance stock units	477	—	—	—	—	—	—	—	480	1	(1)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	84	—	5,552	—	—	—	—	5,552	103	—	6,062	—	—	—	—	6,062
Issuance of common stock related to acquisition of business	—	—	—	—	—	—	—	—	270	—	12,112	—	—	—	—	12,112
Stock-based compensation expense	—	—	43,414	—	—	—	—	43,414	—	—	39,752	—	—	—	—	39,752
Other comprehensive income (loss), net	—	—	—	—	—	1,447	—	1,447	—	—	—	—	—	(1,885)	—	(1,885)
Net loss attributable to New Relic	—	—	—	—	—	—	(23,752)	(23,752)	—	—	—	—	—	—	(46,775)	(46,775)
Balance at end of period	71,284	$70	$1,417,512	260	$(263)	$(5,144)	$(1,024,737)	$387,438	68,568	$68	$1,215,315	260	$(263)	$(11,833)	$(880,322)	$322,965

	Six Months Ended September 30, 2023								Six Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount				Shares	Amount		Shares	Amount
Balance at beginning of period	69,786	$69	$1,311,615	260	$(263)	$(7,432)	$(963,554)	$340,435	66,988	$66	$1,114,221	260	$(263)	$(8,012)	$(783,308)	$322,704
Issuance of common stock upon exercise of stock options	284		10,692					10,692	269	—	6,502	—	—	—	—	6,502
Issuance of common stock for vested restricted and performance stock units	1,130	1	(1)					—	938	2	(2)	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	84		5,552					5,552	103	—	6,062	—	—	—	—	6,062
Issuance of common stock related to acquisition of business			—					—	270	—	12,112	—	—	—	—	12,112
Stock-based compensation expense			89,654					89,654	—	—	76,420	—	—	—	—	76,420
Other comprehensive income (loss), net						2,288		2,288	—	—	—	—	—	(3,821)	—	(3,821)
Net loss attributable to New Relic							(61,183)	(61,183)	—	—	—	—	—	—	(97,014)	(97,014)
Balance at end of period	71,284	$70	$1,417,512	260	$(263)	$(5,144)	$(1,024,737)	$387,438	68,568	$68	$1,215,315	260	$(263)	$(11,833)	$(880,322)	$322,965

See notes to condensed consolidated financial statements.

NEW RELIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss attributable to New Relic	$(61,183)	$(97,014)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	11,112	(2,744)
Net loss:	$(50,071)	$(99,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,326	20,607
Amortization of deferred contract acquisition costs	10,526	13,691
Stock-based compensation expense	90,594	74,734
Amortization of debt discount and issuance costs	206	1,188
Loss on facilities exit	—	2,717
Non-cash charges related to restructuring activities	3,167	—
Other	540	(588)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable, net	84,016	113,570
Prepaid expenses and other assets	(3,577)	2,075
Deferred contract acquisition costs	(19,133)	(3,489)
Lease right-of-use assets	2,794	5,411
Accounts payable	(967)	1,544
Accrued compensation and benefits and other liabilities	6,807	(5,519)
Lease liabilities	(1,889)	(7,045)
Deferred revenue	(89,155)	(113,575)
Net cash provided by operating activities	46,184	5,563
Cash flows from investing activities:
Purchases of property and equipment	(747)	(2,416)
Proceeds from sale of property and equipment	669	1,724
Cash paid for acquisition, net of cash acquired	—	(257)
Purchases of short-term investments	—	(50,373)
Proceeds from sale and maturity of short-term investments	121,450	243,475
Capitalized software development costs	(7,377)	(7,907)
Net cash provided by investing activities	113,995	184,246
Cash flows from financing activities:
Payment of convertible senior notes	(500,250)	—
Proceeds from employee stock purchase plan	5,552	6,062
Proceeds from exercise of employee stock options	10,692	6,502
Net cash provided by (used in) financing activities	(484,006)	12,564
Net increase (decrease) in cash, cash equivalents and restricted cash	(323,827)	202,373
Cash, cash equivalents and restricted cash at beginning of period	631,522	274,470
Cash, cash equivalents and restricted cash at end of period	$307,695	$476,843
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$301,879	$471,064
Restricted cash	5,816	5,779
Total cash, cash equivalents and restricted cash	$307,695	$476,843
Supplemental disclosure of cash flow information:
Noncash investing and financing activities:
Issuance of common stock for the acquisition of business	$—	$12,112
Acquisition holdback	$—	$3,300
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
Proposed Merger—On July 30, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crewline Buyer, Inc., a Delaware corporation (“Parent”), and Crewline Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company (the “Surviving Corporation”) surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of an investment fund (“TPG Fund”) affiliated with TPG Global LLC (“TPG”). At the effective time of the Merger (the “Effective Time”), the Surviving Corporation will be indirectly owned by investment funds (“FP Funds”) advised by Francisco Partners Management, L.P. (“FP”), the TPG Fund and certain of their affiliates.
Pursuant to the Merger Agreement, at the Effective Time, and as a result of the Merger:
•Each share of the Company’s common stock (subject to certain exceptions, including shares as to which statutory rights of appraisal have been properly and validly exercised), will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $87.00 per share, without interest thereon (the “Per Share Merger Consideration”), subject to any required withholding of taxes.
•Each option to purchase shares of the Company’s common stock granted under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and 2008 Equity Incentive Plan (the “2008 Plan”), each, as may be amended and/or restated from time to time (collectively, the “Plans”) (each such option, a “Company Option”) that is outstanding and unexercised and vested immediately prior to or upon the Effective Time (as defined in the Merger Agreement) (including any Company Option that vests or accelerates in vesting upon the occurrence of the Effective Time in accordance to the terms and conditions applicable to the corresponding Company Option) (each, a “Vested Option”), will be cancelled in exchange for an amount in cash, less applicable tax withholdings, equal to the product obtained by multiplying (i) the excess of the Per Share Merger Consideration over the per share exercise price of such Vested Option, by (ii) the number of shares of Company common stock covered by such Vested Option immediately prior to and upon the Effective Time (the “Option Consideration”). The Option Consideration will be payable on the first regular payroll date to occur after the fifth business day following the Closing Date (as defined in the Merger Agreement).
•Each Company Option that is outstanding and unvested immediately prior to or upon the Effective Time (after taking into account any vesting or accelerated vesting provisions in connection with the Merger applicable to such Company Option) (each, an “Unvested Option”) will be substituted and converted into an award to receive an amount in cash, less applicable withholding taxes, equal to the product obtained by multiplying (i) the excess of the Per Share Merger Consideration over the per share exercise price of such Unvested Option, by (ii) the number of shares of Company common stock covered by such Unvested Option immediately prior to and upon the Effective Time (the “Substituted Option Award”). The Substituted Option Award will become payable on the same schedule as the Unvested Options that vest in the future and be subject to the same terms and conditions applicable to such Unvested Options immediately prior to the Effective Time, including continued employment with Parent or the Company.
•Each Vested Option and each Unvested Option that has a per share exercise price that is equal to or greater than the Per Share Merger Consideration will be cancelled for no consideration as of the Effective Time.
•Each award of restricted stock units granted under any of the Plans (each, a “Company RSU Award”) that is outstanding immediately prior to the Effective Time and that vests upon the occurrence of the Effective Time will be cancelled in exchange for an amount in cash, less applicable tax withholdings (if any), equal to the product obtained by multiplying (A) the Per Share Merger Consideration by (B) the number of shares of Company common stock covered by such Company RSU Award immediately prior to or upon the Effective Time (the “RSU Consideration”). The RSU Consideration will be payable on the first regular payroll date to occur after the fifth business day following the Closing Date. Each Company RSU Award that is outstanding immediately prior to the Effective Time that does not vest upon the occurrence of the Effective Time by its terms (after taking into account any vesting or accelerated vesting provisions in connection with the Merger applicable to such Company RSU Award) will be cancelled and be converted into the contractual right to receive a payment in an amount in cash, less applicable withholding taxes, from the Surviving Corporation (as defined in the Merger Agreement) equal to the product obtained by multiplying (A) the Per Share Merger Consideration by (B) the number of shares of Company common stock covered by such Company RSU Award immediately prior to or upon the Effective Time (the “Converted RSU Award”). The Converted RSU Award will be subject to the same terms and conditions applicable to the corresponding Company RSU Award (including time-vesting conditions and any accelerated vesting provisions of any employee benefit plans applicable to such Company RSU Award).
•Each award of performance-based restricted stock units that vests based on the achievement of stock price hurdles and were granted under the 2014 Plan on February 3, 2023 (each, a “Company Special PSU Award”) that is outstanding immediately prior to the Effective Time and that vests upon the occurrence of the Effective Time based on actual performance through the Effective Time will be cancelled in exchange for an amount in cash, less applicable withholding taxes, equal to the product obtained by multiplying (A) the Per Share Merger Consideration by (B) the number of shares of New Relic common stock covered by such Company Special PSU Award immediately prior to the Effective Time (after determining the number of shares of New Relic common stock underlying the Company Special PSU Award that vest based on actual performance through the Effective Time in accordance with the terms and conditions applicable to the corresponding Company PSU Award) (the “PSU Consideration”).
•Each award of performance-based restricted stock units that are not the Company Special PSU Awards (each, a “Company PSU Award”) that is outstanding immediately prior to the Effective Time and that has satisfied the performance vesting conditions but that has not satisfied the service vesting conditions upon the occurrence of the Effective Time will be cancelled and be converted into the contractual right to receive a payment in an amount in cash, less applicable withholding taxes, from the Surviving Corporation equal to the product obtained by multiplying (A) the Per Share Merger Consideration by (B) the number of shares of Company common stock covered by such Company PSU Award immediately prior to the Effective Time (after determining the number of shares of Company common stock underlying the Company PSU Award that vest based on actual performance through the Effective Time). Except as otherwise provided, the PSU Consideration will be subject to the same terms and conditions applicable to the corresponding Company PSU Award (including time-vesting conditions and any accelerated vesting provisions of any employee benefit plans applicable to such Company PSU Award, but, excluding any performance-based vesting conditions, in accordance with the terms of the Company PSU Award). Any portion of a Company PSU Award that does not get converted in accordance with the foregoing will immediately terminate without consideration at the Effective Time. In connection with the signing of the Merger Agreement, the Company approved an amendment to the terms of the Company PSU Awards whereby the total shareholder return of the comparable index companies will be measured as of Agreement Date (as defined in the Merger Agreement) in lieu of instead being measured as of immediately prior to the Effective Time of the Merger, and all other terms and conditions remain as is. The PSU Consideration will be payable on the first regular payroll date to occur after the fifth business day following the Closing Date.
•Each share of Company common stock that is subject to vesting as of immediately prior to or upon the Effective Time (each, a “Restricted Stock”) that is outstanding immediately prior to the Effective Time will be cancelled and be converted into the contractual right to receive a payment in an amount in cash, less applicable withholding taxes, from the Surviving Corporation equal to the Per Share Merger Consideration, and such consideration will be payable on the same schedule as the corresponding Restricted Stock and be subject to the same terms and conditions applicable to such Restricted Stock immediately prior to the Effective Time (including time-based vesting conditions, forfeiture and any accelerated vesting provisions applicable to such Restricted Stock).
•The Company took the following actions under its 2014 Employee Stock Purchase Plan (the “ESPP”): (i) ensured no new participants will commence participation in the ESPP after July 30, 2023; (ii) ensured no participant will be allowed to increase his or her payroll contribution rate in effect as of July 30, 2023 or make separate non-payroll contributions on or following such date; and (iii) ensured no new offering period or purchase period will commence or be extended pursuant to the ESPP, in each case, after July 30, 2023. If the Effective Time is expected to occur prior to the end of the current purchase period, the Company must provide for an earlier exercise date (including for purposes of determining the purchase price for the current purchase period). Such earlier exercise date will be as close to the Effective Time as is administratively practicable. The ESPP will terminate, in accordance with its terms, no later than immediately prior to and effective as of the Effective Time, but subject to the consummation of the Merger.
The board of directors of the Company (the “Board”), with Lew Cirne (together with certain of his affiliates, the “Rollover Stockholder”) recusing himself, has unanimously approved and declared the Merger Agreement and the transactions contemplated thereby, including the Merger, to be in the best interest of the Company and its stockholders, and resolved to recommend that the stockholders of the Company adopt the Merger Agreement.
Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the transactions contemplated thereby to close in late calendar year 2023.
The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a special stockholder meeting that will be held on November 1, 2023.
Consummation of the Merger is not subject to a financing condition, but is subject to customary closing conditions, including (i) approval of the Company’s stockholders, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other approvals, clearances or expirations of waiting periods under other antitrust laws, (iii) approvals, clearances or expirations of waiting periods under foreign investment screening laws, (iv) absence of any order or injunction prohibiting the consummation of the Merger, (v) subject to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement and (vi) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement that is continuing. The Company and Parent made the filings required under the HSR Act on August 11, 2023 and the applicable waiting period under the HSR Act expired at 11:59 p.m., Eastern time on September 11, 2023. The Company has received all regulatory approvals required for the consummation of the Merger.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its businesses in the ordinary course between the execution and completion of the Merger Agreement, not to engage in certain kinds of transactions during such period (including the payment of dividends), to convene and hold a meeting of its stockholders to consider and vote upon the Merger, to cooperate with Parent in connection with obtaining financing for the transaction, to obtain regulatory consents, and, subject to certain customary exceptions, for its board of directors to recommend that its stockholders approve and adopt the Merger Agreement. The Company has received all regulatory approvals required for the consummation of the Merger. The Merger Agreement also contains customary representations, warranties and covenants of Parent and Merger Sub, including a covenant to use reasonable best efforts to obtain the financing described below. The Merger Agreement contains a 45-day “go-shop” provision that allowed the Company to, among other things, solicit, initiate, propose, induce, encourage or facilitate the making, submission or announcement of, or knowingly encourage, facilitate or assist, any proposal or Inquiry (as defined in the Merger Agreement) that constitutes, could constitute or is reasonably expected to lead to an Acquisition Proposal (as defined in the Merger Agreement). The “go-shop” period expired at 11:59 p.m., Pacific time on September 13, 2023, with the Company not having received any Acquisition Proposals, and the Company has since ceased such activities, and is subject to a customary “no-shop” provision that restricts the Company’s ability to, among other things, solicit Acquisition Proposals from third parties and to provide non-public information to, and engage in discussions or negotiations with, third parties regarding Acquisition Proposals after the go-shop period. The “no-shop” provision also allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide non-public information to any person and its representatives that has made, renewed or delivered a bona fide Acquisition Proposal that either constitutes a Superior Proposal (as defined in the Merger Agreement) or is reasonably likely to lead to a Superior Proposal.
Parent and Merger Sub have secured committed financing, consisting of a combination of equity financing to be provided by investment funds affiliated with FP and TPG on the terms and subject to the conditions set forth in equity commitment letters provided by such funds, Rollover Shares (as defined in the Merger Agreement) from the Rollover Stockholders and debt financing to be provided by certain lenders (collectively, the “Lenders”) on the terms and subject to the conditions set forth in a debt commitment letter. The obligations of the Lenders to provide debt financing under the debt commitment letter are subject to a number of customary conditions.
The Merger Agreement contains certain termination rights for both the Company and Parent. If the Merger Agreement was terminated in connection with the Company entering into an alternative acquisition agreement in respect of a Superior Proposal entered into during the “go-shop” period, the Company would have been required to pay a termination fee of $98 million. The Company did not receive any offer or proposal that constituted, or could reasonably be expected to lead to, an acquisition proposal during the “go-shop” period. Upon termination of the Merger Agreement under specified circumstances, including with respect to the Company’s entry into an agreement with respect to a Superior Proposal other than as described in the preceding two sentences, the Board changing its recommendation, or if the Company breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, the Company will be required to pay Parent a termination fee of $196 million. A termination fee in the amount of $524 million will become payable by Parent in the event it fails to consummate the Merger after all conditions are met, if Parent breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, or if either party terminates the Merger Agreement because the Merger has not been consummated by the Termination Date (described below), and at the time of such termination, the Company was otherwise entitled to terminate the Merger Agreement for either of the above reasons. Investment funds affiliated with FP and TPG have provided limited guarantees with respect to the payment of the termination fee payable by Parent in the event such termination fee becomes payable, as well as certain reimbursement obligations that may be owed by Parent pursuant to the Merger Agreement, subject to the terms and conditions set forth in the Merger Agreement and such limited guarantees. The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement, provided that the Company may only cause Parent to close the transaction if certain conditions are satisfied, including the funding or availability of the debt financing.
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
If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.
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
Summary of Significant Accounting Policies—There have been no material changes to our significant accounting policies as of and for the six months ended September 30, 2023, as compared to the significant accounting policies described in our Annual Report.

2.    Business Combinations
K2 Cyber Security Inc.
On September 14, 2022, the Company acquired all of the equity interests in K2 Cyber Security Inc. (“K2”), a company that provides a differentiated, signatureless approach to vulnerability and hack detection. The aggregate purchase price of $16.6 million consisted of approximately (i) $4.5 million in cash (of which the Company held back approximately $3.3 million for 18 months after the transaction closing date for indemnification purposes, which was accrued as a liability) and (ii) 202,752 shares of the Company’s common stock with an aggregate fair value of approximately $12.1 million, after taking into account the holdback arrangement with the K2 founders, as described below. The fair value of the consideration transferred was determined based on a $59.74 per share price of the Company’s common stock on the closing date of the acquisition.
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
The acquisition was accounted for as a business combination in accordance with ASC 805. The estimated fair value of developed technology acquired of $7.4 million was determined through the use of a third-party valuation firm using cost approach methodology. The direct transaction costs of the acquisition were accounted for separately from the business combination and expenses as incurred. The business combination did not have a material impact on the consolidated financial statements and therefore historical and pro forma disclosures have not been presented.
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

3.     Joint Venture
On July 13, 2018, the Company entered into an agreement with Japan Cloud Computing L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management and operation of New Relic K.K., a Japanese subsidiary of the Company that is focused on the sale of the Company’s products and services in Japan. As of September 30, 2023, the Company owned approximately 60% of the outstanding common stock in New Relic K.K.
All of the common stock held by the Investors may be callable by the Company or puttable by the Investors upon certain contingent events. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of New Relic K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash. As a result of the put right available to the redeemable non-controlling interest holders in the future, the redeemable non-controlling interest in New Relic K.K. is classified outside of permanent equity in the Company’s consolidated balance sheet as of September 30, 2023, and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses, or its estimated redemption value. Accordingly, the Company adjusted the redeemable non-controlling interest by $11.1 million at September 30, 2023.

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below (in thousands):

	Six Months Ended September 30,
	2023	2022
Balance, beginning of period	$23,105	$21,686
Net loss attributable to redeemable non-controlling interest	(23)	(74)
Adjustment to redeemable non-controlling interest	11,135	(2,670)
Balance, end of period	$34,217	$18,942

4.     Fair Value Measurements
The Company reports assets and liabilities recorded at fair value on the Company’s consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2023 and March 31, 2023 based on the three-tier fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2023
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents:
Money market funds	$230,095	$—	$—	$230,095
Short-term investments:
Corporate notes and bonds	—	41,463	—	41,463
U.S. treasury securities	93,230	—	—	93,230
Total short-term investments	93,230	41,463	—	134,693
Restricted cash:
Money market funds	5,816	—	—	5,816
Total assets measured at fair value	$329,141	$41,463	$—	$370,604

	Fair Value Measurements as of March 31, 2023
	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents:
Money market funds	$532,173	$—	$—	$532,173
Short-term investments:
Certificates of deposit	—	5,961	—	5,961
Commercial paper	—	2,990	—	2,990
Corporate notes and bonds	—	65,378	—	65,378
U.S. treasury securities	179,756	—	—	179,756
Total short-term investments	179,756	74,329	—	254,085
Restricted cash:
Money market funds	5,795	—	—	5,795
Total assets measured at fair value	$717,724	$74,329	$—	$792,053
There were no transfers between fair value measurement levels during the six months ended September 30, 2023 and 2022.

The following table presents the Company’s available-for-sale securities as of September 30, 2023 (in thousands):

	Available-for-sale Investments as of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Corporate notes and bonds	$42,692	$—	$(1,229)	$41,463
U.S. treasury securities	95,439	—	(2,209)	93,230
Total available-for-sale investments	$138,131	$—	$(3,438)	$134,693
The following table presents the Company’s available-for-sale securities as of March 31, 2023 (in thousands):

	Available-for-sale Investments as of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,000	$—	$(39)	$5,961
Commercial paper	2,994	—	(4)	2,990
Corporate notes and bonds	67,571	—	(2,193)	65,378
U.S. treasury securities	183,244	—	(3,488)	179,756
Total available-for-sale investments	$259,809	$—	$(5,724)	$254,085
The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors where the Company neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security, and other relevant credit-related factors in determining whether or not a credit loss exists. During the six months ended September 30, 2023 and the twelve months ended March 31, 2023, the Company did not recognize an allowance for credit-related losses on any of its investments.
As of September 30, 2023 and March 31, 2023, securities that were in an unrealized loss position for more than 12 months were $3.4 million and $4.6 million, respectively. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. The unrealized losses on these investments are not considered an other-than-temporary impairment, because the decline in fair value is not attributable to credit quality and because the Company does not intend, and it is not likely that it will be required, to sell these securities before recovery of their amortized cost basis. As a result, the Company did not consider any of its available-for-sale securities to be impaired as of September 30, 2023 and March 31, 2023.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities as of September 30, 2023 and March 31, 2023 (in thousands):

	September 30, 2023	March 31, 2023
Due within one year	$98,723	$165,143
Due after one year and within three years	35,970	88,942
Total	$134,693	$254,085
For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
Convertible Senior Notes
The Company’s 0.50% convertible senior notes due 2023 (the “Notes”) matured and were repaid in cash on May 1, 2023. No amount remains outstanding on the Notes as of September 30, 2023. As of March 31, 2023, the fair value of the Notes were $449.4 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy.

5.    Revenue
Disaggregation of Revenue
The following table presents revenue by category (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30, 2023
	2023	2022	2023	2022
Subscription	$19,409	$59,555	$48,129	$122,635
Consumption	223,348	167,357	437,256	320,736
Total revenue	$242,757	$226,912	$485,385	$443,371
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
United States	$149,461	$147,713	$300,632	$291,173
Europe, the Middle East, and Africa (“EMEA”)	45,130	38,296	89,130	73,012
Asia Pacific and Japan (“APAC”)	29,711	24,528	58,608	47,654
Other	18,455	16,375	37,015	31,532
Total revenue	$242,757	$226,912	$485,385	$443,371
Deferred Revenue and Performance Obligations
Deferred revenue consists of billings or payments received in advance of revenue being recognized. The Company recognized $157.3 million and $175.0 million of revenue for the three months ended September 30, 2023 and 2022, respectively, from the deferred balances as of June 30, 2023 and 2022, respectively. The Company recognized $281.6 million and $313.8 million of revenue for the six months ended September 30, 2023 and 2022, respectively, from the deferred balances as of March 31, 2023 and 2022, respectively. For the three and six months ended September 30, 2023, the Company recognized $1.4 million and $2.1 million, respectively, in revenue from performance obligations satisfied in prior periods. For the three and six months ended September 30, 2022, the Company recognized $7.9 million and $9.8 million, respectively, in revenue from performance obligations satisfied in prior periods.
The aggregate unrecognized transaction price of the Company’s remaining performance obligations as of September 30, 2023 was $718.1 million. The Company expects approximately 70% to be recognized as revenue in the 12 months following September 30, 2023, 91% of the balance as revenue in the 24 months following September 30, 2023, and the remainder thereafter based on historical customer consumption patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.

6.     Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Computers, software, and equipment	$13,063	$13,301
Site operation equipment	31,058	52,672
Furniture and fixtures	2,589	2,589
Leasehold improvements	21,885	21,877
Capitalized software development costs	97,477	90,075
Total property and equipment	166,072	180,514
Less: accumulated depreciation and amortization	(119,302)	(132,005)
Total property and equipment, net	$46,770	$48,509
Depreciation and amortization expense related to property and equipment was $4.6 million and $7.3 million for the three months ended September 30, 2023 and 2022, respectively, and $9.4 million and $15.2 million for the six months ended September 30, 2023 and 2022, respectively.

7.    0.5% Convertible Senior Notes and Capped Call
In May 2018, the Company issued $500.25 million in aggregate principal amount of the Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes were the Company’s senior unsecured obligations and bore interest at a fixed rate of 0.5% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. Each $1,000 principal amount of the Notes was initially convertible into 9.0244 shares of the Company’s common stock, which was equivalent to an initial conversion price of approximately $110.81 per share. The Notes matured and were repaid in cash on May 1, 2023.
The net carrying amount of the Notes was as follows (in thousands):

	September 30, 2023	March 31, 2023
Principal	$—	$500,250
Unamortized issuance costs	—	(206)
Net carrying amount	$—	$500,044
For the six months ended September 30, 2023 and 2022, the effective interest rate for the Notes was 0.98%. Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Amortization of issuance costs	$—	$595	206	1,188
Contractual interest expense	—	623	215	1,247
Total interest expense	$—	$1,218	$421	$2,435
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

8.    Commitments and Contingencies
Purchase Commitments—As of September 30, 2023 and March 31, 2023, the Company had purchase commitments of $463.8 million and $518.3 million, respectively, primarily related to data center, cloud and hosting services.

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

401(k) Plan—The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. The Company is responsible for the administrative costs of the 401(k) plan and beginning on January 1, 2021, the Company has been making matching contributions to the 401(k) plan, up to a certain limit. Contributions to the 401(k) plan are discretionary. For the three months ended September 30, 2023 and 2022, the Company incurred expense of $2.5 million and $1.5 million, respectively, for matching contributions. For the six months ended September 30, 2023 and 2022, the Company incurred expense of $5.2 million and $3.9 million, respectively, for matching contributions.

9.    Common Stock and Stockholders’ Equity
The following table summarizes the Company’s stock option, restricted stock unit (“RSU”), and performance-based restricted stock unit (“PSU”) award activities for the six months ended September 30, 2023 (in thousands, except exercise price, contractual term and fair value information):

	Options Outstanding				RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - April 1, 2023	1,126	$64.43	5.2	$19,983	3,747	$60.46	2.2	$282,148	1,449	$49.43	1.8	$109,125
Granted	—	—			1,618	79.05			233	90.28
Exercised/vested	(284)	37.56		10,939	(911)	61.80			(219)	83.71
Canceled/forfeited	(88)	93.67			(597)	63.32			(25)	82.89
Outstanding - September 30, 2023	754	$71.14	5.5	$14,443	3,857	$67.50	2.2	$330,173	1,438	$50.24	1.5	$123,106
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
Employee Stock Purchase Plan— Offering periods under the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) are generally six months long and begin on February 15 and August 15 of each year. For the six months ended September 30, 2023, 83,963 shares of common stock were purchased under the ESPP at an average price of $66.12. For the six months ended September 30, 2022, 102,750 shares of common stock were purchased under the ESPP at an average price of $59.00. The intrinsic value of shares purchased during the six months ended September 30, 2023 and 2022 was $1.5 million and $1.1 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. Stock-based compensation expense recognized related to the ESPP was $0.5 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $2.8 million for the six months ended September 30, 2023 and 2022, respectively.
The last scheduled purchase under the Company’s 2014 ESPP occurred on August 14, 2023. Pursuant to the terms of the Merger Agreement, no further offering periods or purchase periods will commence under the ESPP on or after July 30, 2023 (the date of the Merger Agreement).
Stock-Based Compensation Expense—Total stock-based compensation expense included in cost of revenue, research and development, sales and marketing, and general and administrative expenses for the three and six months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,215	$1,533	$2,416	$2,877
Research and development (1)	15,913	14,442	37,178	27,728
Sales and marketing	12,292	12,874	24,220	23,457
General and administrative	14,737	11,003	26,780	20,672
Total stock-based compensation expense	$44,157	$39,852	$90,594	$74,734
(1) These expenses include $0.0 million and $4.6 million of accelerated vesting for the three months and six months ended September 30, 2023 resulting from the restructuring activities discussed in Note 12 below.
As of September 30, 2023, unrecognized stock-based compensation cost related to outstanding unvested stock options was $1.0 million, which is expected to be recognized over a weighted-average period of approximately 0.5 years. As of September 30, 2023, unrecognized stock-based compensation cost related to outstanding unvested RSUs was $252.3 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of September 30, 2023, unrecognized stock-based compensation cost related to PSUs was $43.6 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

10.    Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are indefinitely reinvested.
The Company recorded income tax expense of $0.1 million and income tax benefit of $0.4 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded income tax expense of $2.9 million and income tax benefit of $0.1 million for the six months ended September 30, 2023 and 2022, respectively. The income tax expense for the three and six months ended September 30, 2023 is primarily related to foreign and U.S. state taxes. The income tax benefit for the three and six months ended September 30, 2022 is primarily related to a one-time tax benefit recorded for the release of valuation allowance on foreign R&D credits, partially offset by foreign and U.S. state taxes.
Based on the available evidence during the three and six months ended September 30, 2023, the Company believes it is not more-likely-than-not to realize tax benefits of U.S. and Japan losses incurred during the three and six months ended September 30, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the U.S. and Japan losses, foreign tax rate differences, and state income taxes.

11.    Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including issuances of common stock upon exercise of stock options, purchases of shares under the Employee Stock Purchase Plan, and the vesting of restricted stock units and performance stock units. As the Company had net losses for each of the three and six months ended September 30, 2023 and 2022, all potential common shares were determined to be anti-dilutive, resulting in basic and diluted net loss per share being equal.
The following table sets forth the computation of net loss per share, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to New Relic	$(23,752)	$(46,775)	$(61,183)	$(97,014)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	70,484	67,207	70,018	66,816
Net loss attributable to New Relic per share—basic and diluted	$(0.34)	$(0.70)	$(0.87)	$(1.45)
The following outstanding options, unvested RSUs, unvested PSUs, and ESPP shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2023	2022
Options to purchase common stock	754	1,321
RSUs	3,857	4,219
PSUs	1,438	427
ESPP shares	—	55
Total	6,049	6,022

12.    Restructuring
In the first fiscal quarter of 2024, the Company initiated a restructuring plan focused on realigning resources with the Company’s business needs in driving the growth of its consumption business, completion of its transition to a consumption business model, and improving business efficiency. The restructuring plan primarily consisted of a reduction of global workforce. During the three months ended September 30, 2023, the Company incurred restructuring costs of $1.5 million, primarily related to termination benefits. During the six months ended September 30, 2023, the Company incurred restructuring costs of $23.2 million, including $19.8 million related to employee wages and termination benefits, and $3.4 million in lease exit costs.
In March 2023, the Company implemented a restructuring plan (the “March 2023 restructuring”) to reduce the Company’s global real estate footprint in line with its Flex First philosophy. As a result of the March 2023 restructuring, the Company accrued $17.9 million in lease liabilities and $7.1 million in restructuring reserves for other lease exit costs as of March 31, 2023.
In August 2022, a restructuring plan was implemented to realign the Company’s cost structure with its business needs to refocus on top priorities. In connection with the August 2022 plan, the Company recorded restructuring costs of $7.2 million during the three and six months ended September 30, 2022, primarily related to employee wages and termination benefits.

The following table shows the Company’s restructuring charges for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023			2022
	Severance and other employee costs	Lease exit costs and accelerated depreciation	Total	Severance and other employee costs	Asset impairment	Total
Cost of Revenue	$37	$9	$46	$404	$3	$407
Research and Development	500	16	516	1,414	21	1,435
Sales and Marketing	692	34	726	3,725	33	3,758
General and administrative	172	33	205	1,592	18	1,610
Total	$1,401	$92	$1,493	$7,135	$75	$7,210
The following table shows the Company’s restructuring charges for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended September 30,
	2023			2022
	Severance and other employee costs	Lease exit costs and accelerated depreciation	Total	Severance and other employee costs	Asset impairment	Total
Cost of Revenue	$460	$646	$1,106	$404	$3	$407
Research and Development	9,209	128	9,337	1,414	21	1,435
Sales and Marketing	7,904	607	8,511	3,725	33	3,758
General and administrative	2,226	1,970	4,196	1,592	18	1,610
Total	$19,799	$3,351	$23,150	$7,135	$75	$7,210
Restructuring accrual
The following tables shows the activity in our restructuring accrual for the six months ended September 30, 2023 (in thousands):

Total
Accrued balance as of March 31, 2023	$7,067
Restructuring expenses related to severance (1)	15,209
Restructuring expenses related to other lease exit costs (2)	2,241
Payments of severance and other lease exit costs	(15,709)
Accrued balance as of September 30, 2023	$8,808
Included in other current liabilities	$2,306
Included in other liabilities, non-current	$6,502
(1) These expenses exclude $4.6 million of accelerated vesting related to the restructuring plan approved in the first fiscal quarter of 2024.
(2) These expenses exclude the $1.9 million non-cash write-off of lease right of use assets and leasehold improvements, as well as a $0.7 million gain from the assignment of a lease related to the restructuring plan approved in March 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), certain non-GAAP financial measures are included in the section titled “Non-GAAP Financial Measures.” These non-GAAP financial measures are not meant to be considered in isolation from or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our unaudited condensed consolidated financial statements prepared in accordance with GAAP. Our presentation of these non-GAAP financial measures may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the GAAP-to-non-GAAP reconciliations included in the section titled “Non-GAAP Financial Measures” to more fully understand our business.
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
While most observability software is targeted toward a small subset of developers that focus on the “operate” phase, we believe that telemetry data is also critical to the rest of the software lifecycle, including the planning, building, and deployment phases. The New Relic platform differentiates itself by targeting the broader software development productivity market, helping them realize the value of largely dormant telemetry data that is wasted if not cultivated and analyzed in context. Our all-in-one observability platform helps remove the silos that plague organizations, empowering them to better understand their entire digital infrastructures in order to improve speed of innovation, operational excellence, system reliability, and cost management.
We host our applications and serve all our customers through a combination of cloud service providers and to a lesser extent our data centers whose infrastructure is managed by third parties. We continue to build out services and functionality in the public cloud with a goal to migrate our entire platform to the public cloud by the end of fiscal year 2024. As of September 30, 2023, we have migrated the majority of our platform and 100% of our customer data ingest to the public cloud. We expect this migration to reduce our cost of revenue due to the reduction in hosting-related costs. Additionally, this strategy provides us flexibility to service customers in new and emerging regions and scale our deployment capabilities. We maintain a formal and comprehensive security program designed to ensure the security and integrity of our data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. Our technology uses multi-tenant architecture, enabling all our customers to share the same version of our products and platform capabilities while securely partitioning their data.
Historically, our platform was sold on a subscription-based model. Since fiscal year 2021, we have been focused on shifting to a consumption-based model, and our revenues are now largely derived from consumption-based plans. We primarily sell our platform on a consumption-based model that directly relates the value our customers receive from our platform to what they pay for it in a manner that is highly intuitive and predictable for them. Customers on this pricing model pay for data ingest and provisioned users. For the six months ended September 30, 2023, 61% of our consumption-based revenues were derived from fees paid for data ingest and 39% were derived from fees paid for provisioned users. We engage with prospects and customers directly through our in-house sales teams and on our website, as well as indirectly through channel partners. Approximately 32% of our customers are on commitment contracts where they commit to an amount of spend over their contracted period in exchange for a discount on their usage pricing, and approximately 68% of our customers are on “Pay as

You Go” contracts where they are charged for usage in arrears. Customers on committed contracts represent more than 92% of our total second quarter revenue. Our contracts are typically annual or multi-year in term length and are either billed upfront or in arrears. Our average contract term length is one year. Usage in excess of the commitment is generally invoiced in arrears. Some customers still contract under subscription-based plans. We expect to phase out most subscription-based plans as contract periods end and those contracts renew onto one of our consumption-based plans.
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
Our revenue for the three months ended September 30, 2023 and 2022 was $242.8 million and $226.9 million, respectively, representing year-over-year growth of 7%. For the six months ended September 30, 2023 and 2022, our revenue was $485.4 million and $443.4 million, respectively, representing year-over-year growth of 9%. Our gross margin for the three months ended September 30, 2023 and 2022 was 78% and 71%, respectively. For the six months ended September 30, 2023 and 2022, our gross margin was 78% and 71%, respectively, primarily driven by the transition of our platform from local data centers to public cloud hosting providers. We continue to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses attributable to New Relic of $23.8 million and $46.8 million for the three months ended September 30, 2023 and 2022, respectively, and $61.2 million and $97.0 million for the six months ended September 30, 2023 and 2022, respectively. Our accumulated deficit as of September 30, 2023 was $1,024.7 million.
Internationally, we currently offer our products in Europe, the Middle East, and Africa, (“EMEA”); Asia-Pacific, (“APAC”); and other non-U.S. locations, as determined based on the billing address of our customers, and our revenue from those regions constituted 18%, 12%, and 8%, respectively, of our revenue for the three months ended September 30, 2023, and 17%, 11%, and 7%, respectively, of our revenue for the three months ended September 30, 2022. Our revenue from those regions constituted 18%, 12%, and 8%, respectively, of our revenue for the six months ended September 30, 2023, and 16%, 11%, and 7%, respectively, of our revenue for the six months ended September 30, 2022. We believe there is an opportunity to increase our international revenue overall and as a proportion of our total revenue. As a result, we are increasingly investing in our international operations and intend to further expand our footprint in international markets. We plan to leverage commercial partnerships to expand our international footprint and believe commercial partnerships will be a highly effective way to accelerate international market penetration and lower new customer acquisition costs than had we pursued international expansion without these partnerships.
Our employee headcount decreased to 2,383 employees as of September 30, 2023 from 2,426 as of September 30, 2022. The decrease in employee headcount was primarily due to the restructuring plans designed to align the Company’s resources with its consumption business model. In connection with the restructuring, we plan to hire in targeted areas of the organization to address opportunities for consumption business growth going forward.
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
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of our common stock (subject to certain exceptions, including shares as to which statutory rights of appraisal have been properly and validly exercised), will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $87.00 per share, without interest thereon, subject to any required withholding of taxes. The transaction is expected to close in late calendar year 2023, subject to customary closing conditions, including approval by our stockholders. Upon closing of the transaction, our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934. For more information, see Note 1 — Description of Business and Summary of Significant Accounting Policies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on July 31, 2023.

Impact of the Current Economic Conditions and Macroeconomic Events
Our results of operations, including future revenue growth, will continue to be materially impacted by unfavorable market conditions in the United States and abroad that historically have reduced or disrupted the timing of business investments and spending on information technology. These unfavorable conditions and events currently include the lingering uncertainty of COVID-19 and the slowdown in economic activity caused by supply chain disruption, increasing inflation and interest rates, labor shortages, the conflict in Israel, and Russia’s invasion of Ukraine. At this point, the extent of any continuing impact to our financial condition or results of operations, including cash flows, is uncertain, particularly as these current economic conditions continue to persist for an extended period of time. While there is some recent volatility in multiple major foreign currencies against the U.S. dollar, the impact of exchange rates on our operating results is not projected to be material. Other factors affecting our performance are discussed below, although we caution you that the current economic conditions and macroeconomic events may also further impact these factors.
We have committed to reducing our global real estate footprint as part of our Flex First philosophy that enables employees to operate in a flexible work environment. In March 2023, we approved a restructuring plan, consisting primarily of real estate lease termination and other associated costs. In the first fiscal quarter of 2024, we announced the adoption of a new restructuring plan focused on realigning resources with our business needs in driving the growth of our consumption business. As a result of this and previously announced restructuring plans, we incurred charges of approximately $1.5 million and $7.2 million during the three months ended September 30, 2023 and 2022, respectively, and $23.2 million and $7.2 million during the six months ended September 30, 2023 and 2022, respectively, which are described in further detail in the Notes to Condensed Consolidated Financial Statements.
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
Pricing Strategy. Since introducing our consumption-based model in fiscal year 2021, our customers have responded favorably. With our consumption-based model, our customers are charged based on actual usage, and we price all telemetry sources at the same rate without overage penalties. This removes barriers to adoption as it easily allows our customers to plan usage and forecast spend. We also offer varying commitment plans to best meet the needs of our customers, irrespective of size and maturity. As the power of our platform continues to grow and we help our customers solve their problems, we believe our customers will increase the number of users and the amount of data ingested into our platform. As such, we believe that our shift from a subscription-based pricing plan to a consumption-based pricing plan will better meet the needs of our customers and increase our ability to attract and convert free users into new paying customers. For the three and six months ended September 30, 2023, approximately 92% and 90%, respectively, of our revenues pertained to consumption-based pricing plans.
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
Cloud Optimization and Other Efficiency Initiatives. We have identified and are in the process of implementing several key initiatives for expanding our operating margin. For example, we have been optimizing our infrastructure by migrating from our own data centers to a significantly more efficient public cloud model to better match our growing demand and our operating costs. We have also begun leveraging the strengths of multiple cloud providers to gain efficiencies for our platform and our cost structure. As of September 30, 2023, we have migrated the majority of our platform to the public cloud, and we expect to complete this migration by the end of fiscal year 2024. Additionally, as we have continued to develop and expand our consumption-based model, we have gained critical insights into the varying components of the cost of the data, which has enabled us to better align our pricing and drive gross margins. Our ability to effectively identify and implement these efficiency initiatives will significantly impact our future operating expenses and gross margin.
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
For the three-month period ended September 30, 2023, we had 16,000 Active Customer Accounts, which is up 700 from 15,300 Active Customer Accounts for the three-month period ended September 30, 2022 and is up 100 sequentially from 15,900 Active Customer Accounts for the three-month period ended June 30, 2023.
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
For the three-month period ended September 30, 2023, we had 1,255 Active Customer Accounts with trailing 12-month revenue greater than $100,000, which was a 7% increase compared to 1,171 for the three-month period ended September 30, 2022 and a 1% increase compared to 1,241 for the three-month period ended June 30, 2023.
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
The percentage of our total revenue from Active Customer Accounts with trailing 12-month revenue greater than $100,000 was 84% for the three-month period ended September 30, 2023, compared to 83% for the three-month period ended September 30, 2022 and 85% for the three-month period ended June 30, 2023.
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
Our NRR decreased year-over-year to 114% for the period ended September 30, 2023, compared to 119% for the period ended September 30, 2022 and decreased quarter-over-quarter from 116% for the period ended June 30, 2023.
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
We have and may continue to experience volatility from our remaining performance obligations and deferred revenue as a result of our shift to a consumption-based model. We had remaining performance obligations of $718.1 million as of September 30, 2023, consisting of both billed and unbilled consideration. Deferred revenue consists of billings or payments received in advance of revenue being recognized, and can fluctuate with changes in billing frequency and other factors. As a result of these factors, as well as the mix of consumption-based and subscription-based plans and billing frequencies, we do not believe that changes in our remaining performance obligations and deferred revenue in a given period are directly correlated with our revenue growth in that period.
Our remaining performance obligations were $718.1 million as of September 30, 2023, of which we expect approximately 70% and 91% to be recognized as revenue in the 12 months and 24 months, respectively, following September 30, 2023 based on historical customer consumption patterns. However, the amount and timing of revenue recognized from our remaining performance obligations are generally dependent upon customers’ future consumption, which is inherently variable and can extend beyond the original contract term in cases where customers are permitted to roll over unused capacity to future periods, generally on the purchase of additional capacity at renewal.
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
Gross Profit and Margin
Gross profit is equal to revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been, and will continue to be, affected by a number of factors, including the timing and extent of our investments in our hosting-related costs, operations and global customer support personnel, and the amortization of capitalized software. As we have largely transitioned our platform to the public cloud, gross margin has increased during the three and six months ended September 30, 2023. We expect additional efficiency in our cloud usage and for gross margin to continue increasing as we continue to close legacy data centers and scale our public cloud usage to reduce costs.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Revenue	$242,757	$226,912	$485,385	$443,371
Cost of revenue (1)	52,709	64,783	107,149	128,676
Gross profit	190,048	162,129	378,236	314,695
Operating expenses:
Research and development (1)	69,411	68,730	149,721	133,499
Sales and marketing (1)	84,096	96,203	178,115	200,623
General and administrative (1)	57,020	42,483	103,869	81,513
Total operating expenses	210,527	207,416	431,705	415,635
Loss from operations	(20,479)	(45,287)	(53,469)	(100,940)
Other income (expense):
Interest income	3,896	2,425	8,489	3,535
Interest expense	(15)	(1,233)	(444)	(2,465)
Other income (expense), net	(75)	207	(1,741)	(2)
Loss before income taxes	(16,673)	(43,888)	(47,165)	(99,872)
Income tax provision (benefit)	76	(381)	2,906	(114)
Net loss	$(16,749)	$(43,507)	$(50,071)	$(99,758)
Net loss and adjustment attributable to redeemable non-controlling interest	(7,003)	(3,268)	(11,112)	2,744
Net loss attributable to New Relic	$(23,752)	$(46,775)	$(61,183)	$(97,014)
Net loss attributable to New Relic per share, basic and diluted	$(0.34)	$(0.70)	$(0.87)	$(1.45)
Weighted-average shares used to compute net loss per share, basic and diluted	70,484	67,207	70,018	66,816
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$1,215	$1,533	$2,416	$2,877
Research and development (1)	15,913	14,442	37,178	27,728
Sales and marketing	12,292	12,874	24,220	23,457
General and administrative	14,737	11,003	26,780	20,672
Total stock-based compensation expense	$44,157	$39,852	$90,594	$74,734

(1) These expenses include $0.0 million and $4.6 million of accelerated vesting for the three months and six months ended September 30, 2023 related to the restructuring plan approved in the first fiscal quarter of 2024.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (1)	22	29	22	29
Gross profit	78	71	78	71
Operating expenses:
Research and development (1)	29	30	31	31
Sales and marketing (1)	35	42	38	45
General and administrative (1)	23	19	21	18
Total operating expenses	87	91	90	94
Loss from operations	(9)	(20)	(12)	(23)
Other income (expense):
Interest income	2	1	2	1
Interest expense	—	(1)	—	(1)
Other income (expense), net	—	—	—	—
Loss before income taxes	(7)	(20)	(10)	(23)
Income tax provision (benefit)	—	—	1	—
Net loss	(7)%	(20)%	(11)%	(23)%
Net loss and adjustment attributable to redeemable non-controlling interest	(3)	(1)	(2)	1
Net loss attributable to New Relic	(10)%	(21)%	(13)%	(22)%
 (1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

	(as a percentage of revenue)
Cost of revenue	1%	1%	—%	1%
Research and development	7	6	8	6
Sales and marketing	4	6	5	5
General and administrative	6	5	6	5
Total stock-based compensation expense	18%	18%	19%	17%
Revenue
Revenue by category

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
Subscription	$19,409	$59,555	$(40,146)	(67)%	$48,129	$122,635	$(74,506)	(61)%
Consumption	223,348	167,357	55,991	33	437,256	320,736	116,520	36
Total revenue	$242,757	$226,912	$15,845	7%	$485,385	$443,371	$42,014	9%
Subscription revenue decreased, while consumption revenue increased for the three and six months ended September 30, 2023 compared to the same periods in 2022. The increase in consumption over subscription revenue aligns with the Company’s transition to a consumption-based model.

Revenue by geographic areas

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
United States	$149,461	$147,713	$1,748	1%	$300,632	$291,173	$9,459	3%
Europe, the Middle East, and Africa (“EMEA”)	45,130	38,296	6,834	18	89,130	73,012	16,118	22
Asia Pacific and Japan (“APAC”)	29,711	24,528	5,183	21	58,608	47,654	10,954	23
Other	18,455	16,375	2,080	13	37,015	31,532	5,483	17
Total revenue	$242,757	$226,912	$15,845	7%	$485,385	$443,371	$42,014	9%
Our revenue from the United States increased $1.7 million, or 1%, our revenue from EMEA increased $6.8 million, or 18%, our revenue from APAC increased $5.2 million, or 21%, and our revenue from other regions increased $2.1 million, or 13% in the three months ended September 30, 2023, compared to the same period of 2022, primarily as a result of growth in our customer base and increase in consumption.
Our revenue from the United States increased $9.5 million, or 3%, our revenue from EMEA increased $16.1 million, or 22%, our revenue from APAC increased $11.0 million, or 23%, and our revenue from other regions increased $5.5 million, or 17% in the six months ended September 30, 2023, compared to the same period of 2022, primarily as a result of growth in our customer base and increase in consumption.
Cost of Revenue

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue	$52,709	$64,783	$(12,074)	(19)%	$107,149	$128,676	$(21,527)	(17)%
Cost of revenue decreased for the three and six months ended September 30, 2023 compared to the same periods in 2022. The decreases were primarily due to decreases in hosting-related costs of $5.6 million and $12.1 million, and decreases in depreciation expense of $4.3 million and $7.1 million, for the three and six months ended September 30, 2023, respectively, as the Company transitions out of legacy data centers into public cloud hosting and continues to improve efficiencies.
Gross Profit and Margin

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
Gross profit	$190,048	$162,129	$27,919	17%	$378,236	$314,695	$63,541	20%
Gross margin %	78%	71%			78%	71%
Gross profit increased $27.9 million and $63.5 million in the three and six months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases are primarily attributable to an increase in our revenues driven by growth in our customer base and increase in customer consumption, and a reduction in our cost of revenue driven by scaling our business via transition into public cloud hosting providers.

Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$69,411	$68,730	$681	1%	$149,721	$133,499	$16,222	12%
Research and development expenses increased in the three and six months ended September 30, 2023 compared to the same periods in 2022, primarily due to increased personnel-related costs, which grew $3.7 million for the three months ended September 30, 2023 compared to the same period in 2022, and grew $21.0 million for the six months ended September 30, 2023 compared to the same period in 2022. Headcount growth contributed to the increase in personnel-related costs for the three and six months ended September 30, 2023. The increase in personnel-related costs for the six months ended September 30, 2023 was also attributable to certain one-time charges related to the restructuring plans designed to align the Company’s resources with its consumption business model. The increases were partially offset by decreases of $2.1 million and $2.6 million in the three and six months ended September 30, 2023, respectively, in facilities and depreciation expenses, driven by the initiatives to improve business efficiency.
Sales and Marketing

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$84,096	$96,203	$(12,107)	(13)%	$178,115	$200,623	$(22,508)	(11)%
Sales and marketing expenses decreased in the three and six months ended September 30, 2023 compared to the same periods in 2022, primarily due to decreases of $9.3 million and $13.4 million in personnel costs for the three and six months ended September 30, 2023, respectively. The decrease in personnel costs were largely driven by decreases in commission expenses of $7.3 million and $15.9 million during the three and six months ended September 30, 2023, respectively, due to a revision of our go-to-market compensation strategy that resulted in increased commission capitalization. The decrease in personnel costs during the six months ended September 30, 2023 was partially offset by a one-time charge of $4.2 million related to the restructuring plans designed to align the Company’s resources with its consumption business model. Additionally, travel and marketing programs decreased by $1.6 million and $7.8 million during the three and six months ended September 30, 2023, respectively, driven by our initiatives to improve business efficiency.
General and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$57,020	$42,483	$14,537	34%	$103,869	$81,513	$22,356	27%
General and administrative expenses increased in the three and six months ended September 30, 2023 compared to the same periods in 2022, primarily attributable to an increase in transaction costs related to the pending merger of $16.7 million and $19.3 million for the three and six months ended September 30, 2023, respectively, compared to the same periods in 2022. Personnel expenses increased $1.8 million and $7.2 million during the three and six months ended September 30, 2023, respectively, compared to the same periods in 2022. Personnel expenses increased primarily due to higher stock-based compensation during the three and six months ended September 30, 2023. The increase in personnel expenses for the six months ended September 30, 2023 was also attributable to certain one-time charges related to the restructuring plans designed to align the Company’s resources with its consumption business model. These increases were offset by a $4.0 million and $2.2 million decrease in other professional service fees in the three and six months ended September 30, 2023, respectively.

Other Income

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
Other income	$3,806	$1,399	$2,407	172%	$6,304	$1,068	$5,236	490%
The increases in other income for the three and six months ended September 30, 2023 compared to the same periods in 2022 were largely due to increased interest income of $1.5 million and $5.0 million, respectively, as a result of the current interest rate environment.
Provision for (Benefit from) Income Tax

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
Loss before income taxes	$(16,673)	$(43,888)	$27,215	62%	$(47,165)	$(99,872)	$52,707	53%
Effective tax rate	(0.46)%	0.87%			(6.16)%	0.11%
Income tax provision (benefit)	$76	$(381)	$457	NM	$2,906	$(114)	$3,020	NM
NM indicates not meaningful.
We recognized an income tax expense of $0.1 million for the three months ended September 30, 2023 as compared to an income tax benefit of $0.4 million for the same period of 2022. The increase was mostly related to a one-time benefit recorded during the same period of 2022 to release the valuation allowance on foreign R&D credits.
We recognized an income tax expense of $2.9 million for the six months ended September 30, 2023 as compared to an income tax benefit of $0.1 million for the same period of 2022. The increase was mostly related to an increase in foreign earnings.
Net Loss and Adjustment Attributable to Redeemable Non-controlling Interest

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(dollars in thousands)
Net loss and adjustment attributable to redeemable non-controlling interest	$(7,003)	$(3,268)	$(3,735)	114%	$(11,112)	$2,744	$(13,856)	NM
NM indicates not meaningful.
Net loss and adjustment attributable to redeemable non-controlling interest decreased by $3.7 million and $13.9 million in the three and six months ended September 30, 2023, respectively, compared to the same period of 2022. The decrease was related to the redeemable non-controlling interest’s associated loss and adjustment to estimated redemption value of our joint venture in New Relic K.K.

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
Non-GAAP Gross Margin, Non-GAAP Income (Loss) From Operations, and Non-GAAP Net Income (Loss)
To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss). We define non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss) as the respective GAAP balance, adjusted for, as applicable: (1) stock-based compensation-related expenses, (2) the amortization of purchased intangibles, (3) the amortization of debt discount and issuance costs, (4) transaction costs related to acquisitions, (5) expenses related to litigation and other transaction-related expenses, (6) restructuring charges, and (7) non-GAAP tax adjustment. We use non-GAAP financial measures, including non-GAAP gross margin, non-GAAP income (loss) from operations and non-GAAP net income (loss), internally to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. In addition, our bonus opportunity for eligible employees and executives is based in part on non-GAAP income (loss) from operations.
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

Expenses related to litigation and other transaction-related expenses. We may from time to time incur charges or benefits related to litigation or transactions that are outside of the ordinary course of our business. In connection with the Merger Agreement entered into on July 30, 2023, we incurred transaction expenses of $16.7 million and $19.3 million in the three and six months ended September 30, 2023, respectively. We believe it is useful to exclude such charges or benefits because we do not consider such amounts to be part of the ongoing operation of our business and because of the singular nature of the claims underlying the matter.
Restructuring charges. In August 2022, we commenced a restructuring plan to realign our cost structure with our business needs as we moved to focus our resources on top priorities, and in March 2023, we approved a new restructuring plan in connection with the reduction of our global real estate footprint in line with our Flex First philosophy. In the first fiscal quarter of 2024, the Company announced the adoption of a new restructuring plan focused on realigning resources with the Company’s business needs in driving the growth of its consumption business. As a result of this and previously announced restructuring plans, we incurred charges of approximately $1.5 million and $23.2 million consisting of termination benefits and lease exit costs for the three and six months ended September 30, 2023, respectively. We believe it is appropriate to exclude the restructuring charges because they are not indicative of our future operating results.
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

The following tables present our non-GAAP gross margin, non-GAAP income (loss) from operations and our non-GAAP net income (loss) and reconcile our GAAP gross margin to non-GAAP gross margin, GAAP loss from operations to non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
GAAP loss from operations	$(20,479)	$(45,287)	$(53,469)	$(100,940)
Plus: Stock-based compensation-related expenses	45,799	41,460	89,519	77,839
Plus: Amortization of purchased intangibles	1,475	2,292	2,950	4,583
Plus: Transaction costs related to acquisitions	—	929	—	929
Plus: Expenses related to litigation and other transaction-related expenses	16,885	262	19,458	88
Plus: Restructuring charges	1,493	7,210	23,150	7,210
Non-GAAP income (loss) from operations	$45,173	$6,866	$81,608	$(10,291)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
GAAP net loss	$(16,749)	$(43,507)	$(50,071)	$(99,758)
Plus: Stock-based compensation-related expenses	45,799	41,460	89,519	77,839
Plus: Amortization of purchased intangibles	1,475	2,292	2,950	4,583
Plus: Transaction costs related to acquisitions	—	929	—	929
Plus: Expenses related to litigation and other transaction-related expenses	16,885	262	19,458	88
Plus: Amortization of debt discount and issuance costs	—	594	206	1,187
Plus: Restructuring charges	1,493	7,210	23,150	7,210
Less: Non-GAAP tax adjustment	(11,661)	—	(17,545)	—
Non-GAAP net income (loss)	$37,242	$9,240	$67,667	$(7,922)
Non-GAAP income (loss) from operations and non-GAAP net income (loss) for the periods presented reflects the same trends discussed above in “Results of Operations.” Although we have generated non-GAAP income from operations and non-GAAP net income in the three months ended September 30, 2023, and although we expect that these numbers will improve over time with increased efficiencies, we have generated non-GAAP loss from operations and non-GAAP net loss in prior recent periods.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Six Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$46,184	$5,563
Capital expenditures	(747)	(2,416)
Capitalized software development costs	(7,377)	(7,907)
Free cash flow (Non-GAAP)	$38,060	$(4,760)
Net cash provided by investing activities	$113,995	$184,246
Net cash provided by (used in) financing activities	$(484,006)	$12,564

Liquidity and Capital Resources

	Six Months Ended September 30,
	2023	2022

	(in thousands)
Cash provided by operating activities	$46,184	$5,563
Cash provided by investing activities	113,995	184,246
Cash provided by (used in) financing activities	(484,006)	12,564
Net increase (decrease) in cash, cash equivalents and restricted cash	$(323,827)	$202,373
Sources of Cash and Material Cash Requirements
To date, we have financed our operations primarily through the issuance of the Notes, private and public equity financings and customer payments. As disclosed in Note 7 — 0.5% Convertible Senior Notes and Capped Call contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, in May 2018, we issued $500.25 million in aggregate principal amount of Notes in a private offering, including $65.25 million in aggregate principal amount of Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes matured and were repaid in cash on May 1, 2023. We believe that our existing cash, cash equivalents, and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
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
Our material cash requirements consist of obligations under leases for office space and purchase commitments. Except as set forth in Note 7 – 0.5% Convertible Senior Notes and Capped Call and Note 8 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes to our material cash requirements as disclosed in our audited consolidated financial statements for the fiscal year ended March 31, 2023 in our Annual Report on Form 10-K (our “Annual Report”).
Operating Activities
During the six months ended September 30, 2023, cash provided by operating activities was $46.2 million, which was an increase of $40.6 million compared to the same period of 2022. The increase in cash provided by operating activities is primarily due to increased cash receipts related to the Company’s continued business growth.
Investing Activities
Cash provided by investing activities during the six months ended September 30, 2023 was $114.0 million, a decrease of $70.3 million compared to the same period of 2022. The decrease is primarily due to a reduction in proceeds from sales of investments, offset by a reduction in purchases of investments.
Financing Activities
Cash used in financing activities during the six months ended September 30, 2023 was $484.0 million, an increase of $496.6 million compared to the same period of 2022. The increase was primarily due to the repayment of the Notes upon maturity.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2023 as compared to the critical accounting policies and estimates described in our Annual Report.
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
Interest Rate Risk
We had cash and cash equivalents of $301.9 million as of September 30, 2023, consisting of bank deposits and money market funds. These interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant. We have an agreement to maintain cash balances at a financial institution of no less than $5.8 million as collateral for several letters of credit in favor of our landlords. The letters of credit carry a fixed interest rate of 1%.
We had short-term investments of $134.7 million as of September 30, 2023, consisting of certificates of deposit, commercial paper, corporate notes and bonds, and U.S. treasury securities. Our investments in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of these investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 8 — Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Between September 27, 2023 and October 11, 2023, seven purported stockholders of the Company commenced actions in the United Stated District Courts for the Southern District of New York, Northern District of California, District of Delaware, as well as the San Francisco Superior Court. The seven actions are captioned Ryan O’Dell v. New Relic, Inc. et al., Case No. 23-cv-08507 (S.D.N.Y.), Bruce Pond v. New Relic, Inc. et al., Case No. 23-cv-04998 (N.D.C.A), Elaine Wang v. New Relic, Inc. et al., Case No. 23-cv-08593 (S.D.N.Y.), Dr. Jeffrey R. Schantz v. New Relic, Inc. et al., Case No. CGC-23-609495 (S.F. Superior Court)(which has since been resolved and the Company expects will soon be dismissed), Christopher Scott v. New Relic, Inc. et al., Case No. 23-cv-01130 (D.C.D.E.), James O’Neill v. New Relic, Inc. et al., Case No. 23-cv-08898 (S.D.N.Y), and Patrice Michoud v. New Relic, Inc. et al., Case No. 23-cv-08934 (S.D.N.Y.). The complaints allege, among other things, violations of federal and state securities laws and breach of fiduciary duties in connection with the Merger, and seek, among other relief, an injunction preventing the parties from consummating the Merger, damages in the event the Merger is consummated, and an award of attorneys' fees. The Company believes that no further disclosure was required to supplement the Definitive Proxy Statement under applicable laws. However, to minimize the expense and distraction of responding to such actions, the Company provided additional disclosures related to the proposed Merger, which were filed with the SEC on October 23, 2023. Nothing in the supplemental disclosures should be deemed an admission of the legal necessity or materiality of any of the supplemental disclosures.
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
Risk Factors Related to the Merger Transaction
There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all. Delays or a failure to complete the Merger could have a material adverse effect on our stock price as well as on our business, financial condition and results of operations.*
On July 30, 2023, we entered into the Merger Agreement with Parent and Merger Sub. The Merger is expected to close in late calendar year 2023, assuming that all of the conditions in the Merger Agreement are satisfied or, if permitted, waived. There can be no assurance that the Merger will be consummated. The consummation of the Merger is subject to certain regulatory approvals and customary closing conditions. The Company has received all regulatory approvals required for the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. Moreover, the Merger Agreement provides that either we or Parent may terminate the Merger Agreement in certain circumstances, including if the Merger has not occurred by 11:59 p.m., Pacific time, on January 30, 2024, subject to extensions if certain conditions set forth in the Merger Agreement are met. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, the Merger must be approved by the affirmative vote of a majority of the outstanding shares of our Common Stock.
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
The pendency of the Merger could adversely affect our business, financial condition and results of operations.
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
Litigation may arise in connection with the Merger, which could be costly, prevent or seriously delay the consummation of the Merger, divert management’s attention and otherwise materially harm our business, financial condition and results of operations.*
We, as well as members of our board of directors, have been and may be named as defendants in actions related to the Merger. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming, expensive and may distract our management from day-to-day operations of our business. The cost of litigation and the diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, financial condition and results of operations. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, potential customers, service providers and partners, or otherwise materially harm our business, operations and financial condition. We cannot assure you as to the outcome of such litigation, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. Whether or not plaintiffs in potential litigation are successful, the litigation may delay the completion of the Merger in the expected timeframe, or may prevent the Merger from being completed altogether.

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
We have incurred net losses in each fiscal period since our inception, including net loss attributable to New Relic of $61.2 million and $97.0 million in the six months ended September 30, 2023 and 2022, respectively. At September 30, 2023, we had an accumulated deficit of $1,024.7 million. We expect to continue to expend substantial financial and other resources on, among other things:
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
Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns, even those seemingly unrelated to us or the information technology industry, may harm us. The United States and other key international economies are being impacted by supply chain disruption, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, actual or perceived instability in the banking system, including due to recent bank failures, inflation, rising interest rates, labor shortages and overall uncertainty with respect to the economy. Businesses may look, and in many cases are looking, to rationalize their spending in response to such factors, which could impact our sales and renewal rates and negatively impact our business. Further, global events, such as the conflict in Israel and Russia’s invasion of Ukraine, may lead to or continue to result in disruption, instability, deterioration and volatility in global markets and industries that could negatively impact our business, financial condition and results of operations.
Furthermore, the revenue growth and potential profitability of our business depends on demand for software applications and products generally, and Application Performance Monitoring (“APM”) and our other offerings specifically. In addition, our revenue is dependent on the number of users of our products and the degree of adoption of such users with respect to our products and platform capabilities. Historically, during economic downturns there have been reductions in spending on information technology systems as well as pressure for extended billing terms and other financial concessions, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their commitments or amount of their spend, or affect renewal rates, all of which could harm our operating results.
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
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, including as a result of changes to our pricing strategy, the prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple accounts into a single account, the effects of uncertain global economic conditions, including as a result of the global COVID-19 pandemic, the conflict in Israel, and Russia’s invasion of Ukraine, or reductions in our customers’ spending levels generally.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources.
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
During the six months ended September 30, 2023, we derived approximately 38% of our total revenue from customers outside the United States. A component of our growth strategy involves the further expansion of our operations and customer adoption internationally. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in international markets, and we cannot assure you that our expansion efforts into international markets will be successful. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. Our current international operations and future initiatives involve a variety of risks, including:
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

In addition, in February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified pre-existing geopolitical tensions. It is not possible to predict the full extent of the broader consequences of Russia’s ongoing invasion of Ukraine, or the current conflict in Israel, including sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts.
If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Our success and future growth depend largely upon the continued services of our executive officers and other key employees in the areas of research and development, marketing, sales, services, and general administrative functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. For example, in the first quarter of fiscal 2024, we announced that Lew Cirne would be transitioning from Executive Chairman to non-executive Chair of the Board in August 2023, and that Kristy Friedrichs had resigned as our Chief Operating Officer, effective as of December 31, 2023. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, these and any other such changes may result in a loss of institutional knowledge and cause disruptions to our business.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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
Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of trademarks, trade secret laws, patent, copyrights, service marks, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2023, we had 49 issued patents in the United States and abroad and 30 patent applications pending in the United States and abroad. Despite our issued patents and pending patent applications, we may be unable to maintain or obtain patent protection for our technology. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and platform capabilities and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of July 30, 2023, by and among Parent, Merger Sub and the Company.	8-K	001-36766	2.1	July 31, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-36766	3.1	August 19, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36766	3.1	February 7, 2023
10.1	Voting and Support Agreement, dated as of July 30, 2023, by and among Parent, the Company, JANA, HMI and the Rollover Stockholders.	8-K	001-36766	10.1	July 31, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NEW RELIC, INC.
Date:	October 27, 2023
		By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)